Form 10-Q
period 2007-09-30
NEW M&I CORP
filed 2007-11-09
CIK 1399315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-33488

MARSHALL & ILSLEY CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	20-8995389
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

770 North Water Street
Milwaukee, Wisconsin	53202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (414) 765-7801

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   [X]       No   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filler.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one): Large accelerated filer   [X]      Accelerated filer   [  ]      Non-accelerated filer   [  ]

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act).     Yes   [  ]       No   [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Outstanding at
Class	October 31, 2007

Common Stock, $1.00 Par Value	267,585,759

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
($000's except share data)

	September 30,	December 31,	September 30,
Assets	2007	2006	2006
Cash and cash equivalents:
Cash and due from banks	$1,080,612	$1,248,007	$1,250,479
Federal funds sold and security resale agreements	214,211	192,061	200,305
Money market funds	121,954	45,190	36,291
Total cash and cash equivalents	1,416,777	1,485,258	1,487,075

Interest bearing deposits at other banks and other short-term investments	381,711	19,042	17,141

Investment securities:
Trading securities, at market value	52,994	36,249	45,306
Available for sale, at market value	6,863,035	6,977,853	6,820,115
Held to maturity, market value $402,630
($507,909 December 31, 2006 and $542,514 September 30, 2006)	394,434	495,520	528,383
Total investment securities	7,310,463	7,509,622	7,393,804

Loans held for sale	134,829	300,677	161,505

Loans and leases:
Loans and leases, net of unearned income	44,836,634	41,634,340	41,103,547
Allowance for loan and lease losses	(452,697)	(420,610)	(417,375)
Net loans and leases	44,383,937	41,213,730	40,686,172

Premises and equipment, net	600,682	571,637	567,622
Goodwill and other intangibles	3,489,907	3,212,102	3,221,054
Accrued interest and other assets	3,050,020	1,918,189	1,948,384
Total Assets	$60,768,326	$56,230,257	$55,482,757

Liabilities and Shareholders' Equity
Deposits:
Noninterest bearing	$5,533,840	$6,112,362	$5,565,420
Interest bearing	28,258,146	27,972,020	27,894,324
Total deposits	33,791,986	34,084,382	33,459,744

Federal funds purchased and security repurchase agreements	4,078,163	2,838,756	2,580,797
Other short-term borrowings	5,757,310	3,586,374	4,425,557
Accrued expenses and other liabilities	1,976,464	1,543,219	1,571,608
Long-term borrowings	8,142,440	8,026,155	7,488,993
Total liabilities	53,746,363	50,078,886	49,526,699

Shareholders' equity:
Series A convertible preferred stock, $1.00 par value;
2,000,000 shares authorized	-	-	-
Common stock, $1.00 par value; 276,051,274 shares issued
(261,972,424 shares at December 31, 2006 and 261,972,424
shares at September 30, 2006)	276,051	261,972	261,972
Additional paid-in capital	2,396,811	1,770,540	1,752,275
Retained earnings	4,809,143	4,383,642	4,246,875
Accumulated other comprehensive income, net of related taxes	(46,877)	(17,546)	(43,102)
Treasury stock, at cost: 8,965,516 shares
(6,502,732 December 31, 2006 and 7,146,762 September 30, 2006)	(371,494)	(205,938)	(226,203)
Deferred compensation	(41,671)	(41,299)	(35,759)
Total shareholders' equity	7,021,963	6,151,371	5,956,058
Total Liabilities and Shareholders' Equity	$60,768,326	$56,230,257	$55,482,757

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($000's except per share data)

	Three Months Ended September 30,
	2007	2006
Interest and fee income
Loans and leases	$830,106	$766,679
Investment securities:
Taxable	78,015	73,512
Exempt from federal income taxes	14,749	15,220
Trading securities	213	174
Short-term investments	5,672	4,418
Total interest and fee income	928,755	860,003

Interest expense
Deposits	317,012	290,648
Short-term borrowings	58,535	49,734
Long-term borrowings	152,752	126,445
Total interest expense	528,299	466,827

Net interest income	400,456	393,176
Provision for loan and lease losses	41,526	10,250
Net interest income after provision for loan and lease losses	358,930	382,926

Other income
Data processing services	375,099	339,538
Wealth management	66,499	54,573
Service charges on deposits	29,346	25,727
Gains on sale of mortgage loans	5,103	12,982
Other mortgage banking revenue	1,391	1,420
Net investment securities gains	8,890	4,513
Losses related to Firstsource	(7)	-
Life insurance revenue	10,475	7,280
Net derivative gains - discontinued hedges	-	43,805
Other	48,522	31,280
Total other income	545,318	521,118

Other expense
Salaries and employee benefits	311,999	314,345
Net occupancy	28,072	26,657
Equipment	33,705	35,170
Software expenses	18,802	17,896
Processing charges	30,739	25,643
Supplies and printing	6,725	6,782
Professional services	14,671	16,242
Shipping and handling	23,222	21,432
Amortization of intangibles	12,510	12,145
Metavante transaction costs	5,391	-
Other	90,926	70,306
Total other expense	576,762	546,618

Income before income taxes	327,486	357,426
Provision for income taxes	107,547	118,559
Net income	$219,939	$238,867

Net income per common share
Basic	$0.84	$0.94
Diluted	0.83	0.92

Dividends paid per common share	$0.310	$0.270

Weighted average common shares outstanding (000's) :
Basic	261,491	253,799
Diluted	266,283	259,667

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($000's except per share data)

	Nine Months Ended September 30,
	2007	2006
Interest and fee income
Loans and leases	$2,417,016	$2,074,062
Investment securities:
Taxable	233,749	202,288
Exempt from federal income taxes	44,569	46,968
Trading securities	682	442
Short-term investments	13,161	12,994
Total interest and fee income	2,709,177	2,336,754

Interest expense
Deposits	906,223	760,940
Short-term borrowings	169,498	132,193
Long-term borrowings	446,793	348,527
Total interest expense	1,522,514	1,241,660

Net interest income	1,186,663	1,095,094
Provision for loan and lease losses	84,700	32,298
Net interest income after provision for loan and lease losses	1,101,963	1,062,796

Other income
Data processing services	1,095,289	1,027,494
Wealth management	192,785	163,681
Service charges on deposits	83,277	73,282
Gains on sale of mortgage loans	24,263	36,718
Other mortgage banking revenue	4,348	3,566
Net investment securities gains	29,929	6,603
Net gains related to Firstsource	7,039	-
Life insurance revenue	25,992	21,654
Net derivative gains - discontinued hedges	-	1,788
Other	126,534	98,178
Total other income	1,589,456	1,432,964

Other expense
Salaries and employee benefits	926,909	898,808
Net occupancy	83,022	77,236
Equipment	100,369	106,222
Software expenses	56,409	52,682
Processing charges	99,087	82,242
Supplies and printing	22,610	19,377
Professional services	47,259	41,727
Shipping and handling	72,520	67,003
Amortization of intangibles	36,070	33,024
Metavante transaction costs	9,416	-
Other	252,594	217,686
Total other expense	1,706,265	1,596,007

Income before income taxes	985,154	899,753
Provision for income taxes	328,164	297,272
Net income	$656,990	$602,481

Net income per common share
Basic	$2.54	$2.44
Diluted	2.49	2.38

Dividends paid per common share	$0.890	$0.780

Weighted average common shares outstanding (000's) :
Basic	258,607	247,361
Diluted	264,162	252,751

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($000's)

	Nine Months Ended September 30,
	2007	2006
Net Cash Provided by Operating Activities	$686,808	$745,155

Cash Flows From Investing Activities:
Net increase in other short-term investments	(365,439)	-
Proceeds from sales of securities available for sale	149,756	587,685
Proceeds from maturities of securities available for sale	1,071,031	908,524
Proceeds from maturities of securities held to maturity	101,945	91,171
Purchases of securities available for sale	(1,018,845)	(1,799,606)
Net increase in loans	(2,246,145)	(3,426,859)
Purchases of assets to be leased	(236,409)	(201,325)
Principal payments on lease receivables	264,724	172,444
Purchases of premises and equipment, net	(70,746)	(79,034)
Acquisitions, net of cash and cash equivalents acquired (paid)	(27,042)	(129,641)
Purchase of bank-owned life insurance	(243,329)	-
Other	17,291	1,996
Net cash used in investing activities	(2,603,208)	(3,874,645)

Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(1,497,225)	2,077,817
Proceeds from issuance of commercial paper	6,506,403	3,667,971
Principal payments on commercial paper	(6,579,785)	(3,533,509)
Net increase in other short-term borrowings	2,334,240	434,388
Proceeds from issuance of long-term borrowings	3,570,378	1,948,752
Payments of long-term borrowings	(2,436,442)	(1,219,679)
Dividends paid	(231,489)	(192,946)
Purchases of common stock	(301,095)	(41,791)
Common stock issued to settle stock purchase contract	399,989	-
Proceeds from exercise of stock options	90,744	69,010
Other	(7,799)	(7,799)
Net cash provided by financing activities	1,847,919	3,202,214
Net (decrease) increase in cash and cash equivalents	(68,481)	72,724

Cash and cash equivalents, beginning of year	1,485,258	1,414,351
Cash and cash equivalents, end of period	$1,416,777	$1,487,075

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,528,980	$1,147,728
Income taxes	227,994	269,234

See notes to financial statements.

Marshall & Ilsley Corporation
Notes to Financial Statements
September 30, 2007 & 2006 (Unaudited)

1.	Basis of Presentation and Subsequent Event

The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation’s (“M&I” or “Corporation”) Annual Report on Form 10-K for the year ended December 31, 2006.  The unaudited financial information included in this report reflects all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial position and results of operations as of and for the three and nine months ended September 30, 2007 and 2006.  The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of results to be expected for the entire year.

On November 1, 2007, Marshall & Ilsley Corporation, Metavante Corporation (“Metavante”), WPM, L.P., a limited partnership affiliated with Warburg Pincus Private Equity IX, L.P. (“Warburg Pincus”), and others consumated the transactions provided for in an investment agreement, a separation agreement and related transaction agreements pursuant to which:

•
Marshall & Ilsley separated into two publicly-traded companies, referred to herein as “New Marshall & Ilsley Corporation” and “New Metavante.”  New Marshall & Ilsley Corporation owns and operates Marshall & Ilsley’s banking business, the issued and outstanding common stock of which is 100% owned by Marshall & Ilsley shareholders.  New Metavante owns and operates Metavante’s business, the issued and outstanding common stock of which is 75% owned by Marshall & Ilsley shareholders and the remaining 25% is owned by Warburg Pincus;

•
Marshall & Ilsley’s shareholders received one share of New Metavante common stock for every three shares of Marshall & Ilsley common stock held and three shares of New Marshall & Ilsley Corporation common stock for each share of  New Metavante common stock held;

•
each holder of Marshall & Ilsley common stock that would otherwise be entitled to receive fractional shares of New Metavante common stock received cash in lieu of such fractional shares (and therefore did not receive shares of New Marshall & Ilsley common stock in respect of such fractional shares);

•	Warburg Pincus invested $625 million in New Metavante for an equity interest representing 25% of New Metavante common stock;

•	New Metavante incurred approximately $1.75 billion of indebtedness; and

•
Metavante  paid off intercompany indebtedness owed to Marshall & Ilsley of  $982 million and New Metavante contributed to New Marshall & Ilsley $1.665 billion in cash ,which included the $625 million of proceeds from the sale of the New Metavante common stock to Warburg Pincus.

Notwithstanding the legal form of the transactions, New Marshall & Ilsley Corporation will be considered the divesting entity and treated as the “accounting successor” to Marshall & Ilsley Corporation and Metavante will be considered the “accounting spinnee” for financial reporting purposes in accordance with Emerging Issues Task Force  Issue No. 02-11,  Accounting for Reverse Spinoffs.

For periods beginning after November 1, 2007, New Marshall & Ilsley Corporation will report the historical consolidated results of operations (subject to certain adjustments) of Metavante in discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets.

For accounting purposes, the investment by Warburg Pincus in New Metavante for an equity interest representing 25% of New Metavante common stock  will be treated as a sale of 25% of  Metavante’s common stock by Marshall & Ilsley Corporation to Warburg Pincus for cash in the amount of $625 million. The sale will result in a gain that is estimated to be  approximately $500 million, which will be reported as a component of discontinued operations in the Consolidated Statements of Income for the three months and year ended December 31, 2007.

Marshall & Ilsley Corporation
Notes to Financial Statements - Continued
September 30, 2007 & 2006 (Unaudited)

Pursuant to SFAS No. 144, this presentation is not permitted until the closing date.  The unaudited Consolidated Balance Sheets as of September 30, 2007 and 2006 and December 31, 2006, Consolidated Statements of Income for the three and nine months ended September 30, 2007 and 2006 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, as well as the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations of Marshall & Ilsley (Accounting Predecessor to New Marshall & Ilsley) presented in this Form 10-Q includes Metavante’s business.

2.	New Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”).  EITF 06-11 specifies how entities should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding stock options and (b) charged to retained earnings under Statement of Financial Accounting Standards 123(R), Share-Based Payment.  EITF 06-11 is effective for the Corporation on January 1, 2008.  The Corporation does not believe EITF 06-11 will have a material effect on its financial statements and related disclosures.

In May 2007, FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”).  FSP FIN 48-1 amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48, which was adopted by the Corporation on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement 109, Accounting for Income Taxes.  FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished.  FSP FIN 48-1 is effective upon the initial adoption of FIN 48 and therefore was adopted by the Corporation in the beginning of fiscal 2007.  The adoption of FSP FIN 48-1 did not have an impact on the accompanying financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value.  SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 does not change requirements for recognizing and measuring dividend income, interest income, or interest expense.  SFAS 159 is effective for the Corporation on January 1, 2008.  The Corporation continues to assess the impact, if any, SFAS 159 will have on the Corporation.

3.	Equity Investment in Firstsource Solutions Limited (“Firstsource”)

As of December 31, 2006, the Corporation’s wholly-owned subsidiary, Metavante, owned a 24% interest in Firstsource.  Firstsource is an India-based provider of business process outsourcing solutions.  This investment is accounted for using the equity method of accounting.  During February 2007, Firstsource offered 60,000,000 new shares of common stock at $1.45 per share in a public offering that yielded $86.9 million of cash proceeds to Firstsource.  This issuance of new shares of common stock diluted Metavante’s ownership percentage to approximately 21%.  Under the provisions of Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary (“SAB 51”), when an investee issues shares of its common stock, the investor should recognize a gain or loss in the same manner as if the investor had sold a portion of its investment.  Subject to certain criteria of SAB 51, the resulting gain or loss can be recognized in the consolidated financial statements or reflected as a capital transaction, at the option of the Corporation, and the accounting treatment selected is to be followed consistently for all future gains or losses.  The Corporation elected to recognize the initial gain of $8.0 million in the consolidated statement of income in the first quarter of 2007.  All future SAB 51 gains or losses will be recognized in the consolidated statement of income.  As a result of Firstsource’s equity transactions, the Corporation recognized a net gain of $7.0 million for the nine months ended September 30, 2007.  Deferred income taxes have been provided on the net gain.  For the three months ended September 30, 2007, the loss related to Firstsource was insignificant.

Marshall & Ilsley Corporation
Notes to Financial Statements - Continued
September 30, 2007 & 2006 (Unaudited)

4.	Comprehensive Income

The following tables present the Corporation’s comprehensive income ($000’s):

	Three Months Ended September 30, 2007
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net income			$219,939

Other comprehensive income:
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$87,780	$(33,049)	54,731
Reclassification for securities
transactions included in net income	(6,530)	2,285	(4,245)
Total unrealized gains (losses) on available for sale investment securities	$81,250	$(30,764)	$50,486

Net gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$(47,259)	$16,541	(30,718)
Reclassification adjustments for
hedging activities included in net income	(3,855)	1,349	(2,506)
Total net gains (losses) on derivatives hedging variability of cash flows	$(51,114)	$17,890	$(33,224)

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	-
Reclassification for amortization of actuarial loss and prior service
credit amortization included in net income	(560)	208	(352)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(560)	$208	$(352)
Other comprehensive income (loss)			16,910
Total comprehensive income			$236,849

	Three Months Ended September 30, 2006
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net income			$238,867

Other comprehensive income:
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$100,128	$(35,054)	65,074
Reclassification for securities
transactions included in net income	(2,255)	790	(1,465)
Total unrealized gains (losses) on available for sale investment securities	$97,873	$(34,264)	$63,609

Net gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$(45,837)	$16,043	(29,794)
Reclassification adjustments for
hedging activities included in net income	(8,108)	2,838	(5,270)
Total net gains (losses) on derivatives hedging variability of cash flows	$(53,945)	$18,881	$(35,064)
Other comprehensive income (loss)			28,545
Total comprehensive income			$267,412

Marshall & Ilsley Corporation
Notes to Financial Statements - Continued
September 30, 2007 & 2006 (Unaudited)

	Nine Months Ended September 30, 2007
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net income			$656,990

Other comprehensive income:
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$(314)	$(2,241)	(2,555)
Reclassification for securities
transactions included in net income	(7,535)	2,637	(4,898)
Total unrealized gains (losses) on available for sale investment securities	$(7,849)	$396	$(7,453)

Net gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$(16,943)	$5,930	(11,013)
Reclassification adjustments for
hedging activities included in net income	(15,091)	5,282	(9,809)
Total net gains (losses) on derivatives hedging variability of cash flows	$(32,034)	$11,212	$(20,822)

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	-	-	-
Reclassification for amortization of actuarial loss and prior service
credit amortization included in net income	(1,678)	622	(1,056)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(1,678)	$622	$(1,056)
Other comprehensive income (loss)			(29,331)
Total comprehensive income			$627,659

	Nine Months Ended September 30, 2006
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net income			$602,481

Other comprehensive income:
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$(2,435)	$811	(1,624)
Reclassification for securities
transactions included in net income	(4,196)	1,469	(2,727)
Total unrealized gains (losses) on available for sale investment securities	$(6,631)	$2,280	$(4,351)

Net gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$14,043	$(4,915)	9,128
Reclassification adjustments for
hedging activities included in net income	(16,289)	5,701	(10,588)
Total net gains (losses) on derivatives hedging variability of cash flows	$(2,246)	$786	$(1,460)
Other comprehensive income (loss)			(5,811)
Total comprehensive income			$596,670

5.	Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

	Three Months Ended September 30, 2007
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Earnings Per Share:
Income Available to Common Shareholders	$219,939	261,491	$0.84

Effect of Dilutive Securities:
Stock Options, Restricted Stock
and Other Plans	-	4,792

Diluted Earnings Per Share:
Income Available to Common Shareholders	$219,939	266,283	$0.83

Marshall & Ilsley Corporation
Notes to Financial Statements - Continued
September 30, 2007 & 2006 (Unaudited)

	Three Months Ended September 30, 2006
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Earnings Per Share:
Income Available to Common Shareholders	$238,867	253,799	$0.94

Effect of Dilutive Securities:
Stock Options, Restricted Stock
and Other Plans	-	5,868

Diluted Earnings Per Share:
Income Available to Common Shareholders	$238,867	259,667	$0.92

	Nine Months Ended September 30, 2007
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Earnings Per Share:
Income Available to Common Shareholders	$656,990	258,607	$2.54

Effect of Dilutive Securities:
Stock Options, Restricted Stock
and Other Plans	-	5,555

Diluted Earnings Per Share:
Income Available to Common Shareholders	$656,990	264,162	$2.49

	Nine Months Ended September 30, 2006
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic Earnings Per Share:
Income Available to Common Shareholders	$602,481	247,361	$2.44

Effect of Dilutive Securities:
Stock Options, Restricted Stock
and Other Plans	-	5,390

Diluted Earnings Per Share:
Income Available to Common Shareholders	$602,481	252,751	$2.38

Options to purchase shares of common stock not included in the computation of diluted net income per share because the stock options were antidilutive are as follows (shares in thousands):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2007			2006			2007			2006
Shares		3,965			27			3,707			109

Price Range	$44.28	-	$49.20	$46.97	-	$48.54	$46.74	-	$49.20	$45.07	-	$48.54

Marshall & Ilsley Corporation
Notes to Financial Statements - Continued
September 30, 2007 & 2006 (Unaudited)

6.	Business Combinations

The following acquisitions, which are not considered to be material business combinations, individually or in the aggregate, were completed during 2007:

Third Quarter

On July 1, 2007, the Corporation completed its acquisition of Excel Bank Corporation (“Excel”).  Pursuant to an Amended and Restated Merger Agreement, shareholders of Excel received $13.97 per share in cash for each issued and outstanding share of Excel common stock, or approximately $105.0 million in the aggregate.  Outstanding options to acquire Excel common stock were converted into options to acquire the Corporation’s common stock.  Excel, with $616.0 million in consolidated assets as of June 30, 2007, has four branches in the greater Minneapolis/St. Paul, Minnesota metropolitan area.  The current Excel branches became branches of M&I Bank on August 1, 2007.  Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $79.5 million.  The estimated identifiable intangible asset to be amortized (core deposits) with a weighted average life of 6.2 years amounted to $4.2 million.  The goodwill and intangibles resulting from this acquisition are deductible for tax purposes.

Second Quarter

On April 20, 2007, the Corporation completed its acquisition of North Star Financial Corporation (“North Star”) of Chicago, Illinois.  Total consideration in this transaction amounted to $21.0 million, consisting of 441,252 shares of the Corporation’s common stock valued at $47.55 per common share.  North Star and its subsidiaries provide a variety of wealth management services through personal and other trusts.  In addition, North Star offers a variety of other products and services including land trusts, 1031 exchanges for both real and personal property, and ESOP services, including consultative services relating to the transfer of small-business stock ownership.  North Star’s businesses were integrated with the Corporation’s Wealth Management unit.  Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $16.0 million.  The preliminary estimated identifiable intangible assets to be amortized (customer relationships, tradename and non-compete agreements) amounted to $8.5 million.  This is considered a non-cash transaction for the purposes of the Consolidated Statement of Cash Flows.   The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

On April 1, 2007, the Corporation completed its acquisition of United Heritage Bankshares of Florida, Inc. (“United Heritage”).  United Heritage Bank, a wholly-owned subsidiary of United Heritage, with $791.3 million in assets as of March 31, 2007, has 13 branches in the metropolitan Orlando area. Total consideration in this transaction amounted to approximately $219.6 million, consisting of 4,410,647 shares of the Corporation’s common stock valued at $204.3 million and the exchange of vested stock options valued at approximately $15.3 million.  The current United Heritage Bank branches became M&I Bank branches in the second quarter of 2007.  Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $147.8 million.  The estimated identifiable intangible asset to be amortized (core deposits) with a weighted average life of 7.7 years amounted to $11.6 million.  This is considered a non-cash transaction for the purposes of the Consolidated Statement of Cash Flows.  The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

First Quarter

On January 17, 2007, Metavante acquired all of the outstanding stock of Valutec Card Solutions, Inc. (“Valutec”) for $41.0 million in cash.  Valutec provides closed-loop, in-store gift and loyalty card solutions for small and medium-sized businesses, including hosted account management, reporting capabilities, plastic card design and production and card program merchandising products.  Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $34.1 million.  The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 7.0 years amounted to $8.2 million.  The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

Marshall & Ilsley Corporation
Notes to Financial Statements - Continued
September 30, 2007 & 2006 (Unaudited)

Recent acquisition activity

On July 9, 2007, the Corporation announced the signing of a definitive agreement to acquire First Indiana Corp. (“First Indiana”) based in Indianapolis, Indiana.  First Indiana, with $2.1 billion in consolidated assets as of September 30, 2007, has 32 offices in central Indiana.  Under the terms of the definitive agreement, stockholders of First Indiana will receive $32.00 in cash for each share of First Indiana common stock outstanding, or approximately $529 million.  The transaction is expected to close in the first quarter of 2008, subject to the affirmative vote of First Indiana’s stockholders and other customary closing conditions.

7.	Investment Securities

Selected investment securities, by type, held by the Corporation were as follows ($000's):

	September 30,	December 31,	September 30,
	2007	2006	2006
Investment securities available for sale:
U.S. treasury and government agencies	$5,268,513	$5,466,369	$5,378,721
States and political subdivisions	902,282	824,015	773,446
Mortgage backed securities	121,754	114,467	121,493
Other	570,486	573,002	546,455
Total	$6,863,035	$6,977,853	$6,820,115

Investment securities held to maturity:
States and political subdivisions	$393,434	$494,020	$526,883
Other	1,000	1,500	1,500
Total	$394,434	$495,520	$528,383

The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2007 ($000’s):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. treasury and
government agencies	$953,006	$5,298	$2,736,837	$52,686	$3,689,843	$57,984
States and political subdivisions	306,995	4,634	75,670	1,848	382,665	6,482
Mortgage backed securities	25,180	8	69,318	1,456	94,498	1,464
Other	-	-	400	64	400	64
Total	$1,285,181	$9,940	$2,882,225	$56,054	$4,167,406	$65,994

The investment securities in the above table were temporarily impaired at September 30, 2007.  This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on September 30, 2007.  The temporary impairment in the investment securities portfolio is predominantly the result of increases in market interest rates since the investment securities were acquired and not from deterioration in the creditworthiness of the issuer.  At September 30, 2007, the Corporation had the ability and intent to hold these temporarily impaired investment securities until a recovery of fair value, which may be maturity.

Marshall & Ilsley Corporation
Notes to Financial Statements - Continued
September 30, 2007 & 2006 (Unaudited)

8.	Loans and Leases

The Corporation's loan and lease portfolio, including loans held for sale, consisted of the following ($000's):

	September 30,	December 31,	September 30,
	2007	2006	2006
Commercial, financial and agricultural	$13,053,313	$12,050,963	$11,794,846
Cash flow hedging instruments at fair value	(1,301)	(2,773)	(3,067)
Commercial, financial and agricultural	13,052,012	12,048,190	11,791,779

Real estate:
Construction	6,735,879	6,088,206	5,813,466
Residential mortgage	6,893,611	6,328,478	6,078,175
Home equity loans and lines of credit	4,304,031	4,342,362	4,415,980
Commercial mortgage	11,760,309	10,965,607	11,002,939
Total real estate	29,693,830	27,724,653	27,310,560

Personal	1,517,416	1,458,594	1,469,106
Lease financing	708,205	703,580	693,607
Total loans and leases	$44,971,463	$41,935,017	$41,265,052

9.	Financial Asset Sales

During the third quarter of 2007, there were no financial asset sales.  As previously reported, the Corporation discontinued the sale and securitization of automobile loans into the secondary market in the second quarter of 2007.

During the first and second quarters of 2007, the Corporation sold automobile loans with principal balances of $116.6 million and $52.2 million, respectively in securitization transactions.  For the nine months ended September 30, 2007, the Corporation recognized net gains of $1.1 million from the sale and securitization of auto loans.  No gains or losses were recognized during the third quarter of 2007.  Other income associated with auto securitizations, primarily servicing income, amounted to $1.3 million in the current quarter.

At September 30, 2007, key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations were as follows (rate per annum):

Prepayment speed (CPR)	15-41%
Weighted average life (in months)	22.7
Expected credit losses (based on original balance)	0.50-1.53%
Residual cash flow discount rate	12.0%
Variable returns to transferees	Forward one-month LIBOR yield curve

At September 30, 2007, securitized automobile loans and other automobile loans managed together with them, along with delinquency and credit loss information consisted of the following ($000’s):

			Total
	Securitized	Portfolio	Managed
Loan balances	$697,289	$255,949	$953,238
Principal amounts of loans 60 days or more past due	3,417	650	4,067
Net credit losses year to date	5,474	325	5,799

Marshall & Ilsley Corporation
Notes to Financial Statements - Continued
September 30, 2007 & 2006 (Unaudited)

10.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 were as follows ($000’s):

	Banking	Metavante	Others	Total
Goodwill balance as of January 1, 2007	$1,425,197	$1,330,276	$29,056	$2,784,529
Goodwill acquired during the period	227,286	34,125	16,044	277,455
Purchase accounting adjustments	(2,944)	9,758	230	7,044
Goodwill balance as of September 30, 2007	$1,649,539	$1,374,159	$45,330	$3,069,028

Goodwill acquired during the third quarter of 2007 for the Banking segment included initial goodwill of $79.5 million for the acquisition of Excel.  Goodwill acquired during the second quarter of 2007 for the Banking segment included initial goodwill of $147.8 million for the acquisition of United Heritage.  Goodwill acquired during the second quarter of 2007 for the Others segment included initial goodwill of $16.0 million related to the North Star acquisition.  Goodwill acquired during the first quarter of 2007 for the Metavante segment related to the initial goodwill of $34.1 million for the acquisition of Valutec.

Purchase accounting adjustments for the Metavante segment represent adjustments made to the initial estimates of fair value associated with the acquisition of VICOR, Inc., Link2Gov Corp. and Med-i-Bank, Inc.  In addition, purchase accounting adjustments for the Metavante segment included total earnout payments of $8.0 million related to the acquisitions of Advanced Financial Solutions, Inc., Printing for Systems, Inc. and AdminiSource Corporation.  Purchase accounting adjustments for the Banking segment and Others segment included adjustments primarily related to the April 2006 acquisition of Gold Banc Corporation, Inc.

At September 30, 2007, the Corporation’s other intangible assets consisted of the following ($000’s):

	September 30, 2007
		Accum-
	Gross	ulated	Net
	Carrying	Amort-	Carrying
	Amount	ization	Value
Other intangible assets
Core deposit intangible	$223,612	$109,073	$114,539
Data processing contract rights/customer lists	363,534	78,930	284,604
Trust customers	11,499	2,643	8,856
Tradename	10,110	1,391	8,719
Other Intangibles	2,930	1,145	1,785
	$611,685	$193,182	$418,503

Mortgage loan servicing rights			$2,376

Amortization expense of other acquired intangible assets for the three and nine months ended September 30, 2007 amounted to $12.1 million and $35.1 million, respectively. For the three and nine months ended September 30, 2006, amortization expense of other acquired intangible assets amounted to $11.7 million and $31.9 million, respectively. Amortization of mortgage servicing rights amounted to $0.4 million and $1.0 million for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006, amortization of mortgage servicing rights amounted to $0.4 million and $1.1 million, respectively.

The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five annual fiscal years are ($000’s):

2008	$46,914
2009	43,984
2010	41,108
2011	38,960
2012	36,953

Marshall & Ilsley Corporation
Notes to Financial Statements - Continued
September 30, 2007 & 2006 (Unaudited)

11.	Deposits

The Corporation's deposit liabilities consisted of the following ($000's):

	September 30,	December 31,	September 30,
	2007	2006	2006
Noninterest bearing demand	$5,533,840	$6,112,362	$5,565,420

Savings and NOW	14,346,845	12,081,260	11,754,890

CD's $100,000 and over	6,779,786	7,841,499	9,013,765
Cash flow hedge-Institutional CDs	8,462	(970)	(679)
Total CD's $100,000 and over	6,788,248	7,840,529	9,013,086

Other time deposits	4,543,836	4,821,233	4,827,972
Foreign deposits	2,579,217	3,228,998	2,298,376
Total deposits	$33,791,986	$34,084,382	$33,459,744

12.	Income Taxes

Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, and there was no effect on the consolidated financial statements.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of the date of adoption the total amount of unrecognized tax benefits was $92.1 million, of which $71.8 million related to benefits that, if recognized, would impact the annual effective tax rate.  Upon adoption of FIN 48, the Corporation changed its policy to include interest and penalties related to income tax liabilities in income tax expense.  Prior to adoption of FIN 48, the Corporation recorded interest and penalties related to income tax liabilities to other expense, a component of Income Before Income Taxes.  Included in the total liability for unrecognized tax benefits as of the date of adoption is $6.8 million of interest and no penalties.

The Corporation, along with its subsidiaries, files income tax returns in the U.S. and various state jurisdictions. With limited exceptions, the Corporation is no longer subject to examinations by federal and state taxing authorities for taxable years before 2003.

The Corporation anticipates it is reasonably possible within 12 months of the adoption date that unrecognized tax benefits could be reduced up to approximately $22 million.  The reduction would principally result from settlements with taxing authorities as it relates to the tax benefits associated with a 2002 stock issuance.

Recently, the US Tax Court ruled favorably on how the TEFRA disallowance, as it pertains to tax exempt interest income, should be calculated within a consolidated group. The Corporation has a similar issue and now believes it is reasonably possible that additional unrecognized tax benefits of approximately $15-$20 million could be recognized within the next 12 months.  The IRS has the right to appeal this decision and management expects the IRS will appeal.

Marshall & Ilsley Corporation
Notes to Financial Statements - Continued
September 30, 2007 & 2006 (Unaudited)

13.	Derivative Financial Instruments and Hedging Activities

The following is an update of the Corporation’s use of derivative financial instruments and its hedging activities as described in its Annual Report on Form 10-K for the year ended December 31, 2006.  There were no significant new hedging strategies employed during the nine months ended September 30, 2007.

Trading Instruments and Other Free Standing Derivatives

Loan commitments accounted for as derivatives are not material to the Corporation and the Corporation does not employ any formal hedging strategies for these commitments.

Trading and free-standing derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting under SFAS 133.  They are carried at fair value with changes in fair value recorded as a component of other noninterest income.

At September 30, 2007, free standing interest rate swaps consisted of $2.9 billion in notional amount of receive fixed / pay floating with an aggregate positive fair value of $15.5 million and $2.1 billion in notional amount of pay fixed / receive floating with an aggregate negative fair value of $10.5 million.

At September 30, 2007, interest rate caps purchased amounted to $42.0 million in notional amount with an immaterial fair value and interest rate caps sold amounted to $42.0 million in notional amount with an immaterial fair value.

At September 30, 2007, the notional value of interest rate futures designated as trading was $3.2 billion with a positive fair value of $0.2 million.

At September 30, 2007, the notional value of equity derivative contracts designated as trading was $8.5 million with a positive fair value of $5.3 million.

The following table presents additional information with respect to fair value hedges.

Fair Value Hedges
September 30, 2007				Weighted
		Notional	Fair	Average
Hedged	Hedging	Amount	Value	Remaining
Item	Instrument	($ in mil)	($ in mil)	Term (Yrs)
Fair Value Hedges that Qualify for Shortcut Accounting
Fixed Rate Bank Notes	Receive Fixed Swap	$372.7	$(10.4)	7.9

Other Fair Value Hedges
Fixed Rate Bank Notes	Receive Fixed Swap	$125.0	$(3.9)	8.8

Institutional CDs	Receive Fixed Swap	50.0	(0.6)	28.7

Callable CDs	Receive Fixed Swap	246.5	(2.0)	8.4

The impact from fair value hedges to total net interest income for the three and nine months ended September 30, 2007 was a negative $0.7 million and a negative $2.3 million, respectively.  The impact to net interest income due to ineffectiveness was not material.

Marshall & Ilsley Corporation
Notes to Financial Statements - Continued
September 30, 2007 & 2006 (Unaudited)

The following table summarizes the Corporation’s cash flow hedges.

Cash Flow Hedges
September 30, 2007				Weighted
		Notional	Fair	Average
Hedged	Hedging	Amount	Value	Remaining
Item	Instrument	($ in mil)	($ in mil)	Term (Yrs)
Variable Rate Loans	Receive Fixed Swap	$100.0	$(1.3)	0.8

Institutional CDs	Pay Fixed Swap	1,175.0	(8.5)	1.5

Federal Funds Purchased	Pay Fixed Swap	150.0	0.0	0.2

FHLB Advances	Pay Fixed Swap	800.0	(14.5)	4.8

Floating Rate Bank Notes	Pay Fixed Swap	550.0	(6.1)	2.2

The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges for the three and nine months ended September 30, 2007 was a positive $3.9 million and a positive $15.1 million, respectively.  For the three and nine months ended September 30, 2007, respectively, the impact due to ineffectiveness was not material.

For the three and nine months ended September 30, 2006, the total effect on net interest income resulting from derivative financial instruments was a positive $7.0 million and a positive $16.6 million, respectively, including the amortization of terminated derivative financial instruments.

14.	Postretirement Health Plan

The Corporation sponsors a defined benefit health plan that provides health care benefits to eligible current and retired employees.  Eligibility for retiree benefits is dependent upon age, years of service, and participation in the health plan during active service.  The plan is contributory and in 1997 and 2002 the plan was amended. Employees hired or retained from mergers after September 1, 1997 will be granted access to the Corporation’s plan upon becoming an eligible retiree; however, such retirees must pay 100% of the cost of health care benefits.  The plan continues to contain other cost-sharing features such as deductibles and coinsurance.

Net periodic postretirement benefit cost for the three and nine months ended September 30, 2007 and 2006 included the following components ($000’s):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Service cost	$435	$570	$1,303	$1,710
Interest cost on APBO	1,061	1,022	3,184	3,066
Expected return on plan assets	(355)	(232)	(1,065)	(696)
Prior service amortization	(681)	(681)	(2,041)	(2,041)
Actuarial loss amortization	121	379	363	1,136
Net periodic postretirement benefit cost	$581	$1,058	$1,744	$3,175

Benefit payments and expenses, net of participant contributions, for the three and nine months ended September 30, 2007 amounted to $1.2 million and $3.5 million, respectively.

Marshall & Ilsley Corporation
Notes to Financial Statements - Continued
September 30, 2007 & 2006 (Unaudited)

The funded status, which is the accumulated postretirement benefit obligation net of fair value of plan assets, as of September 30, 2007 is as follows ($000’s):

Total funded status, December 31, 2006	$(50,309)
Service cost	(1,303)
Interest cost on APBO	(3,184)
Expected return on plan assets	1,065
Employer contributions/payments	10,466
Expected subsidy (Medicare Part D)	(576)
Total funded status, September 30, 2007	$(43,841)

15.	Segments

Generally, the Corporation organizes its segments based on legal entities.  Each entity offers a variety of products and services to meet the needs of its customers and the particular market served.  Each entity has its own president and is separately managed subject to adherence to corporate policies.  Discrete financial information is reviewed by senior management to assess performance on a monthly basis.  Certain segments are combined and consolidated for purposes of assessing financial performance.

The following represents the Corporation’s operating segments as of and for the three and nine months ended September 30, 2007 and 2006.  During 2006, the Corporation transferred the residential and commercial mortgage banking reporting units, which were previously included in other business operations, to the Banking segment.  Segment information for all periods presented has been adjusted for these transfers.  There were no other changes to the way the Corporation organizes its segments in the nine months ended September 30, 2007.

Metavante transaction costs of $5.4 million and $9.4 million for the three and nine months ended September 30, 2007, respectively and Net derivative gains of $43.8 million and $1.8 million for the three and nine months ended September 30, 2006, respectively are not included in segment income, but are reported in Reclassifications, Eliminations and Adjustments in the following tables.  Management does not include these items when assessing the financial results of the segment operations.

Fees - intercompany represent intercompany revenue charged to other segments for providing certain services. Expenses - intercompany represent fees charged by other segments for certain services received.  For each segment, Expenses - intercompany are not the costs of that segment’s reported intercompany revenues.  Intrasegment revenues, expenses and assets have been eliminated ($ in millions):

	Three Months Ended September 30, 2007
					Reclass-
					ifications,
					Elimina-
				Corporate	tions &
	Banking	Metavante	Others	Overhead	Adjustments	Consolidated
Net interest income	$411.7	$(5.6)	$4.7	$(13.2)	$2.9	$400.5

Other income
Fees - external	94.1	375.8	69.0	6.4	-	545.3
Fees - internal
Fees - intercompany	18.9	28.2	2.0	28.5	(77.6)	-
Float income - intercompany	-	2.9	-	-	(2.9)	-
Total other income	113.0	406.9	71.0	34.9	(80.5)	545.3

Gains/(Losses) related to Firstsource	-	-	-	-	-	-

Other expense
Expenses - other	200.8	306.1	42.5	22.0	5.4	576.8
Expenses - intercompany	47.9	13.8	14.8	1.1	(77.6)	-
Total other expense	248.7	319.9	57.3	23.1	(72.2)	576.8
Provision for loan and lease losses	41.2	-	0.3	-	-	41.5
Income (loss) before taxes	234.8	81.4	18.1	(1.4)	(5.4)	327.5
Income tax expense (benefit)	76.0	29.8	2.6	(0.8)	-	107.6
Segment income (loss)	$158.8	$51.6	$15.5	$(0.6)	$(5.4)	$219.9

Identifiable assets	$57,791.3	$3,129.4	$928.8	$630.9	$(1,712.1)	$60,768.3

Return on average equity	10.6%	14.8%	20.1%			12.9%

Marshall & Ilsley Corporation
Notes to Financial Statements - Continued
September 30, 2007 & 2006 (Unaudited)

	Three Months Ended September 30, 2006
					Reclass-
					ifications,
					Elimina-
				Corporate	tions &
	Banking	Metavante	Others	Overhead	Adjustments	Consolidated
Net interest income	$402.4	$(6.7)	$3.7	$(8.7)	$2.5	$393.2

Other income
Fees - external	79.8	339.5	54.5	3.5	43.8	521.1
Fees - internal
Fees - intercompany	15.3	31.7	1.7	24.9	(73.6)	-
Float income - intercompany	-	2.5	-	-	(2.5)	-
Total other income	95.1	373.7	56.2	28.4	(32.3)	521.1

Other expense
Expenses - other	192.4	289.8	34.8	29.1	0.5	546.6
Expenses - intercompany	44.5	12.2	11.5	5.9	(74.1)	-
Total other expense	236.9	302.0	46.3	35.0	(73.6)	546.6
Provision for loan and lease losses	9.9	-	0.4	-	-	10.3
Income (loss) before taxes	250.7	65.0	13.2	(15.3)	43.8	357.4
Income tax expense (benefit)	83.3	23.8	4.5	(8.9)	15.8	118.5
Segment income (loss)	$167.4	$41.2	$8.7	$(6.4)	$28.0	$238.9

Identifiable assets	$52,650.7	$2,924.7	$798.0	$694.4	$(1,585.0)	$55,482.8

Return on average equity	13.2%	14.1%	14.8%			16.2%

	Nine Months Ended September 30, 2007
					Reclass-
					ifications,
					Elimina-
				Corporate	tions &
	Banking	Metavante	Others	Overhead	Adjustments	Consolidated
Net interest income	$1,215.2	$(19.7)	$14.5	$(32.3)	$9.0	$1,186.7

Other income
Fees - external	278.2	1,097.6	195.7	10.9	-	1,582.4
Fees - internal
Fees - intercompany	55.6	83.4	5.5	85.5	(230.0)	-
Float income - intercompany	-	9.0	-	-	(9.0)	-
Total other income	333.8	1,190.0	201.2	96.4	(239.0)	1,582.4

Net gains related to Firstsource	-	7.0	-	-	-	7.0

Other expense
Expenses - other	585.9	911.2	121.1	79.3	8.7	1,706.2
Expenses - intercompany	141.2	40.8	42.5	4.8	(229.3)	-
Total other expense	727.1	952.0	163.6	84.1	(220.6)	1,706.2
Provision for loan and lease losses	83.8	-	0.9	-	-	84.7

Income (loss) before taxes	738.1	225.3	51.2	(20.0)	(9.4)	985.2
Income tax expense (benefit)	241.5	80.7	14.4	(8.0)	(0.4)	328.2
Segment income (loss)	$496.6	$144.6	$36.8	$(12.0)	$(9.0)	$657.0

Identifiable assets	$57,791.3	$3,129.4	$928.8	$630.9	$(1,712.1)	$60,768.3

Return on average equity	11.8%	14.5%	17.6%			13.5%

Marshall & Ilsley Corporation
Notes to Financial Statements - Continued
September 30, 2007 & 2006 (Unaudited)

	Nine Months Ended September 30, 2006
					Reclass-
					ifications,
					Elimina-
				Corporate	tions &
	Banking	Metavante	Others	Overhead	Adjustments	Consolidated
Net interest income	$1,119.5	$(22.5)	$10.9	$(21.2)	$8.4	$1,095.1

Other income
Fees - external	233.4	1,027.5	163.2	7.1	1.8	1,433.0
Fees - internal
Fees - intercompany	47.3	82.3	4.6	75.0	(209.2)	-
Float income - intercompany	-	8.4	-	-	(8.4)	-
Total other income	280.7	1,118.2	167.8	82.1	(215.8)	1,433.0

Other expense
Expenses - other	541.0	880.4	105.2	69.7	(0.3)	1,596.0
Expenses - intercompany	128.0	37.8	33.9	9.2	(208.9)	-
Total other expense	669.0	918.2	139.1	78.9	(209.2)	1,596.0
Provision for loan and lease losses	30.9	-	1.4	-	-	32.3

Income (loss) before taxes	700.3	177.5	38.2	(18.0)	1.8	899.8
Income tax expense (benefit)	232.1	61.4	13.6	(10.5)	0.7	297.3
Segment income (loss)	$468.2	$116.1	$24.6	$(7.5)	$1.1	$602.5

Identifiable assets	$52,650.7	$2,924.7	$798.0	$694.4	$(1,585.0)	$55,482.8

Return on average equity	13.6%	13.9%	14.9%			14.8%

Total revenue, which consists of net interest income plus total other income, by type in Others consisted of the following ($ in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Trust Services	$57.8	$48.0	$166.7	$143.2
Capital Markets	3.9	0.7	6.2	1.0
Brokerage and Insurance	9.4	7.2	28.0	22.0
Commercial Leasing	3.4	2.8	11.3	8.6
Others	1.2	1.2	3.5	3.9
Total	$75.7	$59.9	$215.7	$178.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
($000's)

	Three Months Ended September 30,
	2007	2006
Assets
Cash and due from banks	$1,067,207	$1,038,594

Investment securities:
Trading securities	49,094	53,516
Short-term investments	395,338	302,893
Other investment securities:
Taxable	6,192,943	5,880,439
Tax-exempt	1,278,095	1,286,137
Total investment securities	7,915,470	7,522,985

Loans and leases:
Loans and leases, net of unearned income	44,114,477	40,608,373
Allowance for loan and lease losses	(444,170)	(420,233)
Net loans and leases	43,670,307	40,188,140

Premises and equipment, net	597,367	569,935
Accrued interest and other assets	5,973,652	5,264,373
Total Assets	$59,224,003	$54,584,027

Liabilities and Shareholders' Equity
Deposits:
Noninterest bearing	$5,488,955	$5,462,260
Interest bearing	28,732,616	27,458,681
Total deposits	34,221,571	32,920,941

Federal funds purchased and security repurchase agreements	3,058,298	2,759,105
Other short-term borrowings	1,432,407	904,766
Long-term borrowings	11,901,900	10,366,447
Accrued expenses and other liabilities	1,848,336	1,773,140
Total liabilities	52,462,512	48,724,399

Shareholders' equity	6,761,491	5,859,628
Total Liabilities and Shareholders' Equity	$59,224,003	$54,584,027

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
($000's)

	Nine Months Ended September 30,
	2007	2006
Assets
Cash and due from banks	$1,053,999	$1,016,658

Investment securities:
Trading securities	49,609	46,058
Short-term investments	315,724	330,894
Other investment securities:
Taxable	6,224,167	5,562,657
Tax-exempt	1,288,668	1,314,087
Total investment securities	7,878,168	7,253,696

Loans and leases:
Loans and leases, net of unearned income	43,050,718	38,350,036
Allowance for loan and lease losses	(433,507)	(401,807)
Net loans and leases	42,617,211	37,948,229

Premises and equipment, net	586,913	544,002
Accrued interest and other assets	5,686,656	4,927,715
Total Assets	$57,822,947	$51,690,300

Liabilities and Shareholders' Equity
Deposits:
Noninterest bearing	$5,413,767	$5,271,374
Interest bearing	27,891,389	25,795,580
Total deposits	33,305,156	31,066,954

Federal funds purchased and security repurchase agreements	3,192,148	2,511,986
Other short-term borrowings	1,154,427	973,525
Long-term borrowings	11,823,534	9,943,731
Accrued expenses and other liabilities	1,831,348	1,744,446
Total liabilities	51,306,613	46,240,642

Shareholders' equity	6,516,334	5,449,658
Total Liabilities and Shareholders' Equity	$57,822,947	$51,690,300

OVERVIEW

The Corporation’s overall strategy is to drive earnings per share growth by: (1) expanding banking operations not only in Wisconsin but also into faster growing regions beyond Wisconsin; (2) increasing the number of financial institutions to which the Corporation provides correspondent banking services and products; (3) expanding trust services and other wealth management product and service offerings; and (4) separating Marshall & Ilsley Corporation and Metavante into two separate publicly traded companies, as discussed below.

On November 1, 2007, Marshall & Ilsley Corporation (Accounting Predecessor to New Marshall & Ilsley Corporation) which is referred to as “M&I” or the “Corporation” and Metavante became two separate publicly traded companies in accordance with the plan the Corporation announced in early April 2007. The Corporation believes this transaction created two well-positioned companies that will provide substantial benefits to the shareholders of both companies by creating additional opportunities to focus on core businesses.  Metavante expects to be able to drive earnings per share growth by having access to financial resources to continue to build new products, invest in new technologies, attract and retain employees and acquire additional companies.  New Marshall & Ilsley Corporation’s enhanced capital position is expected to drive earnings per share growth by enabling it to provide resources for continued organic growth, fund strategic initiatives within wealth management and its other business lines and pursue opportunities in new geographic markets.

As part of the separation, the Corporation received $2,647 million in cash consisting of a dividend from Metavante of $1,040 million, proceeds of $625 million from the sale of 25% of Metavante and $982 million in repayment of indebtedness due from Metavante.  In considering the redeployment of the tangible capital generated from the separation, the Corporation has established the following priorities: (1) prudently invest in the franchise; (2) pursue financially disciplined acquisitions in banking and wealth management; (3) allocate capital to enhanced common stock buyback activity; and (4) seek opportunities to increase the common stock dividend payout ratio.

For accounting purposes, the investment by Warburg Pincus  in New Metavante for an equity interest representing 25% of New Metavante common stock  will be treated as a sale of 25% of  Metavante’s common stock by Marshall & Ilsley Corporation to Warburg Pincus for cash in the amount of $625 million. The sale will result in a gain that is estimated to be approximately $500 million, which will be reported as a component of discontinued operations in the Consolidated Statements of Income for the three months and year ended December 31, 2007.

The Corporation continues to focus on its key metrics of growing revenues through balance sheet growth, fee-based income growth and strong credit quality.  Management believes that the Corporation’s fundamental performance in each of these key areas of its core businesses will result in a strong growth profile over time.

Net income for the third quarter of 2007 amounted to $219.9 million compared to $238.9 million for the same period in the prior year, a decrease of $19.0 million.  Diluted earnings per share were $0.83 for the three months ended September 30, 2007 compared to $0.92 for the three months ended September 30, 2006.  The return on average assets and average equity was 1.47% and 12.91%, respectively, for the quarter ended September 30, 2007, and 1.74% and 16.17%, respectively, for the quarter ended September 30, 2006.

Net income for the first nine months of 2007 amounted to $657.0 million compared to $602.5 million for the same period in the prior year, an increase of $54.5 million, or 9.0%.   Diluted earnings per share were $2.49 for the nine months ended September 30, 2007 compared to $2.38 for the nine months ended September 30, 2006.  The return on average assets and average equity was 1.52% and 13.48%, respectively, for the nine months ended September 30, 2007, and 1.56% and 14.78%, respectively, for the nine months ended September 30, 2006.

For the three and nine months ended September 30, 2007, costs associated with the previously discussed Metavante transaction amounted to $5.4 million and $9.4 million, respectively, and are included in a separate line within Other expense in the Consolidated Statements of Income.  Net income and diluted earnings per share excluding the transaction costs would have been $225.3 million and $0.85 per share for the three months ended September 30, 2007, respectively and $666.0 million and $2.52 per share for the nine months ended September 30, 2007, respectively and the return on average assets and return on average equity would have been 1.51% and 13.22% for the three months ended September 30, 2007, respectively and 1.54% and 13.67% for the nine months ended September 30, 2007, respectively.

The Corporation expects that Metavante transaction-related costs will significantly increase in the fourth quarter of 2007. It is expected that $21.2 million of costs associated with the transaction will be reported in the fourth quarter of 2007, which include approximately $11.7 million related to the issuance of equity-based awards and approximately $9.5 million of transaction expenses.

Net income for the three and nine months ended September 30, 2006 includes the impact of the mark-to-market adjustments associated with certain interest rate swaps.  Based on expanded interpretations of SFAS 133, specifically hedge designation under the “matched-terms” method, it was determined that certain transactions did not qualify for hedge accounting.  The impact, which is reported as Net derivative gains-discontinued hedges within Other income in the Consolidated Statements of Income, was immaterial to the results of operations for the nine months ended September 30, 2006, increasing net income by $1.1 million and having no effect on diluted earnings per share.  For the three months ended September 30, 2006, the impact resulted in an increase to net income of $28.0 million and an increase to diluted earnings per share of $0.11 per share.  Management believes the non-cash changes in earnings based on market volatility are not reflective of the core performance trends of the Corporation.  Excluding the non-cash changes in earnings based on market volatility, for the three months ended September 30, 2006, net income and diluted earnings per share would have been $210.9 million and $0.81 per share respectively, and the return on average assets and return on average equity would have been 1.53% and 14.22%, respectively.

A reconciliation of these non-GAAP (Generally Accepted Accounting Principles) operating results to GAAP results is provided later in this section.

Non-GAAP earnings growth for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was attributable to a number of factors.  For the three months ended September 30, 2007, the increase in net interest income was due to the contribution from the banking acquisitions that were completed on July 1, 2007 and April 1, 2007 and the two banking acquisitions completed in April 2006 as well as continued organic loan and bank issued deposit growth.  Net interest income was negatively affected by the repurchase of 6.1 million shares of the Corporation’s common stock during the second quarter of 2007.  The increase in net charge-offs and nonperforming loans resulted in an increase in the provision for loan and lease losses in the third quarter of 2007.  Metavante continued to exhibit growth in both revenue and earnings which was attributable, in part, to the impact of its acquisition activities as well as success in retaining and cross-selling products and services to its core customer base.  Metavante’s acquisition activities included one acquisition completed in the first quarter of 2007 and one acquisition completed in September 2006.  Continued organic growth in assets under management and assets under administration, acquisitions completed in April of 2007 and 2006, and improved investment performance resulted in solid growth in fee income for Wealth Management.  During the third quarter of 2007, pre-tax gains resulting from capital markets investments, sales of investment securities, and interest rate swap terminations amounted to $13.9 million. These factors along with continued organic expense management resulted in the reported growth in non-GAAP operating results for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006.

The transaction to separate Marshall & Ilsley Corporation and Metavante into two separate publicly traded companies will significantly affect the financial condition, results of operations and cash flows for both the Corporation and Metavante beginning in the fourth quarter of 2007.

ACQUISITION ACTIVITIES

On July 9, 2007, the Corporation announced the signing of a definitive agreement to acquire First Indiana Corp. (“First Indiana”) based in Indianapolis, Indiana.  First Indiana, with $2.1 billion in consolidated assets as of September 30, 2007, has 32 offices in central Indiana.  Under the terms of the definitive agreement, stockholders of First Indiana will receive $32.00 in cash for each share of First Indiana common stock outstanding, or approximately $529 million.  The transaction is expected to close in the first quarter of 2008, subject to the affirmative vote of First Indiana’s stockholders and other customary closing conditions.

On July 1, 2007, the Corporation completed its acquisition of Excel Bank Corporation (“Excel”).  Pursuant to an Amended and Restated Merger Agreement, shareholders of Excel received $13.97 per share in cash for each issued and outstanding share of Excel common stock, or approximately $105.0 million in the aggregate.  Outstanding options to acquire Excel common stock were converted into options to acquire the Corporation’s common stock.  Excel, with $616.0 million in consolidated assets as of June 30, 2007, has four branches in the greater Minneapolis/St. Paul, Minnesota metropolitan area.  The current Excel branches became branches of M&I Bank on August 1, 2007.

On April 20, 2007, the Corporation completed its acquisition of North Star Financial Corporation (“North Star”) of Chicago, Illinois.  Total consideration in this transaction amounted to $21.0 million, consisting of 441,252 shares of the Corporation’s common stock valued at $47.55 per common share.  North Star and its subsidiaries provide a variety of wealth management services through personal and other trusts.  In addition, North Star offers a variety of other products and services including land trusts, 1031 exchanges for both real and personal property, and ESOP services, including consultative services relating to the transfer of small-business stock ownership.  North Star’s businesses were integrated with the Corporation’s Wealth Management unit.

On April 1, 2007, the Corporation completed its acquisition of United Heritage Bankshares of Florida, Inc. (“United Heritage”).  United Heritage Bank, a wholly-owned subsidiary of United Heritage, with $791.3 million in assets as of March 31, 2007, has 13 branches in the metropolitan Orlando area.  Total consideration in this transaction amounted to approximately $219.6 million, consisting of 4,410,647 shares of the Corporation’s common stock valued at $204.3 million and the exchange of vested stock options valued at approximately $15.3 million.  The current United Heritage Bank branches became M&I Bank branches in the second quarter of 2007.

On January 17, 2007, Metavante acquired all of the outstanding stock of Valutec Card Solutions, Inc. (“Valutec”) for $41.0 million in cash.  Valutec provides closed-loop, in-store gift and loyalty card solutions for small and medium-sized businesses, including hosted account management, reporting capabilities, plastic card design and production and card program merchandising products.

See Note 6 – Business Combinations in Notes to Financial Statements for further discussion of the Corporation’s acquisition activities.

NOTEWORTHY TRANSACTIONS AND EVENTS

Some of the more noteworthy transactions and events that occurred in the three and nine months ended September 30, 2007 and 2006 consisted of the following:

Third quarter 2007

As previously discussed, on July 1, 2007, the Corporation completed its acquisition of Excel.

During the third quarter of 2007, the Corporation remarketed the 3.90% STACKS of M&I Capital Trust B that were originally issued in 2004 as components of the Corporation’s 6.50% Common SPACES.  In connection with the remarketing, the annual interest rate on the remarketed STACKS was reset at 5.626%, M&I Capital Trust B was liquidated and $400 million of 5.626% senior notes that mature on August 17, 2009 were issued by the Corporation in exchange for the outstanding STACKS. Each Common SPACES also included a stock purchase contract requiring the holder to purchase, in accordance with a settlement rate formula, shares of the Corporation’s common stock.  The Corporation issued 9,226,951 shares of its common stock in settlement of the stock purchase contracts in exchange for $400.0 million in cash.

During the third quarter of 2007, the Corporation purchased $243.3 million of additional bank-owned life insurance.  The net realizable value is reported, along with the Corporation’s other bank-owned life insurance, in Accrued interest and other assets in the Consolidated Balance Sheets.  The increase in net realizable value is reported in Life insurance revenue in the Consolidated Statements of Income.

During the third quarter of 2007, pre-tax gains resulting from capital markets investments, sales of investment securities, and interest rate swap terminations amounted to $13.9 million. Gains in the amount of $8.9 million are reported in Net investment securities gains and the remainder of the gains are reported in the Other line of Other Income in the Consolidated Statements of Income.

As previously disclosed, costs associated with the transaction to separate Marshall & Ilsley Corporation and Metavante Corporation into two separate publicly traded companies amounted to a pre-tax and after-tax expense of $5.4 million for the three months ended September 30, 2007 and $9.4 million ($9.0 million after-tax) for the nine months ended September 30, 2007.

Second quarter 2007

As previously discussed, on April 1, 2007, the Corporation completed its acquisition of United Heritage and on April 20, 2007, the Corporation completed its acquisition of North Star.

During the second quarter of 2007, the Corporation completed two accelerated share repurchase transactions under its authorized Stock Repurchase Program.  In the aggregate, the Corporation acquired 6.1 million shares of its common stock in these transactions.  Total consideration in these transactions amounted to $297.3 million and consisted of cash of $294.7 million and common treasury stock valued at $2.6 million.  In conjunction with the first accelerated share repurchase transaction executed during the second quarter of 2007, the Corporation used 54,035 shares of its treasury common stock to share-settle the final settlement obligation.

During the second quarter of 2007, the Corporation sold its investment in MasterCard Class B common shares and realized a pre-tax gain of $19.0 million.  That gain is reported in Net investment securities gains in the Consolidated Statements of Income.  The Corporation sold its investment in order to monetize the significant appreciation in the market price of the common stock of MasterCard since its initial public offering.

During the second quarter and first half of 2007, the Corporation realized a pre-tax loss of $1.0 million and a pre-tax gain of $7.0 million, respectively, related to Metavante’s investment in Firstsource.  See Note 3 - Equity Investment in Firstsource Solutions Limited in Notes to Financial Statements for further information.

As previously disclosed, costs associated with the transaction to separate Marshall & Ilsley Corporation and Metavante Corporation into two separate publicly traded companies amounted to a pre-tax expense of $2.6 million ($2.3 million after-tax) for the three months ended June 30, 2007.

First quarter 2007

Costs associated with the transaction to separate Marshall & Ilsley Corporation and Metavante Corporation into two separate publicly traded companies amounted to a pre-tax expense of $1.5 million ($1.3 million after-tax) for the three months ended March 31, 2007.

During the first quarter of 2007, the Corporation realized $8.0 million in pre-tax gains related to Metavante’s investment in Firstsource.

The impact of the previously discussed gains were in part offset by the loss associated with the call of the Corporation’s 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities. The loss amounted to $9.5 million and is included in Other expense in the Consolidated Statements of Income.

Third quarter 2006

As previously discussed, the Corporation determined that certain transactions did not qualify for hedge accounting.  The impact of the mark-to-market adjustments associated with certain interest rate swaps and reported as Net derivative gains-discontinued hedges in the Consolidated Statements of Income, resulted in an increase to net income of $28.0 million and an increase to diluted earnings per share of $0.11 for the three months ended September 30, 2006.  The impact to the nine months ended September 30, 2006 was not material.  Management believes the non-cash changes in earnings based on market volatility are not reflective of the core performance trends of the Corporation.

Second quarter 2006

The results of operations and financial position as of and for the three months ended June 30, 2006 included the effect of the previously announced acquisitions of Gold Banc Corporation, Inc. and Trustcorp Financial, Inc. which were both completed on April 1, 2006.  As of April 1, 2006, the combined assets of Gold Banc Corporation, Inc. and Trustcorp Financial, Inc. amounted to approximately $4.9 billion. The combined purchase price for these companies, which included approximately $146.0 million of cash, amounted to $898.2 million.  In the aggregate, 16.74 million shares of the Corporation’s common stock were issued and fully vested stock options to purchase 0.5 million of the Corporation’s common stock were exchanged in these transactions.

 As previously discussed, the Corporation determined during 2006 that certain transactions did not qualify for hedge accounting. The impact of the mark-to-market adjustments associated with certain interest rate swaps and reported as Net derivative losses-discontinued hedges in the Consolidated Statements of Income, resulted in a decrease to net income of $13.2 million and a decrease to diluted earnings per share of $0.05 for the three months ended June 30, 2006.  For the six months ended June 30, 2006, net derivative losses-discontinued hedges resulted in a decrease to net income of $26.9 million and a decrease of $0.11 to diluted earnings per share.

First quarter 2006

The impact of the mark-to-market adjustments associated with certain interest rate swaps and reported as Net derivative losses-discontinued hedges in the Consolidated Statements of Income, resulted in a decrease to net income of $13.7 million and a decrease to diluted earnings per share of $0.06 per share for the three months ended March 31, 2006.

NET INTEREST INCOME

Net interest income is the difference between interest earned on earning assets and interest owed on interest bearing liabilities.

Net interest income for the third quarter of 2007 amounted to $400.5 million compared to $393.2 million reported for the third quarter of 2006, an increase of $7.3 million or 1.9%.  For the nine months ended September 30, 2007, net interest income amounted to $1,186.7 million compared to $1,095.1 million reported for the nine months ended September 30, 2006, an increase of $91.6 million or 8.4%.  Acquisition-related and organic loan growth and the growth in bank issued deposits were the primary contributors to the increase in net interest income.  Factors negatively affecting net interest income compared to the prior year included the impact of the financing costs associated with the 2007 and 2006 banking and Metavante acquisitions, the cost of common stock repurchases, the cost of purchased bank-owned life insurance, interest adjustments associated with the increase in nonaccrual loans and leases, tightening loan spreads and a general shift in the bank issued deposit mix from lower cost to higher cost deposit products.

Average earning assets increased $3.9 billion or 8.1% in the third quarter of 2007 compared to the third quarter of 2006.  Average loans and leases accounted for $3.5 billion of the growth in average earning assets in the third quarter of 2007 compared to the third quarter of 2006.  Average investment securities increased $0.4 billion in the third quarter of 2007 over the prior year third quarter.

Average interest bearing liabilities amounted to $45.1 billion in the third quarter of 2007 compared to $41.5 billion in the third quarter of 2006, an increase of $3.6 billion or 8.8%.  Average interest bearing deposits increased $1.3 billion or 4.6% in the third quarter of 2007 compared to the third quarter of 2006.  Average total borrowings increased approximately $2.3 billion or 16.8% in the third quarter of 2007 compared to the same period in 2006.

Average noninterest bearing deposits were relatively unchanged in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

For the nine months ended September 30, 2007, average earning assets amounted to $50.9 billion compared to $45.6 billion in the nine months ended September 30, 2006, an increase of $5.3 billion or 11.7%.  Average loans and leases accounted for $4.7 billion of the growth in average earning assets in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  Average investment securities increased $0.6 billion over the comparative nine month periods.

Average interest bearing liabilities increased $4.8 billion or 12.3% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  Average interest bearing deposits increased $2.1 billion or 8.1% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  Average total borrowings increased $2.7 billion or 20.4% over the comparative nine month periods.

For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, average noninterest bearing deposits increased $0.1 billion or 2.7%.

The growth and composition of the Corporation’s quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table  ($ in millions):
Consolidated Average Loans and Leases

	2007			2006		Growth Pct.
	Third	Second	First	Fourth	Third		Prior
	Quarter	Quarter	Quarter	Quarter	Quarter	Annual	Quarter
Commercial loans and leases
Commercial	$12,755	$12,494	$12,164	$11,800	$11,559	10.3%	2.1%

Commercial real estate
Commercial mortgages	11,592	11,175	10,936	10,932	10,838	7.0	3.7
Construction	3,816	3,607	3,480	3,346	3,227	18.3	5.8
Total commercial real estate	15,408	14,782	14,416	14,278	14,065	9.6	4.2

Commercial lease financing	510	507	513	538	529	(3.6)	0.5
Total commercial loans and leases	28,673	27,783	27,093	26,616	26,153	9.6	3.2

Personal loans and leases
Residential real estate
Residential mortgages	6,774	6,562	6,382	6,195	5,924	14.3	3.2
Construction	2,803	2,827	2,780	2,649	2,471	13.4	(0.8)
Total residential real estate	9,577	9,389	9,162	8,844	8,395	14.1	2.0

Personal loans
Student	62	70	113	78	47	32.2	(11.7)
Credit card	257	249	245	250	246	4.8	3.6
Home equity loans and lines	4,248	4,223	4,295	4,387	4,474	(5.1)	0.6
Other	1,111	1,019	1,031	1,101	1,143	(2.8)	9.0
Total personal loans	5,678	5,561	5,684	5,816	5,910	(3.9)	2.1

Personal lease financing	186	176	168	162	150	23.4	5.4
Total personal loans and leases	15,441	15,126	15,014	14,822	14,455	6.8	2.1
Total consolidated average loans and leases	$44,114	$42,909	$42,107	$41,438	$40,608	8.6%	2.8%

Total consolidated average loans and leases increased $3.5 billion or 8.6% in the third quarter of 2007 compared to the third quarter of 2006.  Excluding the effect of the banking acquisitions, total consolidated average loan and lease organic growth was 6.0% in the third quarter of 2007 compared to the third quarter of 2006.  Approximately $1.0 billion of the growth in total consolidated average loans and leases was attributable to the banking acquisitions and $2.5 billion of the growth was organic.  Of the $1.0 billion of average growth attributable to the banking acquisitions, $0.3 billion was attributable to average commercial loans and $0.6 billion was attributable to average commercial real estate loans.  Of the $2.5 billion of average loan and lease organic growth, $0.8 billion was attributable to average commercial loans and leases, $0.7 billion was attributable to average commercial real estate loans, and $1.2 billion was attributable to residential real estate loans.  From a production standpoint, residential real estate loan closings amounted to $1.2 billion in each of the third quarters of 2007 and 2006. Average home equity loans and lines declined $0.2 billion in the third quarter of 2007 compared to the third quarter of 2006.

For the nine months ended September 30, 2007, total consolidated average loans and leases increased $4.7 billion or 12.3% compared to the nine months ended September 30, 2006.  Excluding the effect of the 2007 and 2006 banking acquisitions, total consolidated average loan and lease organic growth was 7.3% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  Approximately $1.8 billion of the growth in total consolidated average loans and leases was attributable to the banking acquisitions and $2.9 billion of the growth was organic.  Of the $1.8 billion of average growth attributable to the banking acquisitions, $1.2 billion was attributable to average commercial real estate loans, approximately $0.4 billion was attributable to average commercial loans and leases and $0.1 billion was attributable to average residential real estate loans.  Of the $2.9 billion of average loan and lease organic growth, $1.1 billion was attributable to average commercial loans and leases, $0.9 billion was attributable to average commercial real estate loans, and $1.4 billion was attributable to residential real estate loans.  From a production standpoint, residential real estate loan closings amounted to $3.8 billion in the each of the nine months ended September 30, 2007 and 2006.  Average home equity loans and lines declined $0.3 billion in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  Average personal loans and leases decreased $0.1 billion in the nine months ended September 30, 2007 compared to the same period in 2006.

Total average commercial loan and lease organic growth was 6.7% in the third quarter of 2007 compared to the third quarter of 2006.  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, total average commercial loan and lease organic growth was 9.3%.  Commercial loan and lease organic growth continued to be positive in the first nine months of 2007 although the Corporation has seen some slowing in certain businesses.  Management believes that year over year organic commercial loan growth (as a percentage) will continue its slight moderation and expects organic commercial loan growth will be in the mid-to-high single digit percentage range in 2007 compared to 2006.  Total average commercial real estate loan organic growth was 5.1% in the third quarter of 2007 compared to the third quarter of 2006.  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, total average commercial real estate loan organic growth was 6.3%.  The Corporation continues to experience some slowing in the construction market for both commercial and residential developers, and to some extent throughout the commercial real estate business.  The Corporation expects organic commercial real estate loan growth in 2007 will be in the mid single digit percentage range compared to 2006.

Home equity loans and lines, which includes the Corporation’s wholesale activity, continue to be one of the Corporation’s primary consumer loan products.  Average home equity loans and lines declined in the third quarter and nine months ended September 30, 2007 compared to the third quarter and nine months ended September 30, 2006. Consistent with what is occurring in many parts of the country, the market for home equity loans and lines continues to be challenging.

The Corporation sells some of its residential real estate production (residential real estate and home equity loans) in the secondary market.  Selected residential real estate loans with rate and term characteristics that are considered desirable are retained in the portfolio.  For the three months ended September 30, 2007 and 2006, real estate loans sold to investors amounted to $0.3 billion and $0.6 billion, respectively.  For the nine months ended September 30, 2007 real estate loans sold to investors amounted to $1.5 billion compared to $1.8 billion of  real estate loans sold to investors in the nine months ended September 30, 2006.  At September 30, 2007 and 2006, the Corporation had approximately $46.4 million and $101.0 million of mortgage loans held for sale, respectively.  Gains from the sale of mortgage loans amounted to $5.1 million in the third quarter of 2007 compared to $13.0 million in the third quarter of 2006.  For the nine months ended September 30, 2007, gains from the sale of mortgage loans amounted to $24.3 million compared to $36.7 million in the nine months ended September 30, 2006.

At September 30, 2007, the Corporation’s combined average loan-to-value ratios and credit scores were 80.4% and 729, respectively for its residential real estate loan and home equity loan and line of credit portfolios, excluding residential construction loans to developers.  The Corporation does not originate sub-prime mortgages or sub-prime home equity loans or lines for its own portfolio.  The Corporation’s exposure to residential real estate and home equity borrowers with credit scores that were less than 620 was approximately $303 million at September 30, 2007.  The average loan-to-value ratio for residential real estate and home equity borrowers with credit scores that were less than 620 was approximately 79.9% at September 30, 2007.

During the second quarter of 2007, the Corporation opted to discontinue the sale and securitization of automobile loans into the secondary market. Auto loans securitized and sold in the third quarter of 2006 amounted to $0.1 billion. For the nine months ended September 30, 2007, auto loans securitized and sold amounted to $0.2 billion compared to $0.4 billion in the nine months ended September 30, 2006.  Net gains from the sale and securitization of auto loans for the nine months ended September 30, 2007 amounted to $1.1 million. Net gains and losses from the sale and securitization of auto loans were not significant in either the three or nine months ended September 30, 2006.

The growth and composition of the Corporation’s quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

Consolidated Average Deposits

	2007			2006		Growth Pct.
	Third	Second	First	Fourth	Third		Prior
	Quarter	Quarter	Quarter	Quarter	Quarter	Annual	Quarter
Bank issued deposits
Noninterest bearing deposits
Commercial	$3,953	$3,849	$3,769	$4,000	$3,948	0.1%	2.7%
Personal	951	996	964	951	953	(0.2)	(4.5)
Other	585	586	586	575	561	4.2	(0.2)
Total noninterest bearing deposits	5,489	5,431	5,319	5,526	5,462	0.5	1.1

Interest bearing activity deposits
Savings and NOW	2,899	2,929	2,951	2,961	3,081	(5.9)	(1.0)
Money market	8,853	8,587	8,260	8,128	7,795	13.6	3.1
Foreign activity	1,628	1,394	1,424	1,427	1,151	41.4	16.8
Total interest bearing
activity deposits	13,380	12,910	12,635	12,516	12,027	11.3	3.6

Time deposits
Other CDs and time deposits	4,778	4,882	4,832	4,847	4,843	(1.4)	(2.1)
CDs greater than $100,000	3,851	3,636	3,401	3,264	3,137	22.8	5.9
Total time deposits	8,629	8,518	8,233	8,111	7,980	8.1	1.3
Total bank issued deposits	27,498	26,859	26,187	26,153	25,469	8.0	2.4

Wholesale deposits
Money market	2,621	1,795	938	835	795	229.6	46.1
Brokered CDs	3,261	3,635	4,332	5,257	5,510	(40.8)	(10.3)
Foreign time	842	829	1,101	892	1,147	(26.6)	1.6

Total wholesale deposits	6,724	6,259	6,371	6,984	7,452	(9.8)	7.4

Total consolidated
average deposits	$34,222	$33,118	$32,558	$33,137	$32,921	4.0%	3.3%

Average total bank issued deposits increased $2.0 billion or 8.0% in the third quarter of 2007 compared to the third quarter of 2006.  Excluding the effect of the banking acquisitions, average total bank issued deposit organic growth was 3.9% in the third quarter of 2007 compared to the third quarter of 2006.  Approximately $1.0 billion of the growth in average total bank issued deposits was attributable to the banking acquisitions and $1.0 billion of the growth was organic.  Of the $1.0 billion of average growth attributable to the banking acquisitions, $0.2 billion was attributable to average noninterest bearing deposits, $0.4 billion was attributable to average interest bearing activity deposits and $0.4 billion was attributable to average time deposits.  Of the $1.0 billion of average bank issued deposit organic growth, $0.9 billion was attributable to average interest bearing deposits and $0.3 billion was attributable to average time deposits.  Excluding the effect of the banking acquisitions, average noninterest bearing deposits decreased $0.2 billion in the third quarter of 2007 compared to the third quarter of 2006.

For the nine months ended September 30, 2007, average total bank issued deposits increased $3.1 billion or 13.2% compared to the nine months ended September 30, 2006.  Excluding the effect of the 2007 and 2006 banking acquisitions, average total bank issued deposit organic growth was 6.1% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  Approximately $1.6 billion of the growth in average total bank issued deposits was attributable to the banking acquisitions and $1.5 billion of the growth was organic.  Of the $1.6 billion of average growth attributable to the banking acquisitions, $0.3 billion was attributable to average noninterest bearing deposits, $0.5 billion was attributable to average interest bearing activity deposits and $0.8 billion was attributable to average time deposits.  Of the $1.5 billion of average bank issued deposit organic growth, $1.0 billion was attributable to average interest bearing deposits and $0.6 billion was attributable to average time deposits.  Excluding the effect of the banking acquisitions, average noninterest bearing deposits were relatively unchanged in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Noninterest bearing deposit balances tend to exhibit some seasonality with a trend of balances declining somewhat in the early part of the year followed by growth in balances throughout the remainder of the year.  A portion of the noninterest balances, especially commercial balances, is sensitive to the interest rate environment.  Larger balances tend to be maintained when overall interest rates are low and smaller balances tend to be maintained as overall interest rates increase.

For the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, the Corporation has been able to competitively price deposit products which has contributed to the growth in average bank issued interest bearing activity deposits and average bank issued time deposits.  In addition, the Corporation continues to experience shifts in the bank issued deposit mix.  In their search for higher yields, both new and existing customers have been migrating their deposit balances to higher cost money market and time deposit products.  Management expects this behavior to continue.

Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation’s own banking branches.  The Corporation continues to make use of wholesale funding alternatives, especially brokered and institutional certificates of deposit.  These deposits allow the Corporation’s bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional.  Recently, the Corporation has placed less reliance on wholesale deposits.  For the three months ended September 30, 2007, average wholesale deposits decreased $0.7 billion, or 9.8% compared to the three months ended September 30, 2006.  For the nine months ended September 30, 2007, average wholesale deposits decreased $0.9 billion, or 12.2% compared to the nine months ended September 30, 2006.  Average wholesale deposits for the three and nine months ended September 30, 2007 include approximately $0.2 billion and $0.3 billion, respectively of wholesale deposits that were assumed in the 2007 and 2006 banking acquisitions.

Total borrowings increased $3.5 billion to $18.0 billion at September 30, 2007, compared to $14.5 billion at December 31, 2006.  The increase was primarily due to increased use of Federal funds purchased and other short term borrowings.  During the third quarter of 2007, the Corporation’s lead bank, M&I Marshall & Ilsley Bank (“M&I Bank”) extinguished $370.0 million of floating rate Federal Home Loan Bank (“FHLB”) advances and terminated the related pay fixed / receive floating interest rate swaps that were designated as cash flow hedges on the FHLB advances.  The gain realized from these transactions amounted to $5.3 million and is reported in the Other line of Other Income in the Consolidated Statements of Income.  As previously discussed, during the third quarter of 2007, the Corporation remarketed the 3.90% STACKS of M&I Capital Trust B and issued $400.0 million of 5.626% senior notes of the Corporation that mature on August 17, 2009 in exchange for the STACKS. During the first quarter of 2007, the Corporation called its $200 million in principal amount of 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities. As previously discussed, the loss realized on this transaction amounted  to $9.5 million and is included in Other expense in the Consolidated Statements of Income.

The Corporation’s consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three and nine months ended September 30, 2007 and 2006, are presented in the following tables ($ in millions):

Consolidated Yield and Cost Analysis

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
			Average			Average
	Average		Yield or	Average		Yield or
	Balance	Interest	Cost (b)	Balance	Interest	Cost (b)
Loans and leases: (a)
Commercial loans and leases	$13,264.7	$254.5	7.61%	$12,088.3	$232.2	7.62%
Commercial real estate loans	15,408.6	291.8	7.51	14,064.5	270.3	7.63
Residential real estate loans	9,577.2	172.4	7.14	8,395.4	150.6	7.12
Home equity loans and lines	4,247.8	80.5	7.51	4,473.7	84.4	7.49
Personal loans and leases	1,616.2	31.3	7.69	1,586.5	29.6	7.40
Total loans and leases	44,114.5	830.5	7.47	40,608.4	767.1	7.49

Investment securities (b):
Taxable	6,192.9	78.0	4.93	5,880.5	73.5	4.85
Tax Exempt (a)	1,278.1	21.3	6.62	1,286.1	22.1	6.86
Total investment securities	7,471.0	99.3	5.21	7,166.6	95.6	5.20

Trading securities (a)	49.1	0.3	1.97	53.5	0.2	1.38

Other short-term investments	395.3	5.7	5.69	302.9	4.4	5.79
Total interest earning assets	$52,029.9	$935.8	7.12%	$48,131.4	$867.3	7.13%

Interest bearing deposits:
Bank issued deposits:
Bank issued interest
bearing activity deposits	$13,380.1	$121.2	3.60%	$12,026.4	$105.2	3.47%
Bank issued time deposits	8,628.1	108.3	4.98	7,979.7	91.5	4.55
Total bank issued deposits	22,008.2	229.5	4.14	20,006.1	196.7	3.90
Wholesale deposits	6,724.4	87.5	5.16	7,452.6	94.0	5.00
Total interest bearing deposits	28,732.6	317.0	4.38	27,458.7	290.7	4.20

Short-term borrowings	4,490.7	58.5	5.17	3,663.9	49.7	5.39
Long-term borrowings	11,901.9	152.8	5.09	10,366.4	126.4	4.84
Total interest bearing liabilities	$45,125.2	$528.3	4.64%	$41,489.0	$466.8	4.46%

Net interest margin (FTE)		$407.5	3.10%		$400.5	3.29%

Net interest spread (FTE)			2.48%			2.67%

(a)	Fully taxable equivalent (“FTE”) basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(b)	Based on average balances excluding fair value adjustments for available for sale securities.

Consolidated Yield and Cost Analysis

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
			Average			Average
	Average		Yield or	Average		Yield or
	Balance	Interest	Cost (b)	Balance	Interest	Cost (b)

Loans and leases: (a)
Commercial loans and leases	$12,983.0	$738.4	7.60%	$11,473.9	$627.1	7.31%
Commercial real estate loans	14,872.5	841.2	7.56	12,754.5	700.0	7.34
Residential real estate loans	9,377.4	508.3	7.25	7,889.6	413.1	7.00
Home equity loans and lines	4,255.2	239.5	7.53	4,590.9	248.0	7.22
Personal loans and leases	1,562.6	90.8	7.77	1,641.1	87.3	7.11
Total loans and leases	43,050.7	2,418.2	7.51	38,350.0	2,075.5	7.24

Investment securities (b):
Taxable	6,224.2	233.8	4.97	5,562.7	202.3	4.77
Tax Exempt (a)	1,288.7	64.4	6.73	1,314.1	68.4	7.03
Total investment securities	7,512.9	298.2	5.26	6,876.8	270.7	5.19

Trading securities (a)	49.6	0.7	2.01	46.0	0.5	1.37

Other short-term investments	315.7	13.2	5.57	330.9	13.0	5.25
Total interest earning assets	$50,928.9	$2,730.3	7.16%	$45,603.7	$2,359.7	6.90%

Interest bearing deposits:
Bank issued deposits:
Bank issued interest
bearing activity deposits	$12,977.7	$347.8	3.58%	$11,382.5	$274.4	3.22%
Bank issued time deposits	8,461.1	311.4	4.92	7,065.9	225.8	4.27
Total bank issued deposits	21,438.8	659.2	4.11	18,448.4	500.2	3.62
Wholesale deposits	6,452.6	247.0	5.12	7,347.2	260.8	4.75
Total interest bearing deposits	27,891.4	906.2	4.34	25,795.6	761.0	3.94

Short-term borrowings	4,346.6	169.5	5.21	3,485.5	132.2	5.07
Long-term borrowings	11,823.5	446.8	5.05	9,943.7	348.5	4.69
Total interest bearing liabilities	$44,061.5	$1,522.5	4.62%	$39,224.8	$1,241.7	4.23%

Net interest margin (FTE)		$1,207.8	3.17%		$1,118.0	3.27%

Net interest spread (FTE)			2.54%			2.67%

(a)	Fully taxable equivalent (“FTE”) basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(b)	Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin FTE decreased 19 basis points from 3.29% in the third quarter of 2006 to 3.10% in the third quarter of 2007.  For the nine months ended September 30, 2007, the net interest margin FTE was 3.17% compared to 3.27% for the nine months ended September 30, 2006, a decrease of 10 basis points.  Compared to the second quarter of 2007, the net interest margin FTE decreased 7 basis points from 3.17% in the second quarter of 2007 to 3.10% in the third quarter of 2007.  Net interest income and the net interest margin percentage can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation’s markets, prepayment activity, cash paid for acquistions, common stock repurchase activity and various other factors.  Similar to the general trends being experienced throughout the industry, the Corporation continues to be challenged by narrowing loan spreads, slowing loan growth and the shift in the bank issued deposit mix by new and existing depositors into higher yielding products.  Management expects these trends to continue and expects that there will be downward pressure, particularly during periods of elevated levels of nonperforming loans and leases, on the net interest margin FTE.  As part of the separation transaction involving Metavante, the Corporation received $2,647 million in cash.  It is expected that the cash will be initially used to reduce short term borrowings which will positively impact net interest income and the net interest margin percentage until such time as the cash is reinvested in accordance with the priorities previously discussed.

PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY

The following tables present comparative consolidated credit quality information as of September 30, 2007 and the prior four quarters:

Nonperforming Assets
($000’s)

	2007			2006
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual	$445,750	$373,387	$340,684	$264,890	$213,920
Renegotiated	107	113	117	125	130
Past due 90 days or more	7,736	10,463	10,858	2,991	5,132
Total nonperforming loans and leases	453,593	383,963	351,659	268,006	219,182
Other real estate owned	77,350	24,462	26,580	25,452	15,152
Total nonperforming assets	$530,943	$408,425	$378,239	$293,458	$234,334

Allowance for loan and lease losses	$452,697	$431,012	$423,084	$420,610	$417,375

Consolidated Statistics

	2007			2006
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Net charge-offs to average
loans and leases annualized	0.23%	0.22%	0.14%	0.14%	0.08%
Total nonperforming loans and leases
to total loans and leases	1.01	0.89	0.83	0.64	0.53
Total nonperforming assets to total loans
and leases and other real estate owned	1.18	0.94	0.89	0.70	0.57
Allowance for loan and lease losses
to total loans and leases	1.01	1.00	1.00	1.00	1.01
Allowance for loan and lease losses
to total nonperforming loans and leases	100	112	120	157	190

Nonperforming Loans & Leases
($ in millions)

	September 30, 2007				June 30, 2007				March 31, 2007
	Total Loans & Leases	Percent of Total Loans & Leases	Non-Perform-ing Loans & Leases	% Non-Perform-Loan & Lease Type	Total Loans & Leases	Percent of Total Loans & Leases	Non-Perform-ing Loans & Leases	% Non-Perform-Loans & Lease Type	Total Loans & Leases	Percent of Total Loans & Leases	Non-Perform-ing Loans & Leases	% Non-Perform-Loans & Lease Type
Commercial Loans & Leases	$13,569	30%	$45	0.33%	$13,031	30%	$47	0.36%	$12,819	30%	$62	0.48%

Commercial Real Estate
Commercial Vacant
Land & Construction	4,814	11	123	2.56	4,527	11	93	2.06	4,249	10	79	1.87
Other Commercial Real Estate	10,875	24	66	0.61	10,462	24	56	0.53	10,142	24	51	0.50
Total Commercial Real Estate	15,689	35	189	1.21	14,989	35	149	0.99	14,391	34	130	0.90

Residential Real Estate
1 - 4 Family	4,358	10	41	0.95	4,223	10	34	0.80	4,086	10	24	0.58
Residential Construction	1,045	2	9	0.81	965	2	2	0.27	955	2	3	0.30
Residential Vacant Land & Construction-Developer	4,297	10	125	2.91	4,294	10	103	2.40	4,267	10	81	1.90
Total Residential Real Estate	9,700	22	175	1.80	9,482	22	139	1.47	9,308	22	108	1.16

Consumer Loans & Leases
Home Equity Loans &
Lines of Credit	4,304	9	38	0.89	4,206	10	42	0.98	4,213	10	44	1.05
Other Consumer
Loans & Leases	1,709	4	7	0.40	1,578	3	7	0.47	1,524	4	8	0.52
Total Consumer Loans & Leases	6,013	13	45	0.75	5,784	13	49	0.84	5,737	14	52	0.91
Total Loans & Leases	$44,971	100%	$454	1.01%	$43,286	100%	$384	0.89%	$42,255	100%	$352	0.83%

Geographical Summary
Wisconsin	$17,151	38%	$92	0.54%	$17,035	39%	$81	0.48%	$17,017	40%	$87	0.51%
Arizona	7,542	17	89	1.18	7,348	17	50	0.69	7,169	17	26	0.37
Minnesota	4,872	11	62	1.27	4,253	10	65	1.53	4,058	10	55	1.36
Kansas & Oklahoma	1,508	3	29	1.95	1,423	3	28	2.00	1,357	3	28	2.03
Missouri	3,068	7	37	1.19	3,048	7	51	1.67	3,146	7	55	1.74
Florida	2,764	6	81	2.91	2,593	6	28	1.07	2,091	5	29	1.37
Others	8,066	18	64	0.79	7,586	18	81	1.06	7,417	18	72	0.97
Total	$44,971	100%	$454	1.01%	$43,286	100%	$384	0.89%	$42,255	100%	$352	0.83%

Reconciliation of Allowance for Loan and Lease Losses
($000’s)

	2007			2006
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Beginning balance	$431,012	$423,084	$420,610	$417,375	$415,201

Provision for loan and lease losses	41,526	26,026	17,148	18,253	10,250

Allowance of banks and loans acquired	6,200	5,513	-	-	-

Loans and leases charged-off
Commercial	4,612	15,433	7,222	2,213	4,073
Real estate	19,143	7,789	6,616	11,483	4,971
Personal	6,102	4,473	4,290	4,216	3,516
Leases	361	464	173	256	165
Total charge-offs	30,218	28,159	18,301	18,168	12,725

Recoveries on loans and leases
Commercial	1,902	1,764	1,712	1,097	2,251
Real estate	884	1,070	488	415	783
Personal	938	1,095	935	1,096	1,031
Leases	453	619	492	542	584
Total recoveries	4,177	4,548	3,627	3,150	4,649

Net loans and leases charged-off	26,041	23,611	14,674	15,018	8,076

Ending balance	$452,697	$431,012	$423,084	$420,610	$417,375

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (“OREO”).

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $77.4 million at September 30, 2007, compared to $24.5 million at June 30, 2007 and $15.2 million at September 30, 2006.   At September 30, 2007, properties acquired in partial or total satisfaction of problem loans consisted of construction and land development of $39.5 million, 1-4 family residential real estate of $22.0 million and commercial real estate of $15.5 million.  Since June 30, 2007, construction and land development properties increased $32.8 million, commercial real estate properties increased $12.4 million and 1-4 family residential real estate properties increased $7.7 million.

Nonperforming loans and leases consist of nonaccrual, renegotiated or restructured loans, and loans and leases that are delinquent 90 days or more and still accruing interest.  The balance of nonperforming loans and leases can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

At September 30, 2007, nonperforming loans and leases amounted to $453.6 million or 1.01% of consolidated loans and leases compared to $384.0 million or 0.89% of consolidated loans and leases at June 30, 2007, and $219.2 million or 0.53% of consolidated loans and leases at September 30, 2006. Compared to June 30, 2007, total nonperforming vacant land and construction loans increased $57.8 million and nonperforming other commercial real estate loans increased $10.5 million.  Nonaccrual loans and leases continue to be the primary source of nonperforming loans and leases.

At September 30, 2007, nonperforming loans secured by real estate represented 88.7% of total nonperforming loans and leases. Nonperforming loans and leases continue to be concentrated in housing-related loans. The housing slowdown continues to impact the performance of some of the Corporation’s construction and land development and residential real estate loans.  A re-balancing of supply and demand within the national housing market has reduced both absorption rates and valuations, causing stress for some borrowers within these loan segments.  These loans are geographically dispersed and are in both the Corporation’s originated and acquired loan portfolios. At September 30, 2007, approximately $49.4 million or 10.9% of the Corporation’s nonperforming loans and leases were 90 days or less past due.

Nonperforming loans and leases associated with the 2006 banking acquisitions amounted to $82.7 million or 2.0% of the acquired loans and leases and 18.2% of total consolidated nonperforming loans and leases at September 30, 2007.  Nonperforming loans and leases associated with the 2007 banking acquisitions were insignificant at September 30, 2007.

Throughout this credit cycle, the Corporation has maintained its underwriting standards, including its typical loan to value standards in real estate lending.  As stated in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, the Corporation does not hold loans with below market or so-called teaser interest rates and does not hold option adjustable rate mortgages that may expose the borrowers to future increase in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization). In addition, the Corporation underwrites adjustable rate mortgage loans at the fully indexed rate to ensure customer affordability and to minimize the risk to the Corporation. The Corporation’s comprehensive approval process is critical to ensuring that the risk of loss from nonperforming loans and leases on a long-term basis is minimized within the overall framework of acceptable levels of credit risk.

Net charge-offs amounted to $26.0 million or 0.23% of average loans and leases in the third quarter of 2007 compared to $23.6 million or 0.22% of average loans and leases in the second quarter of 2007 and $8.1 million or 0.08% of average loans and leases in the third quarter of 2006.  For the nine months ended September 30, 2007, net charge-offs amounted to $64.3 million or 0.20% of average loans and leases compared to $24.0 million or 0.08% of average loans for the nine months ended September 30, 2006.  The historical average net charge-off ratio for the three years ended December 31, 2003 was 0.21% and the historical average net charge-off ratio for the three years ended December 31, 2006 was 0.11%.  The most recent five year historical average net charge-off ratio was 0.15%.

Consistent with the credit quality trends, the provisions for loan and lease losses amounted to $41.5 million for the three months ended September 30, 2007 compared to $10.3 million for the three months ended September 30, 2006.  For the nine months ended September 30, 2007, the provisions for loan and lease losses amounted to $84.7 million compared to $32.3 million for the nine months ended September 30, 2006.  The allowance for loan and lease losses as a percent of consolidated loans and leases outstanding was 1.01% at September 30, 2007 and 1.00% at June 30, 2007 and 1.01% at September 30, 2006.

Managing nonperforming loans and leases is important to the ongoing success of a financial services institution.  In addition to the negative impact on net interest income and credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts.  The Corporation’s comprehensive credit review process is critical to ensuring that potential nonperforming loans and leases as well as nonperforming loans and leases are aggressively identified and isolated in a timely manner so that strategies can be developed to minimize the risk of loss to the Corporation.

The recent developments in the real estate markets is causing  the Corporation to undertake an intensified review of  current higher risk segments within its real estate portfolio.  These reviews include re-assessing the timeliness and propriety of appraisals for collateral dependent loans especially in volatile real estate markets such as Florida and Arizona.  In addition, the Corporation is re-evaluating the expected timing and amount of expected cash flows required to service debt under various scenarios for both nonperforming loans and performing loans that are considered to be at a higher level of risk of  becoming nonperforming loans.

Management believes that in the near term the expected level of nonperforming loans and leases may continue to increase from current levels.  This expectation is based in part on the fact that real estate related loans such as construction and land development loans tend to be more complex and may take additional time to satisfactorily resolve.  For nonperforming loans secured by real estate, the Corporation may continue to acquire the underlying real estate in partial or total satisfaction of problem loans in order to mitigate its losses which may result in increases in OREO.

At the present time, the Corporation’s risk of loss on a per loan basis remains manageable. However, negative economic events, adverse developments in industry segments or geographical regions within the loan and lease portfolios or deterioration of a large loan or loans will likely continue to have an adverse impact on the level of nonperforming loans and leases and net charge-offs  which will require an increase to the allowance for loan and lease losses and a higher provision for loan and lease losses in the fourth quarter of 2007.

OTHER INCOME

Total other income in the third quarter of 2007 amounted to $545.3 million compared to $521.1 million in the same period last year, an increase of $24.2 million or 4.6%.  Total other income in the third quarter of 2007 included gains resulting from capital markets investments, sales of investment securities, and interest rate swap terminations that amounted to $13.9 million.  Gains in the amount of $8.9 million are reported in Net investment securities gains and the remainder of the gains are reported in the Other line of Other Income in the Consolidated Statements of Income. Total other income for the three months ended September 30, 2006 included $43.8 million of mark-to-market gains for derivative financial instruments that did not qualify for hedge accounting.  The remaining increase in other income was primarily due to growth in data processing services and wealth management services revenue.  That increase was offset by lower gains on sale of mortgage loans.

Total other income in the nine months ended September 30, 2007 amounted to $1,589.5 million compared to $1,433.0 million in the same period last year, an increase of $156.5 million or 10.9%.  In addition to the gains previously discussed, other income for the nine months ended September 30, 2007 included a gain of $19.0 million on the sale of MasterCard Class B shares and $7.0 million in net gains related to Metavante’s investment in Firstsource.  Other income for the nine months ended September 30, 2006 included $1.8 million of mark-to-market gains for derivative financial instruments that did not qualify for hedge accounting.  The remaining increase in other income was primarily due to growth in data processing services and wealth management services revenue.  That increase was offset by lower gains on sale of mortgage loans.

Data processing services external revenue (Metavante) amounted to $375.1 million in the third quarter of 2007 compared to $339.5 million in the third quarter of 2006, an increase of $35.6 million or 10.5%.  For the nine months ended September 30, 2007, Data processing services external revenue amounted to $1,095.3 million compared to $1,027.5 million for the nine months ended September 30, 2006, an increase of $67.8 million or 6.6%.  Revenue growth continued throughout the segment due to revenue associated with acquisitions and continued revenue growth in both the core banking and the payments business despite some signs of reduced spending by financial institutions. Revenue growth in the third quarter of 2007 was paced by double digit growth in the payments business while software license revenue declined slightly.  Revenue associated with Metavante’s acquisition completed in the first quarter of 2007 contributed approximately $3.3 million of the revenue growth in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.  Revenue associated with Metavante’s acquisition completed in the first quarter of 2007 and third quarter of 2006 contributed approximately $20.7 million of the revenue growth in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  Metavante estimates that total revenue growth (internal and external) for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 excluding the acquisitions (“organic revenue growth”), was approximately 6.7% and 3.8%, respectively.  To determine the estimated organic revenue growth rate, Metavante adjusts its prior year revenue for the acquisitions as if they had been consummated on January 1 of the prior year.

Wealth management revenue amounted to $66.5 million in the third quarter of 2007 compared to $54.6 million in the third quarter of 2006, an increase of $11.9 million or 21.9%.   For the nine months ended September 30, 2007, Wealth management revenue amounted to $192.8 million compared to $163.7 million for the nine months ended September 30, 2006, an increase of $29.1 million or 17.8%.  Wealth management revenue growth attributable to the 2007 acquisition amounted to $1.6 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.  Wealth management revenue growth attributable to the 2007 and 2006 acquisitions amounted to $6.2 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  Continued success in cross-selling and integrated delivery initiatives, improved investment performance and improving results in institutional sales efforts and outsourcing activities were the primary contributors to the remaining revenue growth over the respective periods.  Assets under management were approximately $26.6 billion at September 30, 2007 compared to $22.5 billion at December 31, 2006, and approximately $21.0 billion at September 30, 2006.

Service charges on deposits amounted to $29.3 million in the third quarter of 2007 compared to $25.7 million in the third quarter of 2006, an increase of $3.6 million or 14.1%.  For the nine months ended September 30, 2007, service charges on deposits amounted to $83.3 million compared to $73.3 million for the nine months ended September 30, 2006, an increase of $10.0 million or 13.6%.  The banking acquisitions contributed $0.4 million and $6.4 million of the growth in service charges on deposits for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, respectively.  A portion of this source of fee income is sensitive to changes in interest rates.

Total mortgage banking revenue was $6.5 million in the third quarter of 2007 compared with $14.4 million in the third quarter of 2006, a decrease of $7.9 million or 54.9%.  For the nine months ended September 30, 2007, total mortgage banking revenue amounted to $28.6 million compared to $40.3 million for the nine months ended September 30, 2006, a decrease of $11.7 million or 29.0%.  For the three months ended September 30, 2007, the Corporation sold $0.3 billion of residential mortgage and home equity loans to the secondary market compared to $0.6 billion in the three months ended September 30, 2006.  For the nine months ended September 30, 2007 and 2006, the Corporation sold $1.5 billion and $1.8 billion of residential mortgage and home equity loans to the secondary market, respectively.

Net investment securities gains amounted to $8.9 million in the third quarter of 2007 compared to $4.5 million in the third quarter of 2006, an increase of $4.4 million. For the nine months ended September 30, 2007 and 2006, net investment securities gains amounted to $29.9 million and $6.6 million, respectively.  Approximately $4.0 million and $5.9 million of the gains recognized in the three and nine months ended September 30, 2007, respectively were realized from capital markets investments.  During the third quarter of 2007,  $672.9 million of government agency investment securities designated as available for sale were sold at gain of $4.3 million.  No individual available for sale investment security sold was temporarily impaired at the time of sale.  As previously discussed, gains in the amount of $19.0 million related to the sale of MasterCard Class B shares in the second quarter of 2007 are included in Net investment securities gains for the nine months ended September 30, 2007.

Life insurance revenue amounted to $10.5 million for the three months ended September 30, 2007 compared to $7.3 million for the three months ended September 30, 2006, an increase of $3.2 million or 43.9%.  For the nine months ended September 30, 2007, life insurance revenue amounted to $26.0 million compared to $21.7 million for the nine months ended September 30, 2006, an increase of $4.3 million or 20.0%.  As previously discussed, during the third quarter of 2007, the Corporation purchased $243.3 million of additional bank-owned life insurance.  That purchase along with bank-owned life insurance acquired in the banking acquisitions were the primary contributors to the increase in life insurance revenue in the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, respectively.

As previously discussed, Net derivative gains-discontinued hedges that amounted to $43.8 million and $1.8 million for the three and nine months ended September 30, 2006, respectively, represent the mark-to-market adjustments associated with certain interest rate swaps.  Based on expanded interpretations of the accounting standard for derivatives and hedge accounting, it was determined that certain transactions did not qualify for hedge accounting.  As a result, any fluctuation in the fair value of the interest rate swaps was recorded in earnings with no corresponding offset to the hedged items or accumulated other comprehensive income.  Management believes the changes in earnings based on market volatility are not reflective of the core performance trends of the Corporation.

Other income in the third quarter of 2007 amounted to $48.5 million compared to $31.3 million in the third quarter of 2006, an increase of $17.2 million or 55.1%.  For the nine months ended September 30, 2007, other income amounted to $126.5 million compared to $98.2 million for the nine months ended September 30, 2006, an increase of $28.3 million or 28.9%.  As previously discussed, other income for the three and nine months ended September 30, 2007, included gains of $5.3 million from the extinguishment of  $370.0 million of FHLB advances and termination of pay fixed / receive floating interest rate swaps that were designated as cash flow hedges on the FHLB advances. Increased fees and income from the banking acquisitions as well as organic growth in a variety of sources of fees and income, especially trading income and card-related fees,  also contributed to the growth in other income in the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006.

The Corporation expects that it will complete the sale of three bank branches located in the Tulsa, Oklahoma area in the fourth quarter of 2007.  The bank branches have total loans and deposits of approximately $200 million, respectively. It is expected that the sale will result in a gain that is estimated to be in excess of  $20 million.

OTHER EXPENSE

Total other expense for the three months ended September 30, 2007 amounted to $576.8 million compared to $546.6 million for the three months ended September 30, 2006, an increase of $30.2 million or 5.5%.  For the nine months ended September 30, 2007, total other expense amounted to $1,706.3 million compared to $1,596.0 million, an increase of $110.3 million or 6.9%.

Total other expense for the three and nine months ended September 30, 2007 includes the operating expenses associated with Metavante’s and the banking acquisitions in 2007 and 2006 and the 2007 wealth management acquisition.  The operating expenses of the acquired entities have been included in the Corporation’s consolidated operating expenses from the dates the transactions were completed, which had an impact on the period to period comparability of operating expenses in 2007 compared to 2006.  Approximately $11.8 million of the operating expense growth in the third quarter of 2007 compared to the third quarter of 2006 and $49.3 million of the operating expense growth in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 were attributable to the acquisitions.  Total other expense for the three and nine months ended September 30, 2007 included transaction expenses of $5.4 million and $9.4 million, respectively, associated with the plan to separate Marshall & Ilsley Corporation and Metavante into two separate publicly traded companies.  Total other expense for the nine months ended September 30, 2007 included the loss of $9.5 million related to the call of the Corporation’s 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities that occurred in the first quarter of 2007.

The Corporation estimates that its expense growth in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, excluding the effects of the acquisitions and the Metavante transaction costs, was approximately $12.9 million or 2.4%.  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, the estimated expense growth excluding the acquisitions, the Metavante transaction costs and the loss related to the call of the Corporation’s 7.65% junior subordinated deferrable interest debentures, was approximately $42.1 million or 2.7%.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic.  The efficiency ratio is calculated by taking total other expense (excluding Metavante transaction costs) divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses and net derivative gains or losses-discontinued hedges) and net interest income on a fully taxable equivalent basis.  The Corporation’s efficiency ratios for the three months ended September 30, 2007 and prior four quarters were:
Efficiency Ratios

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2007	2007	2007	2006	2006
Consolidated Corporation	60.3%	62.3%	61.0%	62.2%	62.6%

Consolidated Corporation
Excluding Metavante	49.9%	51.3%	50.5%	50.6%	52.4%

Salaries and employee benefits expense amounted to $312.0 million in the third quarter of 2007 compared to $314.3 million in the third quarter of 2006, a decrease of $2.3 million.  Lower stock-based compensation expense, which is partially dependent upon the Corporation’s common stock price, and lower incentive compensation offset the increase in salaries and benefits expense associated with the acquisitions in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.   For the nine months ended September 30, 2007, salaries and employee benefits expense amounted to $926.9 million compared to $898.8 million for the nine months ended September 30, 2006, an increase of $28.1 million or 3.1%.  Salaries and benefits expense associated with the acquisitions previously discussed increased salaries and benefits expense $27.7 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  Salaries and employee benefits  expense growth for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was also affected by the impact of lower stock-based compensation expense.

Occupancy and equipment expense for three months ended September 30, 2007 and 2006 amounted to $61.8 million, respectively.  For the nine months ended September 30, 2007, occupancy and equipment expense amounted to $183.4 million compared to $183.5 million for the nine months ended September 30, 2006.  The increase in occupancy and equipment expense associated with the acquisitions and bank branch expansion was offset by reduced occupancy and equipment expense by Metavante in the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, respectively.

Software expenses, processing charges, supplies and printing, professional services and shipping and handling expenses totaled $94.2 million in the third quarter of 2007 compared to $88.0 million in the third quarter of 2006, an increase of $6.2 million or 7.0%.  For the nine months ended September 30, 2007, software expenses, processing charges, supplies and printing, professional services and shipping and handling expenses totaled $297.9 million compared to $263.0 million for the nine months ended September 30, 2006, an increase of $34.9 million or 13.3%.  The acquisitions accounted for $0.5 million and $3.9 million of the expense growth for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, respectively.  Metavante’s expense growth, especially processing charges, accounted for the majority of the remaining increase in expense for these items in the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006.

Amortization of intangibles amounted to $12.5 million in the third quarter of 2007 compared to $12.1 million in the third quarter of 2006, an increase of $0.4 million.  For the nine months ended September 30, 2007, amortization of intangibles amounted to $36.1 million compared to $33.0 million for the nine months ended September 30, 2006, an increase of $3.1 million.  The increase in amortization associated with the acquisitions amounted to $1.1 million and $3.7 million for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, respectively.  Those increases were offset by lower amortization of core deposit intangibles from previous acquisitions, which are based on a declining balance method.

As previously discussed, the Corporation incurred certain transaction costs associated with the announced plan to separate Marshall & Ilsley Corporation and Metavante into two separate publicly held companies.  For the three and nine months ended September 30, 2007, these costs amounted to $5.4 million and $9.4 million, respectively and consisted primarily of consulting fees, legal fees and the costs of printing and shipping the proxy statement/prospectus - information statement for the special shareholders meeting to adopt and approve the investment agreement relating to the separation and the related transactions contemplated by the investment agreement.

The Corporation expects that Metavante transaction-related costs will significantly increase in the fourth quarter of 2007. It is expected that $21.2 million of costs associated with the transaction will be reported in the fourth quarter of 2007, which include approximately $11.7 million related to the issuance of equity-based awards and approximately $9.5 million of transaction expenses.

Other expense amounted to $90.9 million in the third quarter of 2007 compared to $70.3 million in the third quarter of 2006, an increase of $20.6 million or 29.3%.  For the nine months ended September 30, 2007, other expense amounted to $252.6 million compared to $217.7 million for the nine months ended September 30, 2006, an increase of $34.9 million or 16.0%.  The acquisitions accounted for $2.2 million and $10.5 million of the growth in other expense for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, respectively.  Metavante’s cost of sales and expenses associated with capitalized software and capitalized conversions contributed approximately $16.5 million and $13.1 million to the growth in other expense for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, respectively.  As previously discussed, other expense for the nine months ended September 30, 2007 includes the loss of $9.5 million related to the call of the Corporation’s 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities that occurred in the first quarter of 2007.

INCOME TAXES

The provision for income taxes for the three months ended September 30, 2007 amounted to $107.5 million or 32.8% of pre-tax income compared to $118.6 million or 33.2% of pre-tax income for the three months ended September 30, 2006.  For the nine months ended September 30, 2007, the provision for income taxes amounted to $328.2 million or 33.3% of pre-tax income compared to $297.3 million or 33.0% of pre-tax income for the nine months ended September 30, 2006.

RECONCILIATION OF NON-GAAP TO GAAP RESULTS

The Corporation has provided non-GAAP (“Generally Accepted Accounting Principles”) operating results for the three and nine months ended September 30, 2007 and 2006 as a supplement to its GAAP financial results.  The Corporation believes that these non-GAAP financial measures are useful because they allow investors to assess, on a consistent basis, the Corporation’s core operating performance, exclusive of items management believes are not reflective of the operations of the Corporation.  Management uses such non-GAAP financial measures to evaluate financial results and to establish operational goals.  These non-GAAP financial measures should be considered a supplement to, and not as a substitute for, financial measures prepared in accordance with GAAP.

	Three Months Ended
	September 30, 2007		September 30, 2006
		Per		Per
	Amount	Diluted	Amount	Diluted
	($ in millions)	Share	($ in millions)	Share
Net Income	$219.9	$0.83	$238.9	$0.92
Metavante Transaction Costs, net of tax	5.4	0.02	-	-
Net Derivative Gains - Discontinued Hedges, net of tax	-	-	(28.0)	(0.11)
Net Income as Adjusted	$225.3	$0.85	$210.9	$0.81

Average Shareholders' Equity			$5,860
Cumulative Net Derivative Adjustments - Discontinued Hedges, net of tax			23
Adjusted Average Shareholders' Equity			$5,883

Based on Net Income as Adjusted:
Return on Assets	1.51%		1.53%
Return on Equity	13.22		14.22

	Nine Months Ended
	September 30, 2007		September 30, 2006
		Per		Per
	Amount	Diluted	Amount	Diluted
	($ in millions)	Share	($ in millions)	Share
Net Income	$657.0	$2.49	$602.5	$2.38
Metavante Transaction Costs, net of tax	9.0	0.03	-	-
Net Derivative Gains - Discontinued Hedges, net of tax	-	-	(1.1)	-
Net Income as Adjusted	$666.0	$2.52	$601.4	$2.38

Average Shareholders' Equity			$5,450
Cumulative Net Derivative Adjustments - Discontinued Hedges, net of tax			23
Adjusted Average Shareholders' Equity			$5,473

Based on Net Income as Adjusted:
Return on Assets	1.54%		1.56%
Return on Equity	13.67		14.69

43

LIQUIDITY AND CAPITAL RESOURCES

Shareholders’ equity was $7.02 billion or 11.56% of total consolidated assets at September 30, 2007, compared to $6.15 billion or 10.9% of total consolidated assets at December 31, 2006, and $5.96 billion or 10.7% of total consolidated assets at September 30, 2006.

During the second quarter of 2007, the Corporation issued 441,252 shares of its common stock valued at $21.0 million in conjunction with the Corporation’s acquisition of North Star.  Also during the second quarter of 2007, the Corporation issued 4,410,647 shares of its common stock valued at $204.3 million and exchanged vested stock options valued at approximately $15.3 million in conjunction with the Corporation’s acquisition of United Heritage.

During the third quarter of 2007, the Corporation issued 106,622 shares of its common stock for $4.0 million to fund its obligation under its employee stock purchase plan (the “ESPP”).  During the first quarter of 2007, the Corporation issued 403,508 shares of its common stock valued at $19.2 million to fund its 2006 obligations under its retirement and employee stock ownership plans.  Also, during the first and second quarters of 2007 the Corporation issued 85,777 shares of its common stock for $3.4 million and 81,036 shares of its common stock for $3.3 million, respectively, to fund its obligation under the ESPP.

At September 30, 2007, the net loss in accumulated other comprehensive income amounted to $46.9 million, which represented a negative change in accumulated other comprehensive income of $29.3 million since December 31, 2006.  Net accumulated other comprehensive income associated with available for sale investment securities was a net loss of $29.5 million at September 30, 2007, compared to a net loss of $22.0 million at December 31, 2006, resulting in a net loss of $7.5 million over the nine month period.  The net unrealized loss associated with the change in fair value of the Corporation’s derivative financial instruments designated as cash flow hedges was $20.8 million for the nine months ended September 30, 2007.  The change in the postretirement benefit obligation plan funded status at September 30, 2007 compared to December 31, 2006, declined $1.0 million due to periodic amortization included in postretirement expense.

On April 24, 2007, the Corporation announced that its Board of Directors increased the quarterly cash dividend on its common stock 14.8%, to $0.31 per common share from $0.27 per common share.

The Corporation has a Stock Repurchase Program under which it may repurchase up to 12 million shares of its common stock annually.  There were no significant share repurchases during the third quarter of 2007.  During the second quarter of 2007, the Corporation completed two accelerated share repurchase transactions under its authorized Stock Repurchase Program.  In the aggregate, the Corporation acquired 6,117,070 shares of its common stock in these transactions.  Total consideration in these transactions amounted to $297.3 million and consisted of cash of $294.7 million and common treasury stock valued at $2.6 million.  In conjunction with the first accelerated share repurchase transaction executed during the second quarter of 2007, the Corporation used 54,035 shares of its treasury common stock to share-settle the final settlement obligation.  Approximately 5,746,680 shares remain available under prior repurchase authorizations by the Corporation’s Board of Directors.  There were no purchases under the program during the first quarter of 2007.  During the first quarter of 2006, the Corporation repurchased 1.0 million shares at an aggregate cost of $41.8 million. There were no purchases under the program during the second and third quarters of 2006.

The shares of common stock acquired during the second quarter of 2007 somewhat mitigated the impact of the common stock issued to settle the common stock purchase contracts that were a component of the 6.50% Common SPACES that were issued in 2004.

On August 10, 2007, the Corporation announced the successful remarketing of  the STACKSSM of M&I Capital Trust B that were originally issued in 2004 as a component of M&I’s 6.50% Common SPACESSM.  As previously discussed, in connection with the remarketing, the Corporation issued $400 million of 5.626% senior notes due August 17, 2009 in exchange for the outstanding STACKS.

Each Common SPACES unit initially consisted of (i) a stock purchase contract to purchase, in accordance with a settlement rate formula, shares of M&I common stock on August 15, 2007, and (ii) a 1/40, or 2.5%, undivided beneficial interest in a preferred security, referred to as STACKS, of M&I Capital Trust B with an initial liquidation amount of $1,000.  As a result of the remarketing, the annual interest rate on the remarketed STACKS was reset at 5.626% and the maturity date was changed to August 17, 2009.

Immediately following completion of the successful remarketing of the STACKS, the Corporation liquidated M&I Capital Trust B and distributed senior notes to purchasers in the remarketing in exchange for the STACKS.

The remarketing closed on August 15, 2007.  Proceeds of the remarketing, after deducting the remarketing fee payable to the remarketing agents, was used to satisfy the obligations of holders of the Common SPACES to purchase the Corporation’s common stock under the stock purchase contract.

On August 15, 2007, upon settlement of each stock purchase contract, the Corporation delivered 0.5767 shares of common stock for each SPACES unit, or 9,226,951 shares in total.  No fractional shares were issued upon settlement of the stock purchase contracts.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

RISK-BASED CAPITAL RATIOS
($ in millions)

	September 30, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$3,863	7.19%	$3,873	7.88%
Tier 1 Capital Minimum Requirement	2,150	4.00	1,965	4.00
Excess	$1,713	3.19%	$1,908	3.88%

Total Capital	$5,989	11.15%	$5,489	11.17%
Total Capital Minimum Requirement	4,299	8.00	3,930	8.00
Excess	$1,690	3.15%	$1,559	3.17%

Risk-Adjusted Assets	$53,731		$49,128

LEVERAGE RATIOS
($ in millions)

	September 30, 2007						December 31, 2006
	Amount			Ratio			Amount			Ratio
Tier 1 Capital			$3,863			6.90%			$3,873			7.38%
Minimum Leverage Requirement	1,679	-	2,799	3.00	-	5.00	1,575	-	2,625	3.00	-	5.00
Excess	$2,184	-	$1,064	3.90	-	1.90%	$2,298	-	$1,248	4.38	-	2.38%

Adjusted Average Total Assets			$55,971						$52,508

The separation of Marshall & Ilsley Corporation and Metavante into two separate publicly traded companies on November 1, 2007  will have a positive affect on the Corporation’s regulatory capital ratios. It is expected that the transaction will increase the amount of the Corporation’s shareholders’ equity. Prior to the separation, Marshall & Ilsley Corporation (Accounting Predecessor to New Marshall & Ilsley Corporation) was required to maintain capital to support Metavante’s assets which included Metavante’s goodwill and other intangible assets which under regulatory capital rules require more capital than tangible assets.  The Corporation’s tangible equity to tangible asset ratio was 6.42% at September 30, 2007.  The Corporation estimates that its tangible equity to tangible asset ratio would have been approximately 9.67% assuming the separation had taken place on September 30, 2007.

The Corporation manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation’s own cash requirements are met.  The Corporation maintains liquidity by obtaining funds from several sources.

The Corporation’s most readily available source of liquidity is its investment portfolio.  Investment securities available for sale, which totaled $6.9 billion at September 30, 2007, represent a highly accessible source of liquidity.  The Corporation’s portfolio of held-to-maturity investment securities, which totaled $0.4 billion at September 30, 2007, provides liquidity from maturities and amortization payments.  The Corporation’s loans held for sale provide additional liquidity.  These loans represent recently funded loans that are prepared for delivery to investors, which are generally sold within thirty to ninety days after the loan has been funded.

Depositors within the Corporation’s defined markets are another source of liquidity.  Core deposits (demand, savings, money market and consumer time deposits) averaged $22.0 billion in the third quarter of 2007.  The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances.

The banking affiliates may use wholesale deposits, which include foreign (Eurodollar) deposits.  Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation’s own banking branches.  These deposits allow the Corporation’s banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional.  Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels.  Wholesale deposits averaged $6.7 billion in the third quarter of 2007.

The Corporation has historically used certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs.  The majority of these activities are basic term or revolving securitization vehicles.  These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized.  These vehicles provide access to funding sources substantially separate from the general credit risk of the Corporation and its subsidiaries.  See Note 9 to the Consolidated Financial Statements for an update of the Corporation’s securitization activities in the third quarter of 2007.

M&I Marshall & Ilsley Bank (the “Bank”), the Corporation’s lead bank, has implemented a bank note program.  During the second quarter of 2006, the Bank amended the bank note program to provide for a global bank note program which permits it to issue and sell up to a maximum of US$13.0 billion aggregate principal amount (or the equivalent thereof in other currencies) at any one time outstanding of its senior global bank notes with maturities of seven days or more from their respective date of issue and subordinated global bank notes with maturities more than five years from their respective date of issue.  The notes may be fixed rate or floating rate and the exact terms will be specified in the applicable Pricing Supplement or the applicable Program Supplement.  This program is intended to enhance liquidity by enabling the Bank to sell its debt instruments in global markets in the future without the delays which would otherwise be incurred.  Bank notes outstanding at September 30, 2007 amounted to $8.2 billion of which $1.9 billion is subordinated and qualifies as supplementary capital for regulatory capital purposes.

The national capital markets represent a further source of liquidity to the Corporation. Marshall & Ilsley Corporation (Accounting Predecessor to New Marshall & Ilsley Corporation) had filed a number of shelf registration statements that permitted the Corporation to raise funds through sales of corporate debt and/or equity securities.  The Corporation has filed a shelf registration statement that will allow the Corporation to continue to have the ability to raise funds through sales of corporate debt and/or equity securities with a relatively short lead time.  Additionally, the Corporation will continue to maintain a commercial paper program.  At September 30, 2007, commercial paper outstanding amounted to $0.4 billion in aggregate principal amount.

Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $7.2 billion at September 30, 2007.  Long-term borrowings amounted to $10.8 billion at September 30, 2007.  The scheduled maturities of long-term borrowings including estimated interest payments at September 30, 2007 were as follows:  $3.1 billion is due in less than one year; $3.9 billion is due in one to three years; $3.1 billion is due in three to five years; and $2.7 billion is due in more than five years.  During the first quarter of 2007, the Corporation issued shares of its common stock valued at $19.2 million to fund a portion of its 2006 obligations under its retirement and employee stock ownership plans.  There have been no other substantive changes to the Corporation’s contractual obligations as reported in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

As previously discussed, during the third quarter of 2007, the Corporation remarketed the 3.90% STACKS of M&I Capital Trust B and settled the stock purchase contracts that were originally issued in 2004 as components of the 6.50% Common SPACES. In connection with the remarketing,  the STACKS were exchanged for $400.0 million of 5.626% senior notes of the Corporation that mature on August 17, 2009 and M&I Capital Trust B was liquidated.

The Corporation held all of the common interest in M&I Capital Trust A, which issued cumulative preferred capital securities which were supported by junior subordinated deferrable interest debentures and a full guarantee issued by the Corporation.  During the first quarter of 2007, the Corporation exercised its call option on its $200.0 million in principal amount of 7.65% junior subordinated deferrable interest debentures and the related cumulative preferred capital securities. M&I Capital Trust A was liquidated.

In conjunction with the third quarter 2007 banking acquisition, the Corporation acquired all of the common interests in two trusts that issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures in the principal amounts of $10.0 million and $5.0 million, respectively and full guarantees assumed by the Corporation.  The Corporation does not consolidate these trusts in accordance with United States generally accepted accounting principles.

In conjunction with the 2006 banking acquisitions, the Corporation acquired all of the common interests in four trusts that issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures in the principal amounts of $16.0 million, $30.0 million, $38.0 million and $15.0 million, respectively and full guarantees assumed by the Corporation.  The Corporation does not consolidate these trusts in accordance with United States generally accepted accounting principles.

At September 30, 2007, there have been no other substantive changes with respect to the Corporation’s off-balance sheet activities as disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.  See Note 9 to the Consolidated Financial Statements for an update of the Corporation’s securitization activities in the third quarter of 2007.  The Corporation continues to believe that based on the off-balance sheet arrangements with which it is presently involved, such off-balance sheet arrangements neither have, nor are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

In connection with the separation of Marshall & Ilsley Corporation and Metavante into two separate publicly traded companies on November 1, 2007, New Marshall & Ilsley Corporation guaranteed the obligations of  Old Marshall & Ilsley Corporation under the indentures pursuant to which the securities of Old Marshall & Ilsley Corporation were issued.

CRITICAL ACCOUNTING POLICIES

The Corporation has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Corporation’s consolidated financial statements.  The significant accounting policies of the Corporation are described in the footnotes to the consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, and updated as necessary in its Quarterly Reports on Form 10-Q.  Certain accounting policies involve significant judgments and assumptions by management that may have a material impact on the carrying value of certain assets and liabilities.  Management considers such accounting policies to be critical accounting policies.  The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of the operations of the Corporation.  Management continues to consider the following to be those accounting policies that require significant judgments and assumptions:

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s estimate of probable losses inherent in the Corporation’s loan and lease portfolio.  Management evaluates the allowance each quarter to determine that it is adequate to absorb these inherent losses.  This evaluation is supported by a methodology that identifies estimated losses based on assessments of individual problem loans and historical loss patterns of homogeneous loan pools.  In addition, environmental factors, including economic conditions and regulatory guidance, unique to each measurement date are also considered.  This reserving methodology has the following components:

Specific Reserve.  The Corporation’s internal risk rating system is used to identify loans and leases that meet the criteria as being “impaired” under the definition in Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan.  A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  For impaired loans, impairment is measured using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral for collateral dependent loans and loans for which foreclosure is deemed to be probable.  In general, these loans have been internally identified as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns.  Subject to a minimum size, a quarterly review of these loans is performed to identify the specific reserve necessary to be allocated to each of these loans.  This analysis considers expected future cash flows, the value of collateral and also other factors that may impact the borrower’s ability to make payments when due.

Collective Loan Impairment.  This component of the allowance for loan and lease losses is comprised of two elements.  First, the Corporation makes a significant number of loans and leases, which due to their underlying similar characteristics, are assessed for loss as homogeneous pools.  Included in the homogeneous pools are loans and leases from the retail sector and commercial loans under a certain size that have been excluded from the specific reserve allocation previously discussed.  The Corporation segments the pools by type of loan or lease and, using historical loss information, estimates a loss reserve for each pool.

The second element reflects management’s recognition of the uncertainty and imprecision underlying the process of estimating losses.  The internal risk rating system is used to identify those loans within certain industry segments that based on financial, payment or collateral performance, warrant closer ongoing monitoring by management.  The specific loans mentioned earlier are excluded from this analysis.  Based on management’s judgment, reserve ranges are allocated to industry segments due to environmental conditions unique to the measurement period.  Consideration is given to both internal and external environmental factors such as economic conditions in certain geographic or industry segments of the portfolio, economic trends, risk profile, and portfolio composition.  Reserve ranges are then allocated using estimates of loss exposure that management has identified based on these economic trends or conditions.

The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at September 30, 2007:

The housing slowdown is impacting the performance of some of the Corporation’s construction and land development loans.  A re-balancing of supply and demand within the national housing market has reduced both absorption rates and valuations causing stress for some borrowers within this loan segment.  These loans are geographically dispersed and are in both the Corporation’s core and acquired loan portfolios. At September 30, 2007, nonperforming loans secured by real estate represented 88.7% of total nonperforming loans and leases.

At September 30, 2007, allowances for loan and lease losses continue to be carried for exposures to construction and land development loans, vacant residential land, manufacturing, healthcare, production agriculture (including dairy and cropping operations), truck transportation, accommodation, general contracting and  motor vehicle and parts dealers.  The majority of the commercial charge-offs incurred during the past three years were in these industry segments.  While most loans in these categories are still performing, the Corporation continues to believe these sectors present a higher than normal risk due to their financial and external characteristics.  Reduced revenues causing a declining utilization of the industry’s capacity levels can affect collateral values and the amounts realized through sale or liquidation.

During the third quarter of 2007, the Corporation’s commitments to Shared National Credits were approximately $3.4 billion with usage averaging around 46%.  Over time, many of the Corporation’s largest charge-offs have come from the Shared National Credit portfolio.  There were no Shared National Credit nonperforming loans at September 30, 2007.  The Corporation’s exposure to Shared National Credits is monitored closely given this lending group’s loss experience.

The Corporation’s primary lending areas are Wisconsin, Arizona, Minnesota, Missouri and Florida.  The vast majority of the assets acquired on April 1, 2006 from Gold Banc Corporation, Inc. are in entirely new markets for the Corporation.  Included in these new markets are the Kansas City metropolitan area, Tulsa, Oklahoma, and Tampa, Sarasota and Bradenton, Florida.  Each of these regions and markets has cultural and environmental factors that are unique to them.  At September 30, 2007, the level of nonperforming loans for this portfolio segment was higher than the Corporation’s average level of nonperforming loans.  In addition with the acquisition of United Heritage, the Orlando, Florida market is a new market for the Corporation.  Nonperforming loans and leases associated with the acquisition of United Heritage were insignificant at September 30, 2007.

At September 30, 2007, nonperforming loans and leases amounted to $453.6 million or 1.01% of consolidated loans and leases compared to $384.0 million or 0.89% of consolidated loans and leases at June 30, 2007, and $219.2 million or 0.53% of consolidated loans and leases at September 30, 2006. Compared to June 30, 2007, total nonperforming vacant land and construction loans increased $57.8 million and nonperforming other commercial real estate loans increased $10.5 million.  Nonaccrual loans and leases continue to be the primary source of nonperforming loans and leases.

Net charge-offs amounted to $26.0 million or 0.23% of average loans and leases in the third quarter of 2007 compared to $23.6 million or 0.22% of average loans and leases in the second quarter of 2007 and $8.1 million or 0.08% of average loans and leases in the third quarter of 2006.  For the nine months ended September 30, 2007, net charge-offs amounted to $64.3 million or 0.20% of average loans and leases compared to $24.0 million or 0.08% of average loans and leases for the nine months ended September 30, 2006.  The historical average net charge-off ratio for the three years ended December 31, 2003 was 0.21% and the historical average net charge-off ratio for the three years ended December 31, 2006 was 0.11%.  The most recent five year historical average net charge-off ratio was 0.15%.

Based on the above loss estimates, management determined its best estimate of the required allowance for loans and leases.  Management’s evaluation of the factors described above resulted in an allowance for loan and lease losses of $452.7 million or 1.01% of loans and leases outstanding at September 30, 2007.  The allowance for loan and lease losses was $420.6 million or 1.00% of loans and leases outstanding at December 31, 2006 and $417.4 million or 1.01% of loans and leases outstanding at September 30, 2006.  Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $41.5 million for the three months ended September 30, 2007 and $84.7 million for the nine months ended September 30, 2007.  By comparison, the provision for loan and lease losses amounted to $10.3 million for the three months ended September 30, 2006 and $32.3 million for the nine months ended September 30, 2006.  The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.  Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

The Corporation has not materially changed any aspect of its overall approach in the determination of the allowance for loan and lease losses.  There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.  However, on an on-going basis the Corporation continues to refine the methods used in determining management’s best estimate of the allowance for loan and lease losses.

Capitalized Software and Conversion Costs

Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized.  Capitalization of such costs is subject to strict accounting policy criteria, although the appropriate time to initiate capitalization requires management judgment.  Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years.  Each quarter, the Corporation performs net realizable value tests to ensure the assets are recoverable.  Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections.  Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict.  Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment.  For the three months ended September 30, 2007 and 2006, the amount of software costs capitalized amounted to $12.1 million and $11.5 million, respectively.  Amortization expense of software costs amounted to $14.5 million for the three months ended September 30, 2007 compared to $12.8 million for the three months ended September 30, 2006.  For the nine months ended September 30, 2007 and 2006, the amount of software costs capitalized amounted to $38.8 million and $36.5 million, respectively.  Amortization expense of software costs amounted to $43.1 million for the nine months ended September 30, 2007 compared to $40.4 million for the nine months ended September 30, 2006.

Direct costs associated with customer system conversions to the data processing operations are capitalized. Upon completion of the conversion, data processing services are provided to the customer.  To the extent such costs do not exceed deferred conversion revenue, the capitalized costs are recognized on the straight-line method over the expected customer relationship period, which is generally ten years.

Capitalization only occurs when management is satisfied that such costs are recoverable through future operations or penalties (buyout fees) in case of early termination.  For the three months ended September 30, 2007 and 2006, the amount of conversion costs capitalized amounted to $2.3 million and $3.4 million, respectively.  Amortization expense of conversion costs amounted to $6.3 million and $2.6 million for the three months ended September 30, 2007 and the three months ended September 30, 2006, respectively.  For the nine months ended September 30, 2007 and 2006, the amount of conversion costs capitalized amounted to $8.3 million and $8.9 million, respectively.  Amortization expense of conversion costs amounted to $10.9 million for the nine months ended September 30, 2007 and $7.6 million for the nine months ended September 30, 2006.

Net unamortized costs were ($ in millions):

	September 30,
	2007	2006
Software	$155.6	$152.8
Conversions	43.8	28.5
Total	$199.4	$181.3

The Corporation has not substantively changed any aspect of its overall approach in the determination of the amount of costs that are capitalized for software development or conversion activities.  There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the periodic amortization of such costs.

As a result of the November 1, 2007 separation of Marshall & Ilsley Corporation (Accounting Predecessor to New Marshall & Ilsley Corporation) and Metavante into two separate publicly traded companies, it is expected that Capitalized Software and Conversion Costs will no longer be a critical accounting policy of the  Corporation.

Financial Asset Sales and Securitizations

The Corporation has historically used certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs.  The majority of these activities are basic term or revolving securitization vehicles.  These vehicles are generally funded through term-amortizing debt structures or with short term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized.  These financing entities are contractually limited to a narrow range of activities that facilitate the transfer of or access to various types of assets or financial instruments.  In certain situations, the Corporation provides liquidity and/or loss protection agreements.  In determining whether the financing entity should be consolidated, the Corporation considers whether the entity is a qualifying special-purpose entity (“QSPE”) as defined in Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  For non-consolidation, a QSPE must be demonstrably distinct, have significantly limited permitted activities, hold assets that are restricted to transferred financial assets and related assets, and can sell or dispose of non-cash financial assets only in response to specified conditions.

In December 2003, the Corporation adopted Financial Accounting Standards Board Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities (revised December 2003).  This interpretation addresses consolidation by business enterprises of variable interest entities. Transferors to QSPEs and “grandfathered” QSPEs subject to the reporting requirements of SFAS 140 are outside the scope of FIN 46R and do not consolidate those entities.  With respect to the Corporation’s securitization activities, the adoption of FIN 46R did not have an impact on its consolidated financial statements because its transfers are generally to QSPEs.

The Corporation sells financial assets in a two-step process that results in a surrender of control over the assets as evidenced by true-sale opinions from legal counsel, to unconsolidated entities that securitize the assets.  The Corporation retains interests in the securitized assets in the form of interest-only strips and a cash reserve account.  Gain or loss on sale of the assets depends in part on the carrying amount assigned to the assets sold allocated between the asset sold and retained interests based on their relative fair values at the date of transfer.  The value of the retained interests is based on the present value of expected cash flows estimated using management’s best estimates of the key assumptions – credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Actual results can differ from expected results.

The Corporation reviews the carrying values of the retained interests monthly to determine if there is a decline in value that is other than temporary and periodically reviews the propriety of the assumptions used based on current historical experience as well as the sensitivities of the carrying value of the retained interests to adverse changes in the key assumptions.  The Corporation believes that its estimates result in a reasonable carrying value of the retained interests.

For the three months ended September 30, 2007, net losses with the retained interests, held in the form of interest-only strips were insignificant. For the  nine months ended September 30, 2007, the decline in the value of certain retained interests that was other than temporary because actual credit losses exceeded expected credit losses resulted in impairment losses of $0.6 million which were offset by realized gains of $0.6 million.

The Corporation has historically sold automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which servicing responsibilities and subordinated interests were retained.  There were no sales of automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit during the third quarter of 2007 and the Corporation does not currently intend to make any such sales in the future.  The outstanding balances of automobile loans sold in these securitization transactions were $697.3 million at September 30, 2007.  At September 30, 2007, the carrying amount of retained interests amounted to $31.1million.

From time to time, the Corporation also purchases and immediately sells, certain debt securities classified as available for sale that are highly rated to an unconsolidated bankruptcy remote qualifying special purpose entity (“QSPE”) whose activities are limited to issuing highly rated asset-backed commercial paper with maturities up to 180 days that is used to finance the purchase of the debt securities.  In order to be sold, the debt securities must meet predetermined eligibility requirements that are primarily based on their credit rating.  There were no debt securities sold to the QSPE during the three months ended September 30, 2007.  For the nine months ended September 30, 2007, debt securities sold to the QSPE amounted to $93.9 million.  No gain or loss was realized from the sale of debt securities for the nine months ended September 30, 2007.  Highly rated investment securities in the amount of $409.8 million were outstanding in the QSPE to support the outstanding commercial paper at September 30, 2007.

The Corporation provides liquidity back-up in the form of liquidity purchase agreements.  In addition, a subsidiary of the Corporation has entered into interest rate swaps with the QSPE designed to counteract the interest rate risk associated with third party beneficial interests and the debt securities.  The notional amounts do not exceed the amount of beneficial interests.  The swap agreements do not provide the QSPE or its administrative agent any decision-making authority other than those specified in the standard ISDA Master Agreement.  Generally, the interest rate risk associated with the interest rate swaps is the basis risk resulting from differences between commercial paper interest rates and LIBOR.  Historically, that interest rate risk has not been material to the Corporation and the Corporation has chosen not to mitigate the risk of these swaps by entering into offsetting swap contracts with independent third parties.  At September 30, 2007, the aggregate fair value of the interest rate swaps was a negative $1.7 million.

Throughout the third quarter of 2007, the QSPE has experienced difficulty finding investors for its commercial paper.  The lack of investor demand is consistent with what many smaller issuers of commercial paper in the asset backed commercial paper market have been experiencing and appears to be regardless of the underlying assets that serve as collateral for their commercial paper outstanding.  On October 31, 2007,  the Corporation acquired for cash the $406.1 million of highly rated debt securities that served as collateral for the QSPE’s commercial paper outstanding in accordance with the liquidity purchase agreements and it is expected that the QSPE will be liquidated.

Income Taxes

Income taxes are accounted for using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on tax assets and liabilities of a change in tax rates is recognized in the income statement in the period that includes the enactment date.

The determination of current and deferred income taxes is based on complex analyses of many factors, including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts currently due or owed, such as the timing of reversals of temporary differences and current accounting standards.  The Federal and state taxing authorities who make assessments based on their determination of tax laws periodically review the Corporation’s interpretation of Federal and state income tax laws.  Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations.

Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, and there was no effect on the consolidated financial statements.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of the date of adoption the total amount of unrecognized tax benefits was $92.1 million, of which $71.8 million related to benefits that, if recognized, would impact the annual effective tax rate.  Upon adoption of FIN 48, the Corporation changed its policy to include interest and penalties related to income tax liabilities in income tax expense.  Prior to adoption of FIN 48, the Corporation recorded interest and penalties related to income tax liabilities to other expense, a component of Income Before Income Taxes.  Included in the total liability for unrecognized tax benefits as of the date of adoption is $6.8 million of interest and no penalties.

The Corporation, along with its subsidiaries, files income tax returns in the U.S. and various state jurisdictions.  With limited exceptions, the Corporation is no longer subject to examinations by federal and state taxing authorities for taxable years before 2003.

The Corporation anticipates it is reasonably possible within 12 months of the adoption date that unrecognized tax benefits could be reduced up to approximately $22 million.  The reduction would principally result from settlements with taxing authorities as it relates to the tax benefits associated with a 2002 stock issuance.

Recently, the US Tax Court ruled favorably on how the TEFRA disallowance, as it pertains to tax exempt interest income, should be calculated within a consolidated group. The Corporation has a similar issue and now believes it is reasonably possible that additional unrecognized tax benefits of approximately $15-$20 million could be recognized within the next 12 months.  The IRS has the right to appeal this decision and management expects the IRS will appeal.

FORWARD-LOOKING STATEMENTS

Items 2 and 3 of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” respectively, contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, without limitation, statements regarding expected financial and operating activities and results which are preceded by words such as “expects”, “anticipates” or “believes”.  Such statements are subject to important factors that could cause the Corporation’s actual results to differ materially from those anticipated by the forward-looking statements.  These factors include those referenced in Item 1A. Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and this Quarterly Report on Form 10-Q and as may be described from time to time in the Corporation’s subsequent SEC filings, and such factors are incorporated herein by reference.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following updated information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.  Updated information regarding the Corporation’s use of derivative financial instruments is contained in Note 13 – Derivative Financial Instruments and Hedging Activities in Notes to Financial Statements contained in Item 1 herein.

Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk.  The Corporation faces market risk through trading and non-trading activities.  While market risk that arises from trading activities in the form of foreign exchange and interest rate risk is immaterial to the Corporation, market risk from other than trading activities in the form of interest rate risk is measured and managed through a number of methods.

Interest Rate Risk

The Corporation uses financial modeling techniques to identify potential changes in income under a variety of possible interest rate scenarios.  Financial institutions, by their nature, bear interest rate and liquidity risk as a necessary part of the business of managing financial assets and liabilities.  The Corporation has designed strategies to limit these risks within prudent parameters and identify appropriate risk / reward tradeoffs in the financial structure of the balance sheet.

The financial models identify the specific cash flows, repricing timing and embedded option characteristics of the assets and liabilities held by the Corporation.  Policies are in place to assure that neither earnings nor fair value at risk exceed appropriate limits.  The use of a limited array of derivative financial instruments has allowed the Corporation to achieve the desired balance sheet repricing structure while simultaneously meeting the desired objectives of both its borrowing and depositing customers.

The models used include measures of the expected repricing characteristics of administered rate (NOW, savings and money market accounts) and non-rate related products (demand deposit accounts, other assets and other liabilities).  These measures recognize the relative insensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experiences.  In addition to contractual payment information for most other assets and liabilities, the models also include estimates of expected prepayment characteristics for those items that are likely to materially change their payment structures in different rate environments, including residential mortgage products, certain commercial and commercial real estate loans and certain mortgage-related securities.  Estimates for these sensitivities are based on industry assessments and are substantially driven by the differential between the contractual coupon of the item and current market rates for similar products.

This information is incorporated into a model that allows the projection of future income levels in several different interest rate environments.  Earnings at risk are calculated by modeling income in an environment where rates remain constant, and comparing this result to income in a different rate environment, and then dividing this difference by the Corporation’s budgeted operating income before taxes for the calendar year.  Since future interest rate moves are difficult to predict, the following table presents two potential scenarios — a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of the indicated dates:

	Impact to Annual Pretax Income as of
					Pro Forma
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,
	2007	2007	2007	2006	2006	2006
Hypothetical Change in Interest Rate
100 basis point gradual:
Rise in rates	(0.3)%	(0.5)%	0.0%	0.5%	0.7%	(3.2)%
Decline in rates	0.1%	0.3%	(0.2)%	(0.6)%	(0.8)%	2.2%

The results as of September 30, 2006 reflect the effect of mark-to-market accounting (versus hedge accounting) for certain interest rate swaps that the Corporation determined did not qualify for hedge accounting as previously discussed.  The interest rate swaps were designed to hedge the change in fair value or cash flows of the underlying assets or liabilities and have performed effectively as economic hedges.  Prior period results as shown and previously reported, were based on the assumption that the affected interest rate swaps qualified for hedge accounting.  The Corporation terminated the affected interest rate swaps early in the fourth quarter of 2006 in order to eliminate the earnings volatility associated with fluctuations in valuations under mark-to-market accounting.  The pro forma results as of September 30, 2006, assumes that the affected interest rate swaps were terminated on September 30, 2006.

These results are based solely on the modeled parallel changes in market rates, and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve and changes in spread between key market rates.  These results also do not include any management action to mitigate potential income variances within the simulation process.  Such action could potentially include, but would not be limited to, adjustments to the repricing characteristics of any on- or off-balance sheet item with regard to short-term rate projections and current market value assessments.

Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Another component of interest rate risk is measuring the fair value at risk for a given change in market interest rates.  The Corporation also uses computer modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of fair value at risk from those rate movements.  As of September 30, 2007, the fair value of equity at risk for a gradual 100bp shift in rates changed less than 2.0%.

As a result of the November 1, 2007 separation of Marshall & Ilsley Corporation (Accounting Predecessor to New Marshall & Ilsley Corporation) and Metavante into two separate publicly traded companies, it is expected that the interest rate risk profile of the Corporation will become less liability sensitive absent management action to alter the impact of the separation.

Equity Risk

In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk.  The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones.  These investments expose the Corporation to the change in equity values for the portfolio companies.  However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs.  At September 30, 2007, the carrying value of total active capital markets investments amounted to approximately $49.8 million.

As of September 30, 2007, M&I Wealth Management administered $109.4 billion in assets and directly managed a portfolio of $26.6 billion.  The Corporation is exposed to changes in equity values due to the fact that fee income is partially based on equity balances.  Quantification of this exposure is difficult due to the number of other variables affecting fee income.  Interest rate changes can also have an effect on fee income for the above stated reasons.

ITEM 4.                      CONTROLS AND PROCEDURES

Marshall & Ilsley Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Corporation carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer conclude that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report for the purposes for which they are designed.

There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reflects the purchases of Marshall & Ilsley Corporation stock for the specified period:

			Total Number of Shares	Maximum Number of
			Purchased as Part of Publicly	Shares that May Yet
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Announced Plans or Programs	Be Purchased Under the Plans or Programs
July 1 to
July 31, 2007	6,799	$48.27	-	5,882,930

August 1 to
August 31, 2007	138,724	46.51	136,250	5,746,680

September 1 to
September 30, 2007	2,867	43.21	-	5,746,680

Total	148,390	$46.53	136,250

(1)	Includes shares purchased by rabbi trusts pursuant to nonqualified deferred compensation plans.

The Corporation’s Share Repurchase Program was publicly reconfirmed in April 2006 and again in April 2007.  The Share Repurchase Program authorizes the purchase of up to 12 million shares annually and renews each year at that level unless changed or terminated by subsequent Board action.

Item 6.  Exhibits.

Exhibit 11 -	Statement Regarding Computation of Earnings Per Share, Incorporated by
Reference to Note 5 of Notes to Financial Statements contained in Item 1-
Financial Statements (unaudited) of Part 1 - Financial Information herein.

Exhibit 12 -	Statement Regarding Computation of Ratio of Earning to Fixed Chages.

Exhibit 31(a) -	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
under the Securites Exchange Act of 1934, as amended.

Exhinit 31(b) -	Certification of Chief Financial Offier pursunat to Rule 13a-14(a)
under the Securities Exchange Act of 1934, as amended.

Exhibit 32(a) -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32(b) -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 99 -	Unaudited Condensed Pro Forma Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARSHALL & ILSLEY CORPORATION
(Registrant)

/s/ Patricia R. Justiliano
______________________________________
Patricia R. Justiliano
Senior Vice President and Corporate Controller
(Chief Accounting Officer)

/s/ James E. Sandy
______________________________________
James E. Sandy
Vice President

November 9, 2007

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

(11)	Statement Regarding Computation of Earnings Per Share, Incorporated by
Reference to Note 5 of Notes to Financial Statements contained in Item 1-
Financial Statements (unaudited) of Part 1 - Financial Information herein.

(12)	Statement Regarding Computation of Ratio of Earning to Fixed Chages.

(31)(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
under the Securites Exchange Act of 1934, as amended.

(31)(b)	Certification of Chief Financial Offier pursunat to Rule 13a-14(a)
under the Securities Exchange Act of 1934, as amended.

(32)(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(99)	Unaudited Condensed Pro Forma Consolidated Financial Statements.