Form 10-K
period 2007-12-31
MARSHALL & ILSLEY CORP
filed 2008-02-29
CIK 1399315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-33488

MARSHALL & ILSLEY CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	20-8995389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 North Water Street
Milwaukee, Wisconsin	53202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 765-7801

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock—$1.00 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant (as Old M&I, predecessor to new Marshall & Ilsley Corporation—see Explanatory Note on page 2) as of June 30, 2007 was approximately $12,047,035,000. The number of shares of common stock outstanding as of January 31, 2008 was 261,783,265.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 22, 2008.

MARSHALL & ILSLEY CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

i

PART I

ITEM 1.	BUSINESS

General

M&I, a Wisconsin corporation, is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) and is certified as a financial holding company under the Gramm-Leach-Bliley Act. As of December 31, 2007, M&I had consolidated total assets of approximately $59.8 billion and consolidated total deposits of approximately $35.2 billion, making M&I the largest bank holding company headquartered in Wisconsin. The executive offices of M&I are located at 770 North Water Street, Milwaukee, Wisconsin 53202 (telephone number (414) 765-7801). M&I’s principal assets are the stock of its bank and nonbank subsidiaries, which, as of February 15, 2008, consisted of five bank and trust subsidiaries and a number of companies engaged in businesses that the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) has determined to be closely-related or incidental to the business of banking. M&I provides its subsidiaries with financial and managerial assistance in such areas as budgeting, tax planning, auditing, compliance assistance, asset and liability management, investment administration and portfolio planning, business development, advertising and human resources management.

M&I provides diversified financial services to a wide variety of corporate, institutional, government and individual customers. M&I’s largest affiliates and principal operations are in Wisconsin; however, it has activities in other markets, particularly in certain neighboring Midwestern states, and in Arizona, Nevada and Florida. The Corporation’s principal activities consist of banking and wealth management services. Banking services, lending and accepting deposits from commercial banking and community banking customers are provided through its lead bank, M&I Marshall & Ilsley Bank (“M&I Bank”), Southwest Bank, an M&I Bank (formerly known as Southwest Bank of St. Louis) (“Southwest Bank”), which is headquartered in St. Louis, Missouri, M&I Bank FSB, a federal savings bank subsidiary of M&I located in Las Vegas, and an asset-based lending subsidiary headquartered in Minneapolis, Minnesota. In addition to branches located throughout Wisconsin, banking services are provided in branches located throughout Arizona, the Minneapolis, Minnesota, Kansas City, Missouri and St. Louis, Missouri metropolitan areas, Duluth, Minnesota, Belleville, Illinois, Las Vegas, Nevada, Florida and central Indiana, and through the Internet. Wealth Management, which includes Marshall & Ilsley Trust Company, N.A., M&I Brokerage Services, the private banking divisions of the Corporation’s bank subsidiaries and other subsidiaries related to the wealth management business, provides trust services, brokerage and insurance services, and investment management and advisory services to residents of Wisconsin, Arizona, Minnesota, Missouri, Florida, Nevada and Indiana. Other financial services provided by M&I include personal property lease financing, wholesale lending, investment services to institutional clients and venture capital.

In conjunction with the separation transaction involving M&I and its former subsidiary, Metavante Corporation, which is described in the Explanatory Note below, M&I reorganized its business segments. Based on the way M&I organizes its business, M&I has four reportable segments: Commercial Banking, Community Banking, Wealth Management and Treasury. Each of these segments is described in detail below. More information on M&I’s business segments is contained in Note 24 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

Commercial Banking

M&I’s Commercial Banking segment provides financial expertise in Corporate, Commercial, Correspondent and Commercial Real Estate Banking. Commercial Banking provides a complete line of commercial, corporate and real estate banking products and services, including: traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment financing, mezzanine financing, global trade services, foreign exchange services, treasury management and other financial services to middle market, large corporate and public sector clients. Commercial Banking also supports the commercial real estate and correspondent banking markets with products and services including secured and unsecured lines of credit, letters of credit, construction loans for commercial and residential development and land acquisition and development loans.

Community Banking

M&I’s Community Banking segment provides consumer and business banking products and services to customers primarily within the states in which M&I offers banking services. Community banking services are provided through branches located throughout Wisconsin, Arizona, the Minneapolis, Minnesota, Kansas City, Missouri and St. Louis, Missouri metropolitan areas, and Orlando, Florida metropolitan areas, Duluth, Minnesota, Belleville, Illinois, Las Vegas, Nevada, Florida’s west coast and central Indiana. Consumer products include loan and deposit products such as mortgages, home equity loan and lines, credit cards, student loans, personal lines of credit and term loans, demand deposit accounts, interest bearing transaction accounts and time deposits. Business banking products include secured and unsecured lines and term loans for working capital, inventory and general corporate use, commercial real estate construction loans, agricultural loans, demand deposit accounts, interest bearing transaction accounts and time deposits.

Wealth Management

The Wealth Management segment, which includes M&I’s Trust, Brokerage and Private Banking businesses, provides integrated asset management, trust and banking services through three business lines: Investment Management, Personal Services and Institutional Services. Investment Management is a multi-dimensional asset management service with a broad range of strategies, styles and product delivery options such as separately managed equity and fixed income strategies, managed asset allocation strategies, alternative investments and The Marshall Funds, M&I’s family of mutual funds. Personal Services includes Cedar Street Advisors, Personal Wealth Management and M&I Financial Advisors. Cedar Street Advisors manages the complex financial affairs of ultra-high net worth individuals and their families. Personal Wealth Management services assemble and implement an all-inclusive financial roadmap for high net worth individuals and families, providing for their private banking (credit and deposits), investment, estate and tax planning needs. M&I Financial Advisors uses a formulized financial planning process based on an individual’s resources, goals, and risk tolerance to develop a personalized financial plan, and then offers a full array of brokerage and insurance solutions to meet that plan. The Institutional Services business includes Retirement Plan Services, Taft-Hartley Services, Not-for-Profit Services, North Star Deferred Exchange and Trust Operations Outsourcing.

Treasury

Treasury provides management of interest rate risk, capital, liquidity, funding and investments to the Corporation and all of its subsidiary banks.

All Others

The Other segment includes an Investment Division and a National Consumer Banking Division. The Investment Division provides a variety of products and services designed to address its customers’ risk management and investment needs. These services include foreign exchange services, derivative solutions and investment services, currency conversion and foreign exchange risk management. These services are provided primarily to corporate, business banking and financial institution clients. The National Consumer Banking Division provides wholesale home equity consumer lending, indirect automobile financing, and affinity banking services.

Explanatory Note—Separation of Marshall & Ilsley Corporation and Metavante Corporation

Prior to November 1, 2007, Marshall & Ilsley Corporation consisted of two reportable business segments: Banking and Data Services (or Metavante). On November 1, 2007, Marshall & Ilsley Corporation separated the Banking and Data Services businesses into two separate publicly-traded companies: “new” Marshall & Ilsley Corporation and Metavante Technologies, Inc. (formerly known as Metavante Corporation and referred to in this report as “Metavante”). This event and the related transactions are referred to in this report as the “Separation.” The company known as Marshall & Ilsley Corporation prior to November 1, 2007 became a wholly-owned subsidiary of new Marshall & Ilsley Corporation (the ultimate parent company of the Banking business) and was converted into a Wisconsin limited liability company named M&I LLC. Where applicable, the company formerly known as Marshall & Ilsley Corporation and now known as M&I LLC is referred to in this report as “Old M&I.” Also on November 1, 2007, the company that is now the ultimate parent company of the Banking business changed its name to Marshall & Ilsley Corporation. Where it is necessary to distinguish this new entity from Marshall & Ilsley Corporation as a whole, the company that is now the ultimate parent company of the Banking business is referred to in this report as “New M&I.” In all other instances, unless otherwise noted, the terms “M&I” or the “Corporation” refer to Marshall & Ilsley Corporation, the ultimate parent of the Banking business, since November 1, 2007, and to Old M&I prior to November 1, 2007.

Additional information regarding the Separation may be found in Note 2 of the Notes to Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

Risk Management

Managing risk is an essential component of successfully operating a financial services company. M&I has an enterprise-wide approach to risk governance, measurement, management and reporting risks inherent in its businesses. Risk management practices include key elements such as independent checks and balances, formal authority limits, policies and procedures and portfolio management. M&I’s internal audit department also evaluates risk management activities. These evaluations include performing internal audits and reporting the results to management and the Audit and Risk Management Committees, as appropriate.

M&I has established a number of management committees responsible for assessing and evaluating risks associated with the Company’s businesses including the Credit Policy Committee, Asset Liability Committee (ALCO) and the Enterprise Risk Committee. M&I has in place a Risk Management Committee of the Board of Directors for oversight and governance of its risk management function. The Risk Management Committee consists of four non-management directors and has the responsibility of overseeing management’s actions with respect to credit, market, liquidity, fiduciary, operational, compliance, legal and reputation risks as well as M&I’s overall risk profile. M&I’s Chief Risk Officer is responsible for reporting to this committee.

Operational Risk Management

Operational risk is the risk of loss from human errors, failed or inadequate processes or systems and external events. This risk is inherent in all businesses. Resulting losses could take the form of explicit charges, increased operational costs, harm to M&I’s reputation or lost opportunities.

M&I seeks to mitigate operational risk through a system of internal controls to manage this risk at appropriate levels. Primary responsibility for managing internal controls lies with the managers of M&I’s various business lines. M&I monitors and assesses the overall effectiveness of its system of internal controls on an ongoing basis. The Enterprise Risk Committee oversees M&I’s monitoring, management and measurement of operational risk. In addition, M&I has established several other executive management committees to monitor, measure and report on specific operational risks to the Corporation, including, business continuity planning, customer information security and compliance. These committees report to the Risk Management Committee of the Board of Directors on a regular basis.

Corporate Governance Matters

M&I has adopted a Code of Business Conduct and Ethics that applies to all of M&I’s employees, officers and directors, including M&I’s Chief Executive Officer, Chief Financial Officer and Controller. The Code of Business Conduct and Ethics is filed as an exhibit to this report and is also available on M&I’s website at www.micorp.com. M&I intends to disclose any amendment to or waiver of the Code of Business Conduct and Ethics that applies to M&I’s Chief Executive Officer, Chief Financial Officer or Controller on its website within five business days following the date of the amendment or waiver.

M&I makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and its insiders’ Section 16 reports and all amendments to these reports as soon as reasonably practicable after these materials are filed with or furnished to the Securities and Exchange Commission. In addition, certain documents relating to corporate governance matters are available on M&I’s website described above. These documents include, among others, the following:

•	Charter for the Audit Committee of the Board of Directors;

•	Charter for the Compensation and Human Resources Committee of the Board of Directors;

•	Charter for the Nominating and Corporate Governance Committee of the Board of Directors;

•	Categorical Standards for Lending, Banking and Other Business Relationships Involving M&I’s Directors;

•	Corporate Governance Guidelines; and

•	Code of Business Conduct and Ethics.

Shareholders also may obtain a copy of any of these documents free of charge by calling the M&I Shareholder Information Line at 1 (800) 642-2657. Information contained on any of M&I’s websites is not deemed to be a part of this Annual Report.

Acquisitions Announced or Completed in 2007

On July 9, 2007, M&I announced the signing of a definitive agreement to acquire First Indiana Corporation (“First Indiana”) based in Indianapolis, Indiana. The acquisition was completed on January 2, 2008. First Indiana, with $2.1 billion in consolidated assets as of December 31, 2007, had 32 offices in central Indiana. The First Indiana branches became branches of M&I Bank on February 2, 2008.

On July 1, 2007, M&I completed its acquisition of Excel Bank Corporation (“Excel”). Excel, with $616.0 million in consolidated assets as of June 30, 2007, had four branches in the greater Minneapolis/St. Paul, Minnesota metropolitan area. The Excel branches became branches of M&I Bank on August 1, 2007.

M&I completed the acquisition of Chicago, Illinois-based North Star Financial Corporation (“North Star”) on April 20, 2007. North Star and its subsidiaries provided a variety of wealth management services through personal and other trusts and offers a variety of other products and services such as land trusts, 1031 exchanges for both real and personal property, and ESOP services, including consultative services relating to the transfer of small-business stock ownership. North Star’s businesses were integrated with the Corporation’s Wealth Management unit.

On April 1, 2007, the Corporation completed its acquisition of United Heritage Bankshares of Florida, Inc. (“United Heritage”). United Heritage Bank, a wholly-owned subsidiary of United Heritage, with $791.3 million in assets as of March 31, 2007, had 13 branches in the metropolitan Orlando area. The United Heritage Bank branches became M&I Bank branches in the second quarter of 2007.

More information on M&I’s acquisitions can be found in Note 5 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

M&I continues to evaluate opportunities to acquire banking institutions and other financial service providers and frequently conducts due diligence activities in connection with possible transactions. As a result, M&I may engage in discussions, and in some cases, negotiations with prospective targets and may make future acquisitions for cash, equity or debt securities. The issuance of additional shares of M&I common stock would dilute a shareholder’s ownership interest in M&I. In addition, M&I’s acquisitions may involve the payment of a premium over book value, and therefore, some dilution of book value may occur with any future acquisition. Generally, it is M&I’s policy not to comment on such discussions or possible acquisitions until a definitive agreement has been signed. M&I’s strategy for growth includes strengthening its presence in core markets, expanding into attractive markets and broadening its product offerings.

Principal Sources of Revenue

The table below shows the amount and percentages of M&I’s total consolidated revenues resulting from interest and fees on loans and leases, interest on investment securities, and Wealth Management revenues, for each of the last three years ($ in thousands):

	Interest and Fees on Loans and Leases		Interest on Investment Securities		Wealth Management Revenues
Years Ended December 31,	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Total Revenues
2007	$3,243,109	73.7%	$371,074	8.4%	$262,835	6.0%	$4,398,231
2006	2,856,043	74.5	339,707	8.9	221,554	5.8	3,835,920
2005	1,959,063	68.4	278,664	9.7	191,720	6.7	2,862,651

M&I business segment information is contained in Note 24 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

Competition

M&I and its subsidiaries face substantial competition from hundreds of competitors in the markets they serve, some of which are larger and have greater resources than M&I. M&I’s bank subsidiaries compete for deposits and other sources of funds and for credit relationships with other banks, savings associations, credit unions, finance companies, mutual funds, life insurance companies (and other long-term lenders) and other financial and non-financial companies located both within and outside M&I’s primary market areas, many of which offer products functionally equivalent to bank products. M&I’s nonbank operations compete with numerous banks, finance companies, leasing companies, mortgage bankers, brokerage firms, financial advisors, trust companies, mutual funds and investment bankers in Wisconsin and throughout the United States.

Employees

As of December 31, 2007, M&I and its subsidiaries employed in the aggregate 9,670 employees. M&I considers employee relations to be excellent. None of the employees of M&I or its subsidiaries are represented by a collective bargaining group.

Supervision and Regulation

As registered bank holding companies, M&I and M&I LLC (referred to collectively in this section as “M&I”) are subject to regulation and examination by the Federal Reserve Board under the BHCA. As of February 15, 2008, M&I owned a total of five bank and trust subsidiaries, including two Wisconsin state banks, a Missouri state bank, a federal savings bank, and a national banking association. M&I’s two Wisconsin state bank subsidiaries are subject to regulation and examination by the Wisconsin Department of Financial Institutions, as well as by the Federal Reserve Board. M&I’s Missouri state bank subsidiary is subject to regulation and examination by the Missouri Department of Economic Development, Division of Finance, and the Federal Reserve Board. M&I’s federal savings bank subsidiary is subject to regulation and examination by the Office of Thrift Supervision. M&I’s national bank, through which trust operations are conducted, is subject to regulation and examination by the Office of the Comptroller of the Currency. In addition, all of M&I’s bank subsidiaries are subject to examination by the Federal Deposit Insurance Corporation (“FDIC”).

Under Federal Reserve Board policy, M&I is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not do so absent such requirements. In addition, there are numerous federal and state laws and regulations which regulate the activities of M&I and its bank subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with officers, directors and affiliates, loan limits, consumer protection laws, privacy of financial information, predatory lending, fair lending, mergers and acquisitions, issuances of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking. Information regarding capital requirements for bank holding companies and tables reflecting M&I’s regulatory capital position at December 31, 2007 can be found in Note 16 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

The federal regulatory agencies have broad power to take prompt corrective action if a depository institution fails to maintain certain capital levels. In addition, a bank holding company’s controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association. Current federal law provides that adequately capitalized and managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions. Banks are permitted to create interstate branching networks in states that have not “opted out” of interstate branching. M&I Bank currently maintains interstate branches in Arizona, Florida, Indiana, Kansas, Minnesota and Missouri and Southwest Bank maintains an interstate branch in Illinois.

The laws and regulations to which M&I is subject are constantly under review by Congress, regulatory agencies and state legislatures. In 1999, Congress enacted the Gramm-Leach-Bliley Act (the “Act”). Among other things, the Act repealed certain restrictions on affiliations between banks and securities firms. The Act also amended the BHCA to permit bank holding companies that qualify as “financial holding companies” to engage in a broad list of “financial activities,” and any non-financial activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is “complementary” to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. The Act treats various lending, insurance underwriting, insurance company, portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities as financial in nature for this purpose.

Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management, and Community Reinvestment Act requirements. New M&I registered as a financial holding company on November 1, 2007, immediately following the Separation.

The Federal Reserve Board has authority to prohibit bank holding companies from paying dividends if it deems such payment to be an unsafe or unsound practice. The Federal Reserve Board has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the company’s net income is sufficient to fund the dividends and the company’s expected rate of earnings retention is consistent with its capital needs, asset quality and overall financial condition. M&I depends, in part, upon dividends received from its subsidiary banks to fund its activities, including the payment of dividends. These subsidiary banks are subject to regulatory limitations on the amount of dividends they may pay.

In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the United States financial system, and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act mandates financial services companies to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.

The earnings and business of M&I and its bank subsidiaries also are affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various federal agencies. The Federal Reserve Board impacts the competitive conditions under which M&I operates by determining the cost of funds obtained from money market sources for lending and investing and by exerting influence on interest rates and credit conditions. In addition, legislative and economic factors can be expected to have an ongoing impact on the competitive environment within the financial services industry. The impact of fluctuating economic conditions and federal regulatory policies on the future profitability of M&I and its subsidiaries cannot be predicted with certainty.

Selected Statistical Information

Statistical information relating to M&I and its subsidiaries on a consolidated basis is set forth as follows:

(1)	Average Balance Sheets and Analysis of Net Interest Income for each of the last three years is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Analysis of Changes in Interest Income and Interest Expense for each of the last two years is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3)	Nonaccrual, Past Due and Restructured Loans and Leases for each of the last five years is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)	Summary of Loan and Lease Loss Experience for each of the last five years (including the allocation of the allowance for loans and leases) is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5)	Return on Average Shareholders’ Equity, Return on Average Assets and other statistical ratios for each of the last five years can be found in Item 6, Selected Financial Data.

(6)	Potential Problem Loans and Leases for the last two years can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following tables set forth certain statistical information relating to M&I and its subsidiaries on a consolidated basis.

Investment Securities

The amortized cost of M&I’s consolidated investment securities at December 31 of each year are ($ in thousands):

	2007	2006	2005
U.S. Treasury and government agencies	$5,849,041	$5,521,975	$4,456,610
States and political subdivisions	1,267,876	1,300,907	1,307,403
Mortgage backed securities	119,487	116,397	118,693
Other	597,314	499,948	492,501

Total	$7,833,718	$7,439,227	$6,375,207

The maturities, at amortized cost, and weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 35% tax rate) of investment securities at December 31, 2007 are ($ in thousands):

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and government agencies	$1,480,219	4.86%	$3,201,316	4.85%	$965,586	4.85%	$201,920	4.85%	$5,849,041	4.85%
States and political subdivisions	106,078	7.32	264,247	7.45	350,838	6.42	546,713	6.27	1,267,876	6.65
Mortgage backed securities	308	8.99	119,179	5.26	—	—	—	—	119,487	5.27
Other	60,651	6.02	87,380	4.99	141,167	4.14	308,116	3.81	597,314	4.29

Total	$1,647,256	5.06%	$3,672,122	4.88%	$1,457,591	5.16%	$1,056,749	5.28%	$7,833,718	5.03%

Types of Loans and Leases

M&I’s consolidated loans and leases, including loans held for sale, classified by type, at December 31 of each year are ($ in thousands):

	2007	2006	2005	2004	2003
Commercial, financial and agricultural	$13,730,710	$11,993,761	$9,491,368	$8,396,060	$7,013,073
Industrial development revenue bonds	62,547	54,429	74,107	85,394	97,601

Total commercial, financial and agriculture	13,793,257	12,048,190	9,565,475	8,481,454	7,110,674
Real estate:
Construction	6,691,716	6,088,206	3,641,942	2,265,227	1,766,697
Mortgage:
Residential	11,518,406	10,670,840	9,884,283	8,548,029	6,834,360
Commercial	12,002,162	10,965,607	8,825,104	8,164,099	7,149,149

Total mortgage	23,520,568	21,636,447	18,709,387	16,712,128	13,983,509
Personal	1,560,573	1,458,628	1,621,825	1,536,809	1,746,567
Lease financing	730,144	703,580	632,348	537,930	576,322

Total loans and leases	46,296,258	41,935,051	34,170,977	29,533,548	25,183,769
Less:
Allowance for loan and lease losses	496,191	420,610	363,769	358,110	349,561

Net loans and leases	$45,800,067	$41,514,441	$33,807,208	$29,175,438	$24,834,208

Loan and Lease Balances and Maturities

The analysis of selected loan and lease maturities at December 31, 2007 and the rate structure for the categories indicated are ($ in thousands):

	Maturity				Rate Structure of Loans and Leases Due After One Year
	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total	With Pre- determined Rate	With Floating Rate	Total
Commercial, financial and agricultural	$8,314,764	$4,858,983	$557,657	$13,731,404	$1,585,312	$3,831,328	$5,416,640
Industrial development revenue bonds	5,934	13,869	42,744	62,547	22,658	33,955	56,613
Real estate—construction	3,556,153	3,051,387	84,176	6,691,716	369,962	2,765,601	3,135,563
Lease financing	169,909	481,358	78,877	730,144	558,350	1,885	560,235

Total	$12,046,760	$8,405,597	$763,454	$21,215,811	$2,536,282	$6,632,769	$9,169,051

Notes:

(1)	Scheduled repayments are reported in the maturity category in which the payments are due based on the terms of the loan agreements. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

(2)	The estimated effect arising from the use of interest rate swaps as shown in the rate structure of loans and leases is immaterial.

Deposits

The average amount of and the average rate paid on selected deposit categories for each of the years ended December 31 is as follows ($ in thousands):

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$5,469,774		$5,361,014		$4,972,890
Interest bearing demand deposits	2,110,546	1.49%	2,122,694	1.47%	2,030,996	0.89%
Savings deposits	11,267,486	3.98	9,205,997	3.71	8,118,331	2.23
Time deposits	15,221,091	4.93	15,446,731	4.60	11,584,446	3.14

Total deposits	$34,068,897		$32,136,436		$26,706,663

The maturity distribution of time deposits issued in amounts of $100,000 and over outstanding at December 31, 2007 ($ in thousands) is:

Three months or less	$3,564,477
Over three and through six months	1,099,197
Over six and through twelve months	1,149,242
Over twelve months	2,262,775

Total	$8,075,691

At December 31, 2007, time deposits issued by foreign offices totaled $2.6 billion. The majority of foreign deposits were in denominations of $100,000 or more.

Short-Term Borrowings

Information related to M&I’s Federal funds purchased and security repurchase agreements for the last three years is as follows ($ in thousands):

	2007	2006	2005
Amount outstanding at year end	$2,262,355	$2,838,618	$2,325,863
Average amount outstanding during the year	3,144,774	2,558,249	2,043,314
Maximum outstanding at any month’s end	4,078,168	3,533,812	2,757,845
Weighted average interest rate at year end	3.30%	5.12%	4.04%
Weighted average interest rate during the year	5.03	4.99	3.21

Information relating to the Corporation’s short-term borrowings is included in Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

ITEM 1A.	RISK FACTORS

Forward-Looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report. These forward-looking statements include statements with respect to M&I’s financial condition, results of operations, plans, objectives, future performance and business, including statements preceded by, followed by or that include the words “believes,” “expects,” or “anticipates,” references to estimates or similar expressions. Future filings by M&I with the Securities and Exchange Commission, and future statements other than historical facts contained in written material, press releases and oral statements issued by, or on behalf of, M&I may also constitute forward-looking statements.

All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of M&I are based upon information available at the time the statement is made and M&I assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and M&I’s actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors set forth below.

Risk Factors

M&I’s earnings are significantly affected by general business and economic conditions, including credit risk and interest rate risk.

M&I’s business and earnings are sensitive to general business and economic conditions in the United States and, in particular, the states where it has significant operations, including Wisconsin, Arizona, Indiana, Minnesota, Missouri, Kansas, Nevada and Florida. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, the strength of the U.S. and local economies, consumer spending, borrowing and saving habits, all of which are beyond M&I’s control. For example, an economic downturn, increase in unemployment or higher interest rates could decrease the demand for loans and other products and services and/or result in a deterioration in credit quality and/or loan performance and collectibility. Nonpayment of loans, if it occurs, could have an adverse effect on M&I’s financial condition and results of operations and cash flows. Higher interest rates also could increase M&I’s cost to borrow funds and increase the rate M&I pays on deposits.

M&I’s real estate loans expose the Corporation to increased credit risks.

A substantial portion of M&I’s loan and lease portfolio consists of real estate-related loans, including construction and residential and commercial mortgage loans. As a result, the recent deterioration in the U.S. real estate markets has led to an increase in non-performing loans and charge-offs, and the Corporation has had to increase its allowance for loan and lease losses. Further deterioration in the commercial or residential real estate markets or in the U.S. economy would increase M&I’s exposure to real estate-related credit risk and cause the Corporation to further increase its allowance for loan and lease losses, all of which would have a material adverse effect on M&I’s financial condition and results of operations.

Various factors may cause M&I’s allowance for loan and lease losses to increase.

M&I’s allowance for loan and lease losses represents management’s estimate of probable losses inherent in the Corporation’s loan and lease portfolio. Management evaluates the allowance each quarter to determine that it is adequate to absorb these inherent losses. This evaluation is supported by a methodology that identifies estimated losses based on assessments of individual problem loans and historical loss patterns of homogeneous loan pools. In addition, environmental factors, including economic conditions and regulatory guidance, unique to each measurement date are also considered. The determination of the appropriate level of the allowance for loan and lease losses is highly subjective and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, many of which are outside of the Corporation’s control, may require an increase in the allowance for loan and lease losses. Any increase in the allowance for possible loan and lease losses will result in a decrease in net income and capital, and would have a material adverse effect on the Corporation’s financial condition and results of operations.

Terrorism, acts of war, international conflicts and natural disasters could negatively affect M&I’s business and financial condition.

Acts or threats of war or terrorism, international conflicts (including conflict in the Middle East), natural disasters, and the actions taken by the U.S. and other governments in response to such events, could disrupt business operations and negatively impact general business and economic conditions in the U.S. If terrorist activity, acts of war, other international hostilities or natural disasters disrupt business operations, trigger technology delays or failures, or damage physical facilities of M&I, its customers or service providers, or cause an overall economic decline, the financial condition and operating results of M&I could be materially adversely affected. The potential for future occurrences of these events has created many economic and political uncertainties that could seriously harm M&I’s business and results of operations in ways that cannot presently be predicted.

M&I’s earnings also are significantly affected by the fiscal and monetary policies of the federal government and its agencies, which could affect repayment of loans and thereby materially adversely affect M&I.

The policies of the Federal Reserve Board impact M&I significantly. The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments M&I holds. Those policies determine to a significant extent M&I’s cost of funds for lending and investing. Changes in those policies are beyond M&I’s control and are difficult to predict. Federal Reserve Board policies can affect M&I’s borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could materially adversely affect M&I.

The banking and financial services industry is highly competitive, which could adversely affect M&I’s financial condition and results of operations.

M&I operates in a highly competitive environment in the products and services M&I offers and the markets in which M&I serves. The competition among financial services providers to attract and retain customers is intense. Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that provide cost savings to the customer. Some of M&I’s competitors may be better able to provide a wider range of products and services over a greater geographic area.

M&I believes the banking and financial services industry will become even more competitive as a result of legislative, regulatory and technological changes and the continued consolidation of the industry. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. Also, investment banks and insurance companies are competing in more banking businesses such as syndicated lending and consumer banking. Many of M&I’s competitors are subject to fewer regulatory constraints and have lower cost structures. M&I expects the consolidation of the banking and financial services industry to result in larger, better-capitalized companies offering a wide array of financial services and products.

Federal and state agency regulation could increase M&I’s cost structures or have other negative effects on M&I.

The Corporation and M&I LLC, their subsidiary banks and many of their non-bank subsidiaries are heavily regulated at the federal and state levels. This regulation is designed primarily to protect consumers, depositors and the banking system as a whole, not shareholders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect M&I in substantial and unpredictable ways including limiting the types of financial services and products M&I may offer, increasing the ability of non-banks to offer competing financial services and products and/or increasing M&I’s cost structures. Also, M&I’s failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies and damage to its reputation.

M&I is subject to examinations and challenges by tax authorities, which, if not resolved in M&I’s favor, could adversely affect M&I’s financial condition and results of operations and cash flows.

In the normal course of business, M&I and its affiliates are routinely subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments it has made and the businesses in which it is engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in M&I’s favor, they could have an adverse effect on M&I’s financial condition and results of operations and cash flows.

Consumers may decide not to use banks to complete their financial transactions, which could result in a loss of income to M&I.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without banks. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.

Maintaining or increasing M&I’s market share depends on market acceptance and regulatory approval of new products and services and other factors, and M&I’s failure to achieve such acceptance and approval could harm its market share.

M&I’s success depends, in part, on its ability to adapt its products and services to evolving industry standards and to control expenses. There is increasing pressure on financial services companies to provide products and services at lower prices. This can reduce M&I’s net interest margin and revenues from its fee-based products and services. In addition, M&I’s success depends in part on its ability to generate significant levels of new business in its existing markets and in identifying and penetrating new markets. Growth rates for card-based payment transactions and other product markets may not continue at recent levels. Further, the widespread adoption of new technologies, including Internet-based services, could require M&I to make substantial expenditures to modify or adapt its existing products and services or render M&I’s existing products obsolete. M&I may not successfully introduce new products and services, achieve market acceptance of its products and services, develop and maintain loyal customers and/or break into targeted markets.

The Corporation and M&I LLC rely on dividends from their subsidiaries for most of their revenue, and the banking subsidiaries hold a significant portion of their assets indirectly.

The Corporation and M&I LLC are separate and distinct legal entities from their subsidiaries. They receive substantially all of their revenue from dividends from their subsidiaries. These dividends are the principal source of funds to pay dividends on the Corporation’s common stock and interest on the Corporation’s and M&I LLC’s debt. The payment of dividends by a subsidiary is subject to federal law restrictions and to the laws of the subsidiary’s state of incorporation. Furthermore, a parent company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In addition, M&I’s bank and savings association subsidiaries hold a significant portion of their mortgage loan and investment portfolios indirectly through their ownership interests in direct and indirect subsidiaries.

M&I depends on the accuracy and completeness of information about customers and counterparties, and inaccurate or incomplete information could negatively impact M&I’s financial condition and results of operations.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, M&I may rely on information provided to it by customers and counterparties, including financial statements and other financial information. M&I may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, M&I may assume that the customer’s audited financial statements conform with generally accepted accounting principles and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. M&I may also rely on the audit report covering those financial statements. M&I’s financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or that are materially misleading.

An interruption or breach in security of M&I’s or M&I’s third party service providers’ communications and information technologies could have a material adverse effect on M&I’s business.

M&I relies heavily on communications and information technology to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in M&I’s customer relationship management, general ledger, deposit, loan and other systems. Despite M&I’s policies and procedures designed to prevent or limit the effect of such a failure, interruption or security breach of its information systems, there can be no assurance that any such events will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of M&I’s information systems could damage the Corporation’s reputation, result in a loss of customers or customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

In addition, M&I relies on third-party service providers for a substantial portion of its communications, information, operating and financial control systems technology. If any of these third-party service providers experiences financial, operational or technological difficulties, or if there is any other disruption in M&I’s relationships with them, M&I may be required to locate alternative sources of these services. There can be no assurance that M&I could negotiate terms as favorable to the Corporation or obtain services with similar functionality as it currently has without the expenditure of substantial resources, if at all. Any of these circumstances could have a material adverse effect M&I’s business.

M&I’s accounting policies and methods are the basis of how M&I reports its financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

M&I’s accounting policies and methods are fundamental to how M&I records and reports its financial condition and results of operations. M&I’s management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report M&I’s financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in M&I’s reporting materially different amounts than would have been reported under a different alternative.

M&I has identified three accounting policies as being “critical” to the presentation of its financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to: (1) the allowance for loan and lease losses; (2) financial asset sales and securitizations; and (3) income taxes. Because of the inherent uncertainty of estimates about these matters, no assurance can be given that the application of alternative policies or methods might not result in M&I’s reporting materially different amounts.

More information on M&I’s critical accounting policies is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Changes in accounting standards could adversely affect M&I’s reported financial results.

The bodies that set accounting standards for public companies, including the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission and others, periodically change or revise existing interpretations of the accounting and reporting standards that govern the way that M&I reports its financial condition and results of operations. These changes can be difficult to predict and can materially impact M&I’s reported financial results. In some cases, M&I could be required to apply a new or revised accounting standard, or a new or revised interpretation of an accounting standard, retroactively, which could have a negative impact on reported results or result in the restatement of M&I’s financial statements for prior periods.

M&I has an active acquisition program, which involves risks related to integration of acquired companies or businesses and the potential for the dilution of the value of M&I stock.

M&I regularly explores opportunities to acquire banking institutions and other financial services providers. M&I cannot predict the number, size or timing of future acquisitions. M&I typically does not publicly comment on a possible acquisition or business combination until it has signed a definitive agreement for the transaction. Once M&I has signed a definitive agreement, transactions of this type are generally subject to regulatory approvals and other customary conditions. There can be no assurance M&I will receive such regulatory approvals without unexpected delays or conditions or that such conditions will be timely met to M&I’s satisfaction, or at all.

Difficulty in integrating an acquired company or business may cause M&I not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. Specifically, the integration process could result in higher than expected deposit attrition (run-off), loss of customers and key employees, the disruption of M&I’s business or the business of the acquired company, or otherwise adversely affect M&I’s ability to maintain existing relationships with clients, employees and suppliers or to enter into new business relationships. M&I may not be able to successfully leverage the combined product offerings to the combined customer base. These factors could contribute to M&I not achieving the anticipated benefits of the acquisition within the desired time frames, if at all.

Future acquisitions could require M&I to issue stock, to use substantial cash or liquid assets or to incur debt. In such cases, the value of M&I stock could be diluted and M&I could become more susceptible to economic downturns and competitive pressures.

M&I is dependent on senior management, and the loss of the services of any of M&I’s senior executive officers could cause M&I’s business to suffer.

M&I’s continued success depends to a significant extent upon the continued services of its senior management. The loss of services of any of M&I’s senior executive officers could cause M&I’s business to suffer. In addition, M&I’s success depends in part upon senior management’s ability to implement M&I’s business strategy.

M&I’s stock price can be volatile.

M&I’s stock price can fluctuate widely in response to a variety of factors including:

•	actual or anticipated variations in M&I’s quarterly results;

•	new technology or services offered by M&I’s competitors;

•	unanticipated losses or gains due to unexpected events, including losses or gains on securities held for investment purposes;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving M&I or its competitors;

•	changes in accounting policies or practices;

•	failure to integrate M&I’s acquisitions or realize anticipated benefits from M&I’s acquisitions;

•	changes in government regulations; or

•	credit quality ratings.

General market fluctuations, industry factors and general economic and political conditions, such as economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, also could cause M&I’s stock price to decrease regardless of its operating results.

M&I may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on its business, operating results and financial condition.

M&I and its subsidiaries may be involved from time to time in a variety of litigation arising out of M&I’s business. M&I’s insurance may not cover all claims that may be asserted against it, and any claims asserted against M&I, regardless of merit or eventual outcome, may harm M&I’s reputation. Should the ultimate judgments or settlements in any litigation exceed M&I’s insurance coverage, they could have a material adverse effect on M&I’s business, operating results and financial condition and cash flows. In addition, M&I may not be able to obtain appropriate types or levels of insurance in the future, nor may M&I be able to obtain adequate replacement policies with acceptable terms, if at all.

M&I may not realize the anticipated benefits from the Separation.

The long-term success of the Separation will depend, in part, on the ability of M&I to realize the anticipated benefits of the Separation. These anticipated benefits include the availability of increased capital for M&I to continue its internal growth and acquisition strategies, M&I’s ability to use its capital stock as a form of currency in respect of certain acquisitions and equity-based compensation arrangements and the better alignment of employee incentive awards. There can be no assurance that these benefits will be realized.

The Separation may present significant challenges.

There is a significant degree of difficulty and management distraction inherent in the process of separating M&I and Metavante. Even though the transactions effecting the Separation are complete, these difficulties may continue for the foreseeable future. These difficulties may include any or all of the following:

•	difficulty preserving customer, distribution, supplier and other important relationships;

•	the potential difficulty in retaining key officers and personnel; and

•	difficulty separating corporate infrastructure, including systems, insurance, accounting, legal, finance, tax and human resources, for each of two new public companies.

As a separate entity, M&I no longer enjoys all of the benefits of scale that it achieved with the combined banking and Metavante businesses, which could adversely affect M&I’s results of operations.

Prior to the Separation, Old M&I benefited from the scope and scale of the banking and Metavante businesses in certain areas, including, among other things, risk management, employee benefits, regulatory compliance, administrative services, legal support and human resources. M&I’s loss of these benefits as a consequence of the Separation could have an adverse effect on M&I’s business, results of operations and financial conditions following completion of the Separation. In addition, it is possible that some costs will be greater at the separate companies than they were for the combined company due to the loss of volume discounts and the position of being a large customer to service providers and vendors.

If M&I’s share distribution and transactions related to the Separation do not qualify as tax-free distributions or reorganizations under the Internal Revenue Code, then M&I and M&I’s shareholders may be responsible for payment of significant U.S. federal income taxes.

In transactions related to the Separation, Old M&I distributed shares of its common stock to effect the Separation. If the share distribution does not qualify as a tax-free distribution under Section 355 of the Internal Revenue Code, Metavante would recognize a taxable gain that would result in significant U.S. federal income tax liabilities to Metavante. Metavante would be primarily liable for these taxes and M&I would be secondarily liable. Under the terms of a tax allocation agreement related to the Separation, M&I will generally be required to indemnify Metavante against any such taxes unless such taxes would not have been imposed but for an act of Metavante or its affiliates, subject to specified exceptions.

Even if M&I’s share distribution otherwise qualifies as a tax-free distribution under Section 355 of the Internal Revenue Code, the distribution would result in significant U.S. federal income tax liabilities to Metavante if there is an acquisition of M&I’s common stock or Metavante’s stock as part of a plan or series of related transactions that includes M&I’s share distribution and that results in an acquisition of 50% or more of M&I’s outstanding common stock or Metavante stock. In this situation, M&I may be required to indemnify Metavante under the terms of a tax allocation agreement related to the Separation unless such taxes would not have been imposed but for specified acts of Metavante or its affiliates. In addition, mutual indemnity obligations in the tax allocation agreement could discourage or prevent a third party from making a proposal to acquire M&I.

As a result of the Separation, any financing M&I obtains in the future could involve higher costs.

As a result of the completion of the transactions relating to the Separation, any financing that M&I obtains will be with the support of a reduced pool of diversified assets, and therefore M&I may not be able to secure adequate debt or equity financing on desirable terms. The cost to M&I of financing without Metavante may be materially higher than the cost of financing prior to the Separation. If in the future M&I has a credit rating lower than it currently has, it will be more expensive for it to obtain debt financing than it was prior to the Separation.

M&I will be restricted in its ability to issue equity for at least two years following completion of the Separation, which could limit its ability to make acquisitions or to raise capital required to service its debt and operate its business.

The amount of equity that M&I can issue to make acquisitions (excluding acquisitions with respect to which M&I can prove the absence of “substantial negotiations” during applicable safe harbor periods) or raise additional capital will be limited for at least two years following completion of the Separation, except in limited circumstances. These limitations may restrict the ability of M&I to carry out its business objectives and to take advantage of opportunities such as acquisitions that could supplement or grow M&I’s business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

M&I and M&I Bank occupy offices on all or portions of 15 floors of a 21-story building located at 770 North Water Street, Milwaukee, Wisconsin. M&I Bank owns the building and its adjacent 10-story parking lot and leases the remaining floors to a professional tenant. In addition, various subsidiaries of M&I lease commercial office space in downtown Milwaukee office buildings near the 770 North Water Street facility. M&I Bank also owns or leases various branch offices throughout Wisconsin, as well as 137 branch offices among the Phoenix and Tucson, Arizona metropolitan areas, Kansas City and nearby communities, Florida’s west coast and Orlando, Florida, Minneapolis/St. Paul and Duluth, Minnesota, and central Indiana. Southwest Bank owns or leases 17 offices in the St. Louis metropolitan area. M&I Bank of Mayville, a special limited purpose subsidiary of M&I located in Mayville, Wisconsin, and M&I Bank FSB, a federal savings bank subsidiary of M&I located in Las Vegas, Nevada with one office in Milwaukee, Wisconsin, occupy modern facilities which are leased.

ITEM 3.	LEGAL PROCEEDINGS

M&I is not currently involved in any material pending legal proceedings, other than litigation of a routine nature and various legal matters which are being defended and handled in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 25, 2007, Old M&I held a special meeting of its shareholders to vote on the proposals set forth below relating to the Separation. The number of votes for, against and abstaining from each such proposal at the special meeting are set forth below opposite each proposal:

Proposal	For	Against	Abstain
1. Approve and adopt the Investment Agreement (the “Investment Agreement”), dated as of April 3, 2007, among M&I, Metavante Corporation, Metavante Holding Company (“New Metavante”), Montana Merger Sub Inc. (“Merger Sub”) and WPM, L.P. (“Investor”), and the transactions contemplated by the Investment Agreement, including the merger of Merger Sub with and into M&I with M&I continuing as the surviving corporation (the “Holding Company Merger”) and the issuance of shares of New Metavante Class A common stock to Investor (the “New Metavante Share Issuance”).	200,652,022	1,709,341	2,343,339

2. Approve any adjournments of the special meeting for the purpose of soliciting additional proxies if there are not sufficient votes at the special meeting to approve and adopt the Investment Agreement and the transactions contemplated by the Investment Agreement, including the Holding Company Merger and the New Metavante Share Issuance, and any adjournments of the special meeting for any other purpose.	175,664,966	18,024,597	2,643,844

Executive Officers of the Registrant

(Age as of March 1, 2008)

Name of Officer	Office
Walt A. Buckhanan Age 46	Vice President and Director of Corporate Diversity of Marshall & Ilsley Corporation since December 2007; Vice President and Diversity and Inclusion Manager from 2004 to 2007, Vice President and Strategic Sales Manager from February 2003 to 2004, and Vice President from 1993 to August 2001 of M&I Marshall & Ilsley Bank; Executive Vice President of North Milwaukee State Bank from August 2001 to February 2002.

Patricia M. Cadorin Age 54	Vice President since June 2001, and Director of Corporate Communications since July 2002, Marshall & Ilsley Corporation; Senior Vice President of M&I Marshall & Ilsley Bank since June 2005.

Ryan R. Deneen Age 43	Senior Vice President, Director of Corporate Tax of Marshall & Ilsley Corporation since December 2003; Director and President of M&I Business Credit Holdings, Inc., Manager of M&I MEDC Fund, LLC, Director of Milease, LLC, President and Secretary of M&I Marshall & Ilsley Holdings II, Inc., and Vice President and Assistant Secretary of M&I LLC; Partner with KPMG LLP, a public accounting firm, from 1997 to November 2003.

Thomas R. Ellis Age 50	Senior Vice President of Marshall & Ilsley Corporation since February 2005; Executive Vice President since February 2005, Senior Vice President from 1998 to February 2005 of M&I Marshall & Ilsley Bank; Director of Marshall & Ilsley Trust Company National Association, M&I Equipment Finance Company, M&I Business Credit LLC and M&I Capital Markets Group II, L.L.C.

Randall J. Erickson Age 48	Senior Vice President, General Counsel since June 2002, Chief Administrative Officer since April 2007, and Corporate Secretary from June 2002 to April 2007 of Marshall & Ilsley Corporation; General Counsel since June 2002, and Corporate Secretary from June 2002 to April 2007 of M&I Marshall & Ilsley Bank; Director, Vice President and Secretary of M&I LLC, M&I Capital Markets Group, LLC and M&I Ventures, LLC; Director of M&I Bank FSB, M&I Community Development Corporation, M&I Investment Partners Management, LLC, and Milease, LLC; Director and Secretary of M&I Capital Markets Group II, L.L.C.; Director and Vice President of SWB Holdings, Inc.; Administrative Trustee of MVBI Capital Trust; Successor Administrator of Trustcorp Statutory Trust I, EBC Statutory Trust I, EBC Statutory Trust II and First Indiana Capital Statutory Trust II; and Shareholder at Godfrey & Kahn, S.C., a Milwaukee-based law firm, from September 1990 to June 2002.

Mark F. Furlong Age 50	Chief Executive Officer since April 2007, President since April 2005, Executive Vice President from January 2002 to April 2005, Senior Vice President from April 2001 to January 2002, and Chief Financial Officer from April 2006 to June 2006 and April 2001 to October 2004 of Marshall & Ilsley Corporation; Director and President since July 2004, and Chief Executive Officer since April 2007 of M&I Marshall & Ilsley Bank; Director, Vice President and Treasurer of M&I Capital Markets Group, L.L.C. and M&I Ventures L.L.C.; Director of Marshall & Ilsley Trust Company National Association, M&I Bank Mayville, M&I Equipment Finance Company, and Milease, LLC; Senior Vice President of Southwest Bank, an M&I Bank; a Director since April 2006.

Mark R. Hogan Age 53	Senior Vice President and Chief Credit Officer since October 2001, Marshall & Ilsley Corporation; Executive Vice President since February 2005, Chief Credit Officer since November 1995 and Senior Vice President from 1995 to February 2005, M&I Marshall & Ilsley Bank; Director, M&I Equipment Finance Company, M&I Business Credit LLC and M&I Capital Markets Group II, L.L.C.; Director and Vice President of SWB Holdings, Inc.

Patricia R. Justiliano Age 57	Senior Vice President since 1994 and Corporate Controller since April 1989, Vice President from 1986 to 1994 of Marshall & Ilsley Corporation; Senior Vice President since April 2006, Vice President from January 1999 to April 2006, Controller since September 1998 of M&I Marshall & Ilsley Bank; Director, President and Treasurer of M&I Marshall & Ilsley Holdings, Inc., M&I Marshall & Ilsley Investment II Corporation, M&I Zion Investment II Corporation, M&I Zion Holdings Inc. and SWB of St. Louis Holdings, Inc.; Director and President of M&I Marshall & Ilsley Regional Holdings, Inc.; Director, Vice President and Treasurer of M&I Insurance Company of Arizona; Director and Treasurer of M&I Mortgage Reinsurance Corporation; Director of M&I Bank FSB, M&I Bank of Mayville, M&I Marshall and Ilsley Investment Corporation, M&I Servicing Corp., M&I Zion Investment Corporation, M&I Custody of Nevada, Inc., SWB Investment Corporation and Louisville Realty Corporation; Vice President and Treasurer of M&I LLC; Manger of SWB of St. Louis Holdings I, LLC and SWB of St. Louis Holdings II, LLC; Senior Vice President of Southwest Bank, an M&I Bank; and Trustee of SWB Investment II Corporation.

Name of Officer	Office
Brent J. Kelly Age 46	Senior Vice President and Director of Marketing since January 2006, Marshall & Ilsley Corporation; Senior Vice President, Sales & Marketing, of 1800Flowers.com from June 2002 to December 2005; Senior Vice President, Marketing Communications of Bank One Corporation from May 1998 to May 2002.

Beth D. Knickerbocker Age 41	Senior Vice President, Chief Risk Officer since January 2005, Vice President, Senior Compliance Counsel from May 2004 to January 2005 of Marshall & Ilsley Corporation; Attorney at Sutherland Asbill & Brennan LLP, a Washington, D.C. law firm, from December 2000 to May 2004.

Kenneth C. Krei Age 58	Senior Vice President of Marshall & Ilsley Corporation since July 2003; Chairman of the Board since January 2005, President and Chief Executive Officer of Marshall & Ilsley Trust Company National Association since July 2003; Chairman of the Board since January 2005 and Chief Executive Officer of M&I Investment Management Corp. since July 2003; Director and President of M&I Investment Partners Management, LLC; Chairman and Director of M&I Brokerage Services, Inc., M&I Insurance Services, Inc. and Marshall Funds; Director and Vice President of M&I Realty Advisors, Inc.; Executive Vice President, Investment Advisors at Fifth Third Bancorp from 2001 to 2003.

Thomas J. O’Neill Age 47	Senior Vice President since April 1997, Marshall & Ilsley Corporation; Executive Vice President since 2000, Senior Vice President from 1997 to 2000, Vice President from 1991 to 1997, M&I Marshall & Ilsley Bank; Director and President of M&I Bank FSB, M&I Dealer Finance, Inc., M&I Insurance Company of Arizona, Inc. and M&I Mortgage Reinsurance Corporation; Director and Vice President of M&I Community Development Corporation and M&I Realty Advisors, Inc.; Director of M&I Bank of Mayville, M&I Brokerage Services, Inc., Marshall & Ilsley Trust Company National Association, M&I Insurance Services, Inc., Regional Holding Company, Inc. and Louisville Realty Corporation; Manager of M&I MEDC Fund, LLC; and Senior Vice President of Southwest Bank, an M&I Bank.

Paul J. Renard Age 47	Senior Vice President, Director of Human Resources since 2000, Vice President and manager since 1994, Marshall & Ilsley Corporation; Senior Vice President of M&I Marshall & Ilsley Bank; and Vice President and Assistant Secretary of M&I LLC.

John L. Roberts Age 55	Senior Vice President of Marshall & Ilsley Corporation since 1994; Senior Vice President since 1994, Vice President from 1986 to 1994 and Controller from 1986 to 1995, M&I Marshall & Ilsley Bank; Director of M&I Bank FSB; President and Director of M&I Bank of Mayville.

Thomas A. Root Age 51	Senior Vice President since 1998, Audit Director since May 1996, Vice President from 1991 to 1998, Marshall & Ilsley Corporation; Senior Vice President since April 2006, Vice President from 1993 to April 2006 and Audit Director since 1999, M&I Marshall & Ilsley Bank.

Gregory A. Smith Age 44	Senior Vice President and Chief Financial Officer, Marshall & Ilsley Corporation, since June 2006; Chief Financial Officer, M&I Marshall & Ilsley Bank, since June 2006; Chief Financial Officer of Southwest Bank, an M&I Bank, M&I Bank FSB and M&I Bank of Mayville; Director and President of M&I LLC; Director of M&I Insurance Services, Inc., Marshall & Ilsley Trust Company National Association, M&I Brokerage Services, Inc. and Milease, LLC; Managing Director, Investment Banking, Credit Suisse from October 2004 to June 2006; Managing Director, Investment Banking, UBS Investment Bank from April 2000 to September 2004.

Michael C. Smith Age 49	Senior Vice President and Corporate Treasurer, Marshall & Ilsley Corporation, since March 2006; Senior Vice President since April 2006, M&I Marshall & Ilsley Bank; Director and President of M&I Northwoods III, L.L.C. and M&I Dealer Auto Securitization; Director of M&I Community Development Corporation, M&I Bank FSB, M&I Custody of Nevada, Inc., M&I Servicing Corp., M&I Marshall & Ilsley Investment Corporation, M&I Marshall & Ilsley Investment II Corporation, M&I Marshall & Ilsley Holdings, Inc., M&I Zion Holdings, Inc., M&I Zion Investment Corporation, M&I Zion Investment II Corporation, SWB Investment Corporation, SWB of St. Louis Holdings Inc. and M&I Marshall & Ilsley Regional Holdings, Inc.; Manager of SWB of St. Louis Holdings I, LLC and SWB of St. Louis Holdings II, LLC; Trustee of SWB Investment II Corporation; Senior Vice President, Southwest Bank, an M&I Bank; Successor Administrator of Trustcorp Statutory Trust I, EBC Statutory Trust I, EBC Statutory Trust II and First Indiana Capital Statutory Trust II; Treasurer, American International Group (AIG) from May 2001 to February 2006.

Ronald E. Smith Age 61	Senior Vice President since March 2005, Marshall & Ilsley Corporation; Executive Vice President since March 2005, Senior Vice President from 2001 to March 2005, M&I Marshall & Ilsley Bank.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Listing

M&I’s common stock is traded under the symbol “MI” on the New York Stock Exchange. Common dividends declared and the price range for M&I’s common stock for each of the last five years can be found in Item 8, Consolidated Financial Statements and Supplementary Data, Quarterly Financial Information.

A discussion of the regulatory restrictions on the payment of dividends can be found under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 16 in Item 8, Consolidated Financial Statements and Supplementary Data.

Holders of Common Equity

At December 31, 2007 M&I had approximately 16,845 record holders of its common stock.

Shares Purchased

The following table reflects the purchases of M&I common stock for the specified period:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2007	210,586	$42.64	67,825	5,678,855
November 1 to November 30, 2007	2,626,025	32.58	2,625,000	3,053,855
December 1 to December 31, 2007	1,825,354	26.18	1,819,744	1,234,111

(1)	Includes shares purchased by rabbi trusts pursuant to nonqualified deferred compensation plans for the three months ended December 31, 2007.

M&I’s Share Repurchase Program was publicly reconfirmed in April 2005, 2006 and 2007. The Share Repurchase Program authorizes the purchase of up to 12 million shares annually and renews each year at that level unless changed or terminated by subsequent Board action.

MARSHALL & ILSLEY CORPORATION

ITEM 6.	SELECTED FINANCIAL DATA

Consolidated Summary of Earnings

($000’s except share data)

	Years Ended December 31,
	2007	2006	2005	2004	2003
Interest and Fee Income:
Loans and leases	$3,243,109	$2,856,043	$1,959,063	$1,432,756	$1,336,307
Investment securities:
Taxable	311,837	277,938	214,537	200,107	165,075
Exempt from federal income taxes	59,237	61,769	64,127	58,826	57,968
Trading securities	1,012	614	229	271	258
Short-term investments	18,001	14,707	7,452	2,079	2,447
Loan to Metavante	35,969	43,163	43,652	22,871	4,479

Total interest and fee income	3,669,165	3,254,234	2,289,060	1,716,910	1,566,534

Interest Expense:
Deposits	1,231,252	1,083,392	562,552	281,271	230,805
Short-term borrowings	236,671	186,746	106,220	61,144	80,957
Long-term borrowings	585,025	476,540	329,876	196,160	162,921

Total interest expense	2,052,948	1,746,678	998,648	538,575	474,683

Net interest income	1,616,217	1,507,556	1,290,412	1,178,335	1,091,851
Provision for loan and lease losses	319,760	50,551	44,795	37,963	62,993

Net interest income after provision for loan and lease losses	1,296,457	1,457,005	1,245,617	1,140,372	1,028,858

Other Income:
Wealth management	262,835	221,554	191,720	175,119	148,348
Net investment securities gains	34,814	9,701	45,514	35,336	21,572
Other	431,417	350,431	336,357	316,900	354,603

Total other income	729,066	581,686	573,591	527,355	524,523

Other Expense:
Salaries and employee benefits	659,871	613,394	549,859	494,462	474,629
Other	655,072	470,148	404,566	387,271	423,978

Total other expense	1,314,943	1,083,542	954,425	881,733	898,607

Income before income taxes	710,580	955,149	864,783	785,994	654,774
Provision for income taxes	213,641	307,435	278,124	256,955	183,502

Income from Continuing Operations	496,939	647,714	586,659	529,039	471,272
Discontinued operations, net of tax	653,997	160,124	119,531	76,814	51,175

Net Income	$1,150,936	$807,838	$706,190	$605,853	$522,447

Basic earnings per common share:
Continuing Operations	$1.91	$2.60	$2.54	$2.37	$2.08
Discontinued operations	2.51	0.64	0.52	0.35	0.23

Net Income	$4.42	$3.24	$3.06	$2.72	$2.31

Diluted earnings per common share:
Continuing Operations	$1.87	$2.54	$2.49	$2.32	$2.06
Discontinued operations	2.47	0.63	0.50	0.34	0.22

Net Income	$4.34	$3.17	$2.99	$2.66	$2.28

Other Significant Data:
Return on Average Shareholders’ Equity	17.23%	14.42%	16.21%	17.00%	15.87%
Return on Average Assets	1.98	1.53	1.63	1.63	1.57
Dividend Payout Ratio	27.65	33.12	31.10	30.45	30.70
Average Equity to Average Assets Ratio	11.48	10.64	10.07	9.59	9.89
Ratio of Earnings to Fixed Charges*
Excluding Interest on Deposits	1.85 x	2.42 x	2.96 x	3.99 x	3.62 x
Including Interest on Deposits	1.34 x	1.54 x	1.86 x	2.44 x	2.36 x

*	See Exhibit 12 for detailed computation of these ratios.

Consolidated Average Balance Sheets

($000’s except share data)

	Years Ended December 31,
	2007	2006	2005	2004	2003
Assets:
Cash and due from banks	$1,005,362	$974,120	$923,387	$814,236	$755,015
Investment securities:
Trading securities	56,580	45,559	26,922	22,297	23,017
Short-term investments	352,235	297,859	229,273	163,043	258,478
Other investment securities:
Taxable	6,208,495	5,664,199	4,845,549	4,672,117	4,038,562
Tax Exempt	1,287,066	1,303,872	1,334,793	1,199,139	1,173,466

Total investment securities	7,904,376	7,311,489	6,436,537	6,056,596	5,493,523
Loan to Metavante	817,885	982,000	994,055	534,519	108,045
Loans and Leases:
Commercial	12,672,367	11,175,436	8,954,617	7,621,077	6,906,367
Real estate	28,865,495	25,808,422	20,728,918	17,215,467	14,938,082
Personal	1,416,411	1,478,816	1,521,801	1,633,794	1,874,344
Lease financing	695,756	661,466	567,344	552,551	674,871

Total loans and leases	43,650,029	39,124,140	31,772,680	27,022,889	24,393,664
Less: Allowance for loan and lease losses	448,222	406,390	362,886	360,408	347,838

Net loans and leases	43,201,807	38,717,750	31,409,794	26,662,481	24,045,826
Premises and equipment, net	458,819	415,150	330,273	330,492	324,945
Accrued interest and other assets	3,555,545	2,927,220	2,226,048	2,161,071	2,034,056

Total assets of continuing operations	56,943,794	51,327,729	42,320,094	36,559,395	32,761,410
Assets of discontinued operations	1,265,833	1,323,369	963,447	603,199	506,611

Total Assets	$58,209,627	$52,651,098	$43,283,541	$37,162,594	$33,268,021

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest bearing	$5,469,774	$5,361,014	$4,972,890	$4,603,470	$4,202,358
Interest bearing:
Bank issued deposits:
Bank issued interest bearing activity deposits	13,490,042	11,927,756	10,415,477	10,324,517	10,308,802
Bank issued time deposits	8,555,413	7,592,019	4,597,332	3,424,119	3,428,775

Total bank issued interest bearing deposits	22,045,455	19,519,775	15,012,809	13,748,636	13,737,577
Wholesale deposits	6,553,668	7,255,647	6,720,964	6,057,542	4,311,424

Total interest bearing deposits	28,599,123	26,775,422	21,733,773	19,806,178	18,049,001

Total deposits	34,068,897	32,136,436	26,706,663	24,409,648	22,251,359
Short-term borrowings	4,693,890	3,637,634	2,924,834	2,907,922	3,139,797
Long-term borrowings	11,533,685	10,070,881	8,189,708	5,323,774	3,795,801
Accrued expenses and other liabilities	1,072,261	1,031,954	880,447	786,067	647,430
Liabilities of discontinued operations	160,430	173,287	224,575	170,940	141,807

Total Liabilities	51,529,163	47,050,192	38,926,227	33,598,351	29,976,194
Shareholders’ Equity	6,680,464	5,600,906	4,357,314	3,564,243	3,291,827

Total Liabilities and Shareholders’ Equity	$58,209,627	$52,651,098	$43,283,541	$37,162,594	$33,268,021

Other Significant Data:
Book Value Per Share at Year End	$26.86	$24.24	$20.27	$17.51	$15.24
Average Common Shares Outstanding	260,906,330	249,723,333	231,300,867	223,123,866	226,342,764

Credit Quality Ratios:
Net Loan and Lease Charge-offs to Average Loans and Leases	0.59%	0.10%	0.12%	0.11%	0.21%
Total Nonperforming Loans and Leases* and OREO to End of Period Loans and Leases and OREO	2.24	0.70	0.44	0.48	0.74
Allowance for Loan and Lease Losses to End of Period Loans and Leases	1.07	1.00	1.06	1.21	1.39
Allowance for Loan and Lease Losses to Total Nonperforming Loans and Leases*	54	157	259	271	202

*	Loans and leases nonaccrual, restructured, and past due 90 days or more.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Corporation’s overall strategy is to drive earnings per share growth by: (1) expanding banking operations not only in Wisconsin but also into faster growing regions beyond Wisconsin; (2) increasing the number of financial institutions to which the Corporation provides correspondent banking services and products; and (3) expanding trust services and other wealth management product and service offerings.

Net income in 2007 amounted to $1,150.9 million or $4.34 per diluted share. The return on average assets and return on average equity were 1.98% and 17.23%, respectively. By comparison, net income in 2006 was $807.8 million, diluted earnings per share was $3.17, the return on average assets was 1.53% and the return on average equity was 14.42%. For the year ended December 31, 2005, net income was $706.2 million or $2.99 per diluted share and the returns on average assets and average equity were 1.63% and 16.21%, respectively.

On November 1, 2007, Marshall & Ilsley Corporation (Accounting Predecessor to New Marshall & Ilsley Corporation) which is referred to as “M&I” or the “Corporation” and its wholly-owned subsidiary, Metavante Corporation (Accounting Predecessor to Metavante Technologies, Inc.), which is referred to as “Metavante,” became two separate publicly traded companies in accordance with the plan the Corporation announced in early April 2007. The Corporation believes this transaction, which the Corporation refers to as the “Separation” will provide substantial benefits to the shareholders of both companies by creating additional opportunities to focus on core businesses. New Marshall & Ilsley Corporation’s enhanced capital position is expected to be a source of strength in the current credit environment as well as drive earnings per share growth by enabling it to provide resources for continued organic growth, fund strategic initiatives within its business lines and pursue opportunities in new geographic markets.

As part of the Separation, the Corporation received capital contributions of $1,665 million in cash from Metavante, which consisted of a contribution from Metavante of $1,040 million and proceeds of $625 million from Metavante’s issuance of a 25% equity interest to WPM L.P., an affiliate of Warburg Pincus LLC (“Warburg Pincus”). In addition, the Corporation received $982 million in repayment of indebtedness that was due from Metavante. In considering the redeployment of the tangible capital generated from the Separation, the Corporation has established the following priorities: (1) prudently invest in the franchise which includes maintaining a strong capital base in the current credit environment; (2) pursue financially disciplined acquisitions in wealth management and banking; and (3) prudently allocate capital to common stock repurchases and to common stock dividends.

As a result of the Separation, the assets, liabilities and net income of Metavante have been de-consolidated from the Corporation’s historical consolidated financial statements and are now reported as discontinued operations. For the year ended December 31, 2007, discontinued operations in the Consolidated Statements of Income also includes the expenses and the tax-free gain that were attributable to the Separation transaction. For accounting purposes only, the investment by Warburg Pincus in Metavante for an equity interest representing 25% of Metavante was treated as a sale of 25% of Metavante’s common stock by the Corporation to Warburg Pincus for cash in the amount of $625 million. The sale resulted in a tax-free gain in the amount of $525.6 million. The assets and liabilities reported as discontinued operations do not directly reconcile to historical consolidated assets and liabilities reported by Metavante. The amounts reported as assets or liabilities of discontinued operations include adjustments for intercompany cash and deposits, receivables and payables, intercompany debt and reclassifications that were required to de-consolidate the financial information of the two companies.

Income from continuing operations in 2007 amounted to $496.9 million or $1.87 per diluted share compared to income from continuing operations in 2006 of $647.7 million or $2.54 per diluted share, a decrease of $150.8 million or $0.67 per diluted share. The decrease in income from continuing operations in 2007 compared to 2006 was primarily attributable to the increases in the provision for loan and lease losses.

Consistent with what many bank holding companies experienced in 2007, the deterioration in the national residential real estate markets had a negative impact on the Corporation’s loan and lease portfolio. The Corporation’s construction and development real estate loans, particularly in Arizona and the west coast of Florida, exhibited the most dramatic increase in stress and impairment. As a result, net charge-offs and the provision for loan and lease losses were significantly higher in 2007 when compared to the Corporation’s historical experience with net charge-offs and the provision for loan and lease losses. The provision for loan and lease losses amounted to $319.8 million in 2007 compared to $50.6 million in 2006, an increase of $269.2 million. On an after-tax basis, the increase in the provision for loan and lease losses in 2007 compared to 2006 amounted to approximately $175.0 million or $0.66 per diluted share.

Expenses in 2007 include losses associated with two debt terminations, litigation accruals that arose from the Corporation’s membership interests in Visa, Inc. (“Visa”) and a donation to support charitable works in the communities within the Corporation’s markets. In the aggregate, these expense and loss items amounted to approximately $134.5 million and resulted in a decrease to income from continuing operations of $87.4 million or $0.32 per diluted share.

Organic loan and bank-issued deposit growth, the two banking acquisitions completed in 2007 and a full year of the two banking acquisitions completed in 2006 contributed to the growth in net interest income and other banking sources of revenues. Continued growth in assets under management and assets under administration and acquisitions resulted in solid growth in fee income for Wealth Management. Increased investment securities gains and gains from branch sales were somewhat offset by lower mortgage banking revenue in 2007.

Income from continuing operations in 2006 amounted to $647.7 million or $2.54 per diluted share compared to income from continuing operations in 2005 of $586.7 million or $2.49 per diluted share, and increase of $61.0 million or $0.05 per diluted share.

The increase in income from continuing operations in 2006 compared to 2005 was attributable to a number of factors. The increase in net interest income was due to strong organic loan and bank issued deposit growth and the contribution from two banking acquisitions that were completed on April 1, 2006. Net charge-offs were below the Corporation’s five-year historical average in 2006. Growth in assets under management and assets under administration and acquisitions resulted in continued growth in fee income for Wealth Management. Although an unpredictable source of earnings, investment securities gains were $35.8 million lower in 2006 compared to 2005. Income from continuing operations for the year ended December 31, 2006, includes the impact of the mark-to-market adjustments associated with certain interest rate swaps. The impact, which is reported as Net derivative losses-discontinued hedges in the Consolidated Statements of Income, resulted in a decrease to income from continuing operations of $12.0 million or $0.05 per diluted share in 2006. These factors, along with continued expense management, all contributed to the growth in income from continuing operations in 2006.

With regard to the outlook in 2008, management expects that, even with the benefit of the cash received from Metavante, continued pricing competition for loan products, increased funding costs and the elevated levels of nonperforming loans make it more likely that modest net interest margin compression will continue. Commercial and industrial loan growth is expected to show mid single-digit growth rates. Commercial real estate growth is expected to be in the mid single-digit percentage range. Wealth management revenue is expected to show high single-digit to low double-digit growth rates depending on market volatility and direction.

With respect to credit quality, management expects 2008 will continue to be a difficult year for residential real estate markets. Management expects the provision for loan and lease losses will continue to be higher than its pre-2007 historical experience and estimates that the provision for loan and lease losses will be in the range of $50 million to $55 million per quarter in 2008. As the Corporation works toward the resolution of its nonperforming loans and leases, the provision for loan and lease losses could exceed management’s expectations in any quarter or quarters in 2008. Should real estate markets deteriorate more than management currently expects, the Corporation would experience increased levels of nonperforming assets, increased net charge-offs, a higher provision for loan and lease losses, lower net interest income and increased operating costs due to the expense associated with collection efforts and the operating expense of carrying nonperforming assets. There are however, numerous unknown factors at this time that will ultimately affect the timing and amount of nonperforming assets, net charge-offs and the provision for loan and lease losses that will be recognized in 2008.

The Corporation’s actual results for 2008 could differ materially from those expected by management. See “Forward-Looking Statements” in Item 1A. of this Form 10-K for a discussion of the various risk factors that could cause actual results to differ materially from expected results.

The results of operations and financial condition for the periods presented include the effects of the banking-related and wealth management-related acquisitions from the dates of consummation of the acquisitions. All transactions were accounted for using the purchase method of accounting. See Note 5 in Notes to Consolidated Financial Statements for a discussion of the Corporation’s banking and wealth management acquisitions completed in 2007 and 2006.

Recently Completed Acquisition

The following acquisition, which is not considered to be a material business combination, was completed after December 31, 2007:

On January 2, 2008, the Corporation completed the acquisition of First Indiana Corporation (“First Indiana”) based in Indianapolis, Indiana. First Indiana, with $2.1 billion in consolidated assets as of December 31, 2007, had 32 offices in central Indiana that became branches of M&I Bank on February 2, 2008. Stockholders of First Indiana received $32.00 in cash for each share of First Indiana common stock outstanding, or approximately $530.2 million.

Significant Transactions

Some of the more significant transactions in 2007, 2006 and 2005 consisted of the following:

2007

During 2007, the Corporation completed two banking acquisitions and one wealth management acquisition and, as previously discussed, completed the transaction in which the Corporation and Metavante became two separate publicly traded companies.

During 2007, the Corporation sold three bank branches located in the Tulsa, Oklahoma market after management determined that exiting that market was a better allocation of resources as compared to the costs of further expansion in that market. The gain, which is a component of Other Income in the Consolidated Statements of Income, amounted to $29.0 million which increased income from continuing operations by $16.9 million or $0.06 per diluted share.

During 2007, the Corporation sold its investment in MasterCard Class B common shares in order to monetize the significant appreciation in the market price of the common stock of MasterCard since its initial public offering. The realized gain, which is reported in Net Investment Securities Gains in the Consolidated Statements of Income, amounted to $19.0 million which increased income from continuing operations by $12.4 million or $0.05 per diluted share.

During 2007, the Corporation called the $200 million 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities. The Corporation also terminated $1,000 million of Puttable Reset Securities (“PURS”), senior bank notes issued by M&I Bank, in 2007. The Corporation realized losses of $83.7 million from these transactions which are reported as Losses on Termination of Debt in the Consolidated Statements of Income. These losses reduced income from continuing operations by $54.4 million or $0.20 per diluted share.

During 2007, the Corporation recorded liabilities in connection with its share of the proposed settlement of the American Express antitrust litigation against Visa and other Visa litigation matters. While the Corporation is not a named defendant in any of these lawsuits, the Corporation and other Visa member banks are obligated to share in losses in connection with certain lawsuits under Visa by-laws. The expense, which is reported in Other Expense in the Consolidated Statements of Income, amounted to $25.8 million which decreased income from continuing operations by $16.8 million or $0.06 per diluted share.

During 2007, the Corporation purchased $286.6 million of additional bank-owned life insurance. The net realizable value is reported, along with the Corporation’s other bank-owned life insurance, in Accrued Interest and Other Assets in the Consolidated Balance Sheets. The increase in net realizable value is reported in Life Insurance Revenue in the Consolidated Statements of Income.

The Corporation has a tradition of being committed to the betterment of the communities within the markets that it serves. Consistent with that tradition, the Corporation made a sizeable contribution to its charitable foundation in 2007. That expense, which is reported in Other Expense in the Consolidated Statements of Income, amounted to $25.0 million, which decreased income from continuing operations by $16.3 million or $0.06 per diluted share.

During 2007, the Corporation remarketed the 3.90% STACKSSM of M&I Capital Trust B that were originally issued in 2004 as components of the Corporation’s 6.50% Common SPACESSM. In connection with the remarketing, the annual interest rate on the remarketed STACKS was reset at 5.626%, M&I Capital Trust B was liquidated and $400 million of 5.626% senior notes that mature on August 17, 2009 were issued by the Corporation in exchange for the outstanding STACKS. Each Common SPACES also included a stock purchase contract requiring the holder to purchase, in accordance with a settlement rate formula, shares of the Corporation’s common stock. The Corporation issued 9,226,951 shares of its common stock in settlement of the stock purchase contracts in exchange for $400 million in cash.

Beginning in the second quarter and continuing throughout the remainder of 2007, the Corporation completed three accelerated common share repurchases as well as open market repurchases of shares of its common stock under its authorized Stock Repurchase Program. In total, 10,765,889 shares of the Corporation’s common stock were acquired in 2007 at an aggregate cost of $437.1 million.

2006

During 2006, the Corporation completed two banking acquisitions and one wealth management acquisition.

Income from continuing operations for the year ended December 31, 2006 includes the impact of the mark-to-market adjustments associated with certain interest rate swaps. Based on expanded interpretations of the accounting standard for derivatives and hedge accounting it was determined that certain transactions did not qualify for hedge accounting. As a result, any fluctuation in the fair value of the interest rate swaps was recorded in earnings with no corresponding offset to the hedged items or accumulated other comprehensive income. The affected interest rate swaps were terminated in 2006. The impact, which is reported as Net Derivative Losses-Discontinued Hedges in the Consolidated Statements of Income, resulted in a decrease to income from continuing operations of $12.0 million or $0.05 per diluted share.

On January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), the new accounting standard that requires all share-based compensation to be expensed. For the Corporation, additional expense was reported for its stock option awards and its employee stock purchase plan. In conjunction with the adoption of SFAS 123(R), the Corporation elected the Modified Retrospective Application method to implement the new accounting standard. Under that method all prior period consolidated and segment financial information was adjusted based on pro forma amounts previously disclosed.

2005

During the second and third quarters of 2005, the Corporation realized a gain primarily due to the sale of an entity associated with its investment in an independent private equity and venture capital partnership. The gross pre-tax gain amounted to $29.4 million and is reported in Net Investment Securities Gains in the Consolidated Statements of Income. On an after-tax basis, and net of related compensation expense, the gain amounted to $16.5 million or $0.07 per diluted share for the twelve months ended December 31, 2005.

During the third quarter of 2005, the Corporation realized a gain due to the sale of an equity investment in a cash tender offer. The pre-tax gain amounted to $6.6 million and is reported in Net Investment Securities Gains in the Consolidated Statements of Income. On an after-tax basis, the gain amounted to $3.9 million or $0.02 per diluted share for the twelve months ended December 31, 2005.

Net Interest Income

Net interest income in 2007 amounted to $1,616.2 million compared with net interest income of $1,507.6 million in 2006, an increase of $108.6 million or 7.2%. Positive contributors to the increase in net interest income in 2007 compared to 2006 included the impact of the acquisitions, organic loan and bank issued deposit growth and the effect of the cash received from Metavante for two months in 2007. Factors negatively affecting net interest income compared to the prior year included reduced interest income due to the increase in nonaccrual loans, the impact of the financing costs associated with the banking acquisitions and common stock buybacks, a general shift in the bank issued deposit mix from lower cost to higher cost deposit products and the acquisition of additional bank-owned life insurance.

Average earning assets in 2007 amounted to $52.4 billion compared to $47.4 billion in 2006, an increase of $5.0 billion or 10.4%. Increases in average loans and leases accounted for 91.3% of the growth in average earning assets.

Average interest bearing liabilities increased $4.3 billion or 10.7% in 2007 compared to 2006. The growth in average interest bearing liabilities in 2007 compared to 2006 was fairly evenly distributed between average interest bearing deposits ($1.8 billion), average short-term borrowings ($1.0 billion) and average long term borrowings ($1.5 billion).

Average noninterest bearing deposits increased $0.1 billion or 2.0% in 2007 compared to the prior year.

Net interest income in 2006 amounted to $1,507.6 million compared with net interest income of $1,290.4 million in 2005, an increase of $217.2 million or 16.8%. Both acquisition-related and organic loan growth, as well as the growth in noninterest bearing and other bank issued deposits, were the primary contributors to the increase in net interest income. Factors negatively affecting net interest income compared to the prior year included the impact of the financing costs associated with the 2006 banking acquisitions, common stock buybacks and a general shift in the bank issued deposit mix from lower cost to higher cost deposit products in response to increasing interest rates.

Average earning assets in 2006 amounted to $47.4 billion compared to $39.2 billion in 2005, an increase of $8.2 billion or 21.0%. Increases in average loans and leases accounted for 89.5% of the growth in average earning assets.

Average interest bearing liabilities increased $7.6 billion or 23.2% in 2006 compared to 2005. Approximately $5.0 billion or 66.0% of the growth in average interest bearing liabilities was attributable to interest bearing deposits and $1.9 billion or 24.6% of the growth in average interest bearing liabilities was attributable to long term borrowings.

Average noninterest bearing deposits increased $0.4 billion or 7.8% in 2006 compared to the prior year.

The growth and composition of the Corporation’s average loan and lease portfolio for the current year and prior two years are reflected in the following table ($ in millions):

				Percent Growth
	2007	2006	2005	2007 vs 2006	2006 vs 2005
Commercial:
Commercial	$12,672.3	$11,175.4	$8,954.6	13.4%	24.8%
Commercial real estate:
Commercial mortgages	11,382.9	10,345.6	8,575.8	10.0	20.6
Construction	3,738.9	2,793.0	1,412.8	33.9	97.7

Total commercial real estate	15,121.8	13,138.6	9,988.6	15.1	31.5
Commercial lease financing	514.5	516.2	439.4	(0.3)	17.5

Total commercial	28,308.6	24,830.2	19,382.6	14.0	28.1
Personal:
Residential real estate:
Residential mortgages	6,672.7	5,735.9	4,239.5	16.3	35.3
Construction	2,793.5	2,394.3	1,513.0	16.7	58.2

Total residential real estate	9,466.2	8,130.2	5,752.5	16.4	41.3
Consumer loans:
Student	85.0	68.6	79.4	23.8	(13.6)
Credit card	244.7	231.4	214.9	5.8	7.7
Home equity loans and lines	4,277.4	4,539.6	4,987.9	(5.8)	(9.0)
Other	1,086.8	1,178.8	1,227.5	(7.8)	(4.0)

Total consumer loans	5,693.9	6,018.4	6,509.7	(5.4)	(7.5)
Personal lease financing	181.3	145.3	127.9	24.7	13.6

Total personal	15,341.4	14,293.9	12,390.1	7.3	15.4

Total consolidated average loans and leases	$43,650.0	$39,124.1	$31,772.7	11.6%	23.1%

Average loans and leases increased $4.5 billion or 11.6% in 2007 compared to 2006. Excluding the effect of the banking acquisitions, total consolidated average loan and lease organic growth was 7.2% in 2007 compared to 2006. Approximately $1.6 billion of the growth in total consolidated average loans and leases was attributable to the banking acquisitions and $2.9 billion of the growth was organic. Of the $1.6 billion of average growth attributable to the banking acquisitions, $1.1 billion was attributable to average commercial real estate loans, $0.4 billion was attributable to average commercial loans and leases and the remainder was primarily attributable to average residential real estate loans. Of the $2.9 billion of average loan and lease organic growth, $1.1 billion was attributable to average commercial loans and leases, $0.9 billion was attributable to average commercial real estate loans, and $1.3 billion was attributable to residential real estate loans. Average home equity loans and lines decreased $0.3 billion in 2007 compared to 2006.

Total average commercial loan and lease organic growth continued to be positive in 2007 although not as strong as the prior year. New business, declining interest rates, increased exports due to the weaker U.S. dollar and the continued strength of the local economies in the markets the Corporation serves resulted in total average commercial loan and lease organic growth of 9.1% in 2007 compared to 2006. Management expects that organic commercial loan growth (as a percentage) will continue to moderate from 2007 growth levels, especially in industries that have some dependency on housing and related businesses. Management expects commercial loan and lease growth will reach mid single-digit growth rates in 2008.

Total average commercial real estate organic growth was 6.3% in 2007 compared to 2006. The demand for commercial real estate loans has softened which reflects the current housing market and is evidenced by slowing new construction in all of the Corporation’s markets and lower investor activity in new construction projects. Office and retail real estate have also shown signs of softening. Loan opportunities continue to exist in multi-family, medical office building, hospitality and warehousing. Management expects commercial real estate loan growth will most likely be in the mid single-digit percentage range in 2008.

Average home equity loans and lines, which include the Corporation’s wholesale activity, declined $0.3 billion or 5.8% in 2007 compared to 2006. Consistent with what has occurred in many parts of the country, the market for home equity loans and lines continued to be challenging. An increased number of originations with selected credit, rate and term characteristics were retained on balance sheet in 2007. Management expects that the Corporation will continue to retain originations that meet its qualifications on balance sheet in the near term.

The Corporation sells some of its residential real estate loan production (residential real estate and home equity loans) in the secondary market. As previously discussed, selected residential real estate loans with credit, rate and term characteristics that are considered desirable are periodically retained in the portfolio. Residential real estate loans originated and sold to the secondary market amounted to $1.8 billion in 2007 compared to $2.3 billion in 2006. At December 31, 2007, residential mortgage loans held for sale amounted to $40.3 million compared to $139.3 million at December 31, 2006. The housing market and the decline in the national investor base adversely affected the origination-for-sale business in 2007. Gains from the sale of mortgage loans amounted to $28.6 million in 2007 compared to $47.3 million in 2006. The Corporation has more recently seen some renewed investor interest for home equity loans and lines, although it is difficult to assess how that will affect the origination-for-sale business in 2008.

The sub-prime mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures and some sub-prime lenders have failed. The increased scrutiny of the sub-prime lending market is one of the factors that have impacted general market conditions as well as perceptions of the mortgage origination business. The Corporation considers sub-prime loans to be those loans with high loan-to-value, temporary below market interest rates, which are sometimes referred to as teaser rates, or interest deferral options at the time of origination and credit scores that are less than 620. The Corporation believes that loans with these characteristics have contributed to the high levels of foreclosures and losses the industry is currently experiencing. The Corporation does not originate sub-prime mortgages or sub-prime home equity loans or lines. However, the Corporation may have loss exposure from loans to entities that are associated with sub-prime mortgage banking. The Corporation does not originate mortgage loans with variable interest-only payment plans, commonly referred to as “option ARMs.” Option ARMs may include low introductory interest plans with significant escalation in the rate when the agreement calls for the rate to reset. The borrower may also be able to fix the monthly payment amount, potentially resulting in negative amortization of the loan. The Corporation does not originate mortgage loans that permit negative amortization. A negative amortization provision in a mortgage allows the borrower to defer payment of a portion or all of the monthly interest accrued on the mortgage and to add the deferred interest amount to the mortgage’s principal balance subject to a stated maximum permitted amount of negative amortization. Once the maximum permitted amount of negative amortization is reached, the borrowers’ monthly payment is reset and is usually significantly higher than the monthly payment made during periods of negative amortization. The Corporation does participate in the Alt-A market. The Corporation’s Alt-A products are offered to borrowers with higher credit scores and lower loan-to-value ratios who choose the convenience of less than full documentation in exchange for higher reserve requirements and a higher mortgage rate. The Corporation’s adjustable rate mortgage loans are underwritten to fully-indexed rates.

At December 31, 2007, the Corporation’s combined average loan-to-value ratios and credit scores were 80.4% and 729, respectively for its residential real estate loan and home equity loan and line of credit portfolios, excluding residential construction loans to developers. The Corporation’s exposure to residential real estate and home equity borrowers with credit scores that were less than 620 was $299.2 million at December 31, 2007. The average loan-to-value ratio for residential real estate and home equity borrowers with credit scores that were less than 620 was approximately 79.9% at December 31, 2007.

Auto loans securitized and sold amounted to $0.2 billion in 2007 compared to $0.5 billion in 2006. During the second quarter of 2007, the Corporation opted to discontinue the sale and securitization of automobile loans into the secondary market on a recurring basis. Gains and losses from the sale and securitization of auto loans, including write-downs of auto loans held for sale, were not significant in 2007 or 2006. See Note 10 in Notes to Consolidated Financial Statements for further discussion of the Corporation’s securitization activities.

Average loans and leases increased $7.4 billion or 23.1% in 2006 compared to 2005. Excluding the effect of the banking acquisitions, total consolidated average loan and lease organic growth was 12.7% in 2006 compared to 2005. Approximately $2.9 billion of the growth in total consolidated average loans and leases was attributable to the banking acquisitions and $4.5 billion of the growth was organic. Of the $2.9 billion of average growth attributable to the banking acquisitions, $2.1 billion was attributable to average commercial real estate loans, $0.6 billion was attributable to average commercial loans and leases and the remainder was primarily attributable to average residential real estate loans. Of the $4.5 billion of average loan and lease organic growth, $1.7 billion was attributable to average commercial loans and leases, $1.1 billion was attributable to average commercial real estate loans, and $2.2 billion was attributable to residential real estate loans. Average home equity loans and lines decreased $0.5 billion in 2006 compared to 2005.

Residential real estate loans originated and sold to the secondary market amounted to $2.3 billion in 2006 compared to $2.4 billion in 2005. Gains from the sale of mortgage loans amounted to $47.3 million in 2006 compared to $47.1 million in 2005.

Auto loans securitized and sold amounted to $0.5 billion in each of 2006 and 2005. Net losses from the sale and securitization of auto loans, including write-downs of auto loans held for sale, amounted to $0.1 million in 2006 compared to $2.0 million in 2005. At December 31, 2006, auto loans held for sale amounted to $83.4 million.

The growth and composition of the Corporation’s consolidated average deposits for the current year and prior two years are reflected below ($ in millions):

				Percent Growth
	2007	2006	2005	2007 vs 2006	2006 vs 2005
Bank issued deposits:
Noninterest bearing:
Commercial	$3,915.8	$3,850.8	$3,510.7	1.7%	9.7%
Personal	963.5	961.3	940.8	0.2	2.2
Other	590.5	548.9	521.4	7.6	5.3

Total noninterest bearing	5,469.8	5,361.0	4,972.9	2.0	7.8
Interest bearing:
Activity accounts:
Savings and NOW	2,905.0	3,031.5	3,096.2	(4.2)	(2.1)
Money market	8,674.3	7,482.5	5,980.1	15.9	25.1
Foreign activity	1,910.8	1,413.7	1,339.2	35.2	5.6

Total activity accounts	13,490.1	11,927.7	10,415.5	13.1	14.5
Time deposits:
Other CDs and time	4,734.0	4,496.8	3,048.1	5.3	47.5
CDs $100,000 and over	3,821.4	3,095.2	1,549.2	23.5	99.8

Total time deposits	8,555.4	7,592.0	4,597.3	12.7	65.1

Total interest bearing	22,045.5	19,519.7	15,012.8	12.9	30.0

Total bank issued deposits	27,515.3	24,880.7	19,985.7	10.6	24.5
Wholesale deposits:
Money market	1,798.8	814.7	1,073.1	120.8	(24.1)
Brokered CDs	3,737.4	5,011.1	4,641.1	(25.4)	8.0
Foreign time	1,017.4	1,429.9	1,006.8	(28.8)	42.0

Total wholesale deposits	6,553.6	7,255.7	6,721.0	(9.7)	8.0

Total consolidated average deposits	$34,068.9	$32,136.4	$26,706.7	6.0%	20.3%

Average total bank issued deposits increased $2.6 billion or 10.6% in 2007 compared to 2006. Excluding the effect of the banking acquisitions, average total bank issued deposit organic growth was 4.6% in 2007 compared to 2006. Approximately $1.4 billion of the growth in average total bank issued deposits was attributable to the banking acquisitions and $1.2 billion of the growth was organic. Of the $1.4 billion of average growth attributable to the banking acquisitions, $0.2 billion was attributable to average noninterest bearing deposits, $0.5 billion was attributable to average interest bearing activity deposits and $0.7 billion was attributable to average time deposits. Of the $1.2 billion of average bank issued deposit organic growth, $1.1 billion was attributable to average interest bearing activity deposits and $0.2 billion was attributable to average time deposits. Average organic noninterest bearing deposits declined $0.1 billion in 2007 compared to 2006.

Noninterest deposit balances tend to exhibit some seasonality with a trend of balances declining somewhat in the early part of the year followed by growth in balances throughout the remainder of the year. A portion of the noninterest balances, especially commercial balances, is sensitive to the interest rate environment. Larger balances tend to be maintained when overall interest rates are low and smaller balances tend to be maintained as overall interest rates increase. The Corporation has increasingly been able to competitively price deposit products which has contributed to the growth in average interest bearing bank issued deposits and average bank issued time deposits. The bank issued deposit mix continued to shift in 2007. In their search for higher yields, both new and existing customers have been migrating their deposit balances to higher cost money market and time deposit products.

Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation’s own banking branches. The Corporation continues to make use of wholesale funding alternatives. These deposits allow the Corporation’s bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Average wholesale deposits decreased $0.7 billion in 2007 compared to 2006. Average wholesale deposits in 2007 include $0.2 billion of average wholesale deposits that were assumed in the 2007 and 2006 banking acquisitions.

Average total bank issued deposits increased $4.9 billion or 24.5% in 2006 compared to 2005. Excluding the effect of the banking acquisitions, average total bank issued deposit organic growth was 11.6% in 2006 compared to 2005. Approximately $2.3 billion of the growth in average total bank issued deposits was attributable to the banking acquisitions and $2.6 billion of the growth was organic. Of the $2.3 billion of average growth attributable to the banking acquisitions, $0.3 billion was attributable to average noninterest bearing deposits, $0.7 billion was attributable to average interest bearing activity deposits and $1.3 billion was attributable to average time deposits. Of the $2.6 billion of average bank issued deposit organic growth, $0.1 billion was attributable to average noninterest bearing deposits, $0.8 billion was attributable to average interest bearing activity deposits and $1.7 billion was attributable to average time deposits. Average wholesale deposits increased $0.5 billion in 2006 compared to 2005. Average wholesale deposits in 2006 include $0.4 billion of average wholesale deposits that were assumed in the 2006 banking acquisition.

Total borrowings increased $2.2 billion and amounted to $16.7 billion at December 31, 2007 compared to $14.5 billion at December 31, 2006. The increase was primarily attributable to short-term borrowings. The increased use of short-term borrowings reflects, in part, the widening of credit spreads and general lack of demand by investors for longer term bank debt that was prevalent during the second half of 2007. During the first quarter of 2007, the Corporation called the $200 million 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities. This transaction resulted in a loss of $9.5 million that is reported in Losses on Termination of Debt in the Consolidated Statements of Income and was primarily due to the contractual call premium paid to retire the debentures and trust preferred securities. During the third quarter of 2007, $370.0 million of floating rate Federal Home Loan Bank (“FHLB”) advances were extinguished and the pay fixed / receive floating interest rate swaps that were designated as cash flow hedges on the FHLB advances were terminated. The gain realized from these transactions was primarily due to the acceleration of the fair value adjustments for the interest rate swaps that were recorded in other comprehensive income. That gain amounted to $5.3 million and is reported in the Other line of Other Income in the Consolidated Statements of Income. Also during the third quarter of 2007, the Corporation remarketed the 3.90% STACKS of M&I Capital Trust B and issued $400.0 million of 5.626% senior notes of the Corporation that mature on August 17, 2009 in exchange for the STACKS. As a result of the illiquid market and prohibitive cost of remarketing, the $1.0 billion PURS were terminated in the fourth quarter of 2007. The loss which, was primarily the cost of purchasing the right to remarket the PURS through 2016, amounted to $74.2 million and is reported in Losses on Termination of Debt in the Consolidated Statements of Income.

The net interest margin on a fully taxable equivalent basis (“FTE”) as a percent of average earning assets was 3.14% in 2007 compared to 3.24% in 2006, a decrease of 10 basis points. The yield on average earning assets was 7.05% in 2007 compared to 6.91% in 2006, an increase of 14 basis points. The cost of interest bearing liabilities was 4.58% in 2007 compared to 4.31% in 2006, an increase of 27 basis points.

Like the industry in general, there were many factors that presented a challenge to the Corporation’s net interest margin in 2007. Some of these factors included the movement of new and existing deposits into higher yielding products, loan growth that exceeded the Corporation’s ability to generate lower cost deposits, an interest rate environment characterized by an inverted yield curve, higher credit spreads and liquidity premiums for term financing and elevated levels of nonaccrual loans. The cash received from Metavante was beneficial to net interest income and the net interest margin, although that benefit was realized for only two months in 2007. Acquisitions for cash and common share repurchases reduced net interest income and were additional sources of contraction to the net interest margin. Management continues to believe that margin contraction is more likely than margin expansion. As a result, the net interest margin FTE as a percent of average earning assets could continue to have modest downward pressure in the near term. Net interest income and the net interest margin percentage can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation’s markets, prepayment activity, future interest rate changes, levels of nonaccrual loans and various other factors.

The net interest margin FTE as a percent of average earning assets was 3.24% in 2006 compared to 3.38% in 2005, a decrease of 14 basis points. The yield on average earning assets was 6.91% in 2006 compared to 5.92% in 2005, an increase of 99 basis points. The cost of interest bearing liabilities was 4.31% in 2006 compared to 3.04% in 2005, an increase of 127 basis points.

Average Balance Sheets and Analysis of Net Interest Income

The Corporation’s consolidated average balance sheets, interest earned and interest paid, and the average interest rates earned and paid for each of the last three years are presented in the following table ($ in thousands):

	2007			2006			2005
	Average Balance	Interest Earned/ Paid	Average Yield or Cost (3)	Average Balance	Interest Earned/ Paid	Average Yield or Cost (3)	Average Balance	Interest Earned/ Paid	Average Yield or Cost (3)
Loans and leases (1)(2)	$43,650,029	$3,244,771	7.43%	$39,124,140	$2,857,956	7.30%	$31,772,680	$1,961,504	6.17%
Investment securities:
Taxable	6,208,495	311,837	4.97	5,664,199	277,938	4.82	4,845,549	214,537	4.41
Tax-exempt (1)	1,287,066	85,706	6.71	1,303,872	89,865	6.97	1,334,793	95,001	7.26
Federal funds sold and security resale agreements	204,170	10,712	5.25	227,082	11,546	5.08	153,701	5,347	3.48
Trading securities (1)	56,580	1,101	1.95	45,559	659	1.45	26,922	240	0.89
Other short-term investments	148,065	7,289	4.92	70,777	3,161	4.47	75,572	2,105	2.79
Loan to Metavante	817,885	35,969	4.40	982,000	43,163	4.40	994,055	43,652	4.39

Total interest earning assets	52,372,290	3,697,385	7.05%	47,417,629	3,284,288	6.91%	39,203,272	2,322,386	5.92%
Cash and demand deposits due from banks	1,005,362			974,120			923,387
Premises and equipment, net	458,819			415,150			330,273
Other assets	3,555,545			2,927,220			2,226,048
Allowance for loan and lease losses	(448,222)			(406,390)			(362,886)
Assets of discontinued operations	1,265,833			1,323,369			963,447

Total assets	$58,209,627			$52,651,098			$43,283,541

Interest bearing deposits:
Bank issued deposits:
Bank issued interest bearing activity deposits	$13,490,042	$478,978	3.55%	$11,927,756	$399,037	3.35%	$10,415,477	$203,565	1.95%
Bank issued time deposits	8,555,413	420,428	4.91	7,592,019	334,371	4.40	4,597,332	148,038	3.22

Total bank issued deposits	22,045,455	899,406	4.08	19,519,775	733,408	3.76	15,012,809	351,603	2.34
Wholesale deposits	6,553,668	331,846	5.06	7,255,647	349,984	4.82	6,720,964	210,949	3.14

Total interest bearing deposits	28,599,123	1,231,252	4.31	26,775,422	1,083,392	4.05	21,733,773	562,552	2.59
Short-term borrowings	4,693,890	236,671	5.04	3,637,634	186,746	5.13	2,924,834	106,220	3.63
Long-term borrowings	11,533,685	585,025	5.07	10,070,881	476,540	4.73	8,189,708	329,876	4.03

Total interest bearing liabilities	44,826,698	2,052,948	4.58%	40,483,937	1,746,678	4.31%	32,848,315	998,648	3.04%
Noninterest bearing deposits	5,469,774			5,361,014			4,972,890
Other liabilities	1,072,261			1,031,954			880,447
Liabilities of discontinued operations	160,430			173,287			224,575
Shareholders’ equity	6,680,464			5,600,906			4,357,314

Total liabilities and shareholders’ equity	$58,209,627			$52,651,098			$43,283,541

Net interest income		$1,644,437			$1,537,610			$1,323,738

Net yield on interest earning assets			3.14%			3.24%			3.38%

Notes:

(1)	Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.
(2)	Loans and leases on nonaccrual status have been included in the computation of average balances.
(3)	Based on average balances excluding fair value adjustments for available for sale securities.

Analysis of Changes in Interest Income and Interest Expense

The effects on interest income and interest expense due to volume and rate changes are outlined in the following table. Changes not due solely to either volume or rate are allocated to rate ($ in thousands):

	2007 versus 2006			2006 versus 2005
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Volume (2)	Average Rate	Increase (Decrease)	Average Volume (2)	Average Rate	Increase (Decrease)
Interest on earning assets:
Loans and leases (1)	$330,390	$56,425	$386,815	$453,585	$442,867	$896,452
Investment securities:
Taxable	24,245	9,654	33,899	39,620	23,781	63,401
Tax-exempt (1)	(784)	(3,375)	(4,159)	(1,427)	(3,709)	(5,136)
Federal funds sold and security resale agreements	(1,164)	330	(834)	2,554	3,645	6,199
Trading securities (1)	160	282	442	166	253	419
Other short-term investments	3,455	673	4,128	(134)	1,190	1,056
Loan to Metavante	(7,221)	27	(7,194)	(529)	40	(489)
Total interest income change	$339,899	$73,198	$413,097	$491,679	$470,223	$961,902
Expense on interest bearing liabilities:
Interest bearing deposits:
Bank issued deposits:
Bank issued interest bearing activity deposits	$52,337	$27,604	$79,941	$29,489	$165,983	$195,472
Bank issued time deposits	42,389	43,668	86,057	96,429	89,904	186,333
Total bank issued deposits	94,966	71,032	165,998	105,463	276,342	381,805
Wholesale deposits	(33,835)	15,697	(18,138)	16,789	122,246	139,035
Total interest bearing deposits	73,860	74,000	147,860	130,579	390,261	520,840
Short-term borrowings	54,186	(4,261)	49,925	25,875	54,651	80,526
Long-term borrowings	69,191	39,294	108,485	75,811	70,853	146,664
Total interest expense change	$187,173	$119,097	$306,270	$232,123	$515,907	$748,030

Notes:

(1)	Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.
(2)	Based on average balances excluding fair value adjustments for available for sale securities.

Summary of Loan and Lease Loss Experience and Credit Quality

The following table presents credit quality information as of and for the year ended December 31, 2007, as well as selected comparative years:

Consolidated Credit Quality Information

December 31, ($000’s)

	2007	2006	2005	2004	2003
Nonperforming Assets by Type
Loans and Leases:
Nonaccrual	$686,888	$264,890	$134,718	$127,722	$166,387
Renegotiated	224,398	125	143	236	278
Past Due 90 Days or More	13,907	2,991	5,725	4,405	6,111

Total Nonperforming Loans and Leases	925,193	268,006	140,586	132,363	172,776
Other Real Estate Owned	115,074	25,452	8,869	8,056	13,235

Total Nonperforming Assets	$1,040,267	$293,458	$149,455	$140,419	$186,011

Allowance for Loan and Lease Losses	$496,191	$420,610	$363,769	$358,110	$349,561

Consolidated Statistics
Net Charge-offs to Average Loans and Leases	0.59%	0.10%	0.12%	0.11%	0.21%
Total Nonperforming Loans and Leases to Total Loans and Leases	2.00	0.64	0.41	0.45	0.69
Total Nonperforming Assets to Total Loans and Leases and Other Real Estate Owned	2.24	0.70	0.44	0.48	0.74
Allowance for Loan and Lease Losses to Total Loans and Leases	1.07	1.00	1.06	1.21	1.39
Allowance for Loan and Lease Losses to Nonperforming Loans and Leases	54	157	259	271	202

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (“OREO”). Nonperforming loans and leases consist of nonaccrual, troubled-debt restructured loans which the Corporation refers as renegotiated, and loans and leases that are delinquent 90 days or more and still accruing interest. The balance of nonperforming loans and leases are affected by acquisitions and may be subject to fluctuation based on the timing of cash collections, renegotiations and renewals.

Generally, loans that are 90 days or more past due as to interest or principal are placed on nonaccrual. Exceptions to these rules are generally only for loans fully collateralized by readily marketable securities or other relatively risk free collateral. In addition, a loan may be placed on nonaccrual when management makes a determination that the facts and circumstances warrant such classification irrespective of the current payment status.

Maintaining nonperforming assets at an acceptable level is important to the ongoing success of a financial services institution. The Corporation employs a comprehensive credit review and approval process to help ensure that the amount of nonperforming assets on a long-term basis is minimized within the overall framework of acceptable levels of credit risk. In addition to the negative impact on net interest income and credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts and the expenses of carrying OREO.

The Corporation had a significant increase in nonperforming assets and past due loans and leases in 2007 compared to 2006. The Corporation has been aggressive to isolate, identify and assess its underlying loan and lease portfolio credit quality and has developed and continues to develop strategies to reduce its loss exposure. The Corporation believes that its risk at the individual loan level remains manageable.

At December 31, 2007, nonaccrual loans amounted to $686.9 million or 1.48% of consolidated loans and leases compared to $264.9 million or 0.63% of consolidated loans and leases at December 31, 2006 and $134.7 million or 0.39% at December 31, 2005.

The following table presents the major categories of nonaccrual loans at December 31, 2007 and 2006:

Major Categories of Nonaccrual Loans and Leases

($ in millions)

	December 31, 2007				December 31, 2006
	Total Loans & Leases	Pct of Total Loans & Leases	Nonaccrual Loans & Leases	Pct of Nonaccrual Loan & Lease Type	Total Loans & Leases	Pct of Total Loans & Leases	Nonaccrual Loans & Leases	Pct of Nonaccrual Loan & Lease Type
Commercial Loans & Leases	$14,326	31.0%	$48.8	0.34%	$12,587	30.0%	$51.5	0.41%
Commercial Real Estate
Commercial Vacant Land & Construction	4,957	10.7	216.1	4.36	4,115	9.8	40.7	0.99
Other Commercial Real Estate	11,097	24.0	84.1	0.76	10,236	24.4	53.1	0.52

Total Commercial Real Estate	16,054	34.7	300.2	1.87	14,351	34.2	93.8	0.65

Residential Real Estate
1-4 Family	4,593	9.9	59.6	1.30	4,000	9.5	22.7	0.57
Residential Construction—Retail	1,041	2.2	10.5	1.01	956	2.3	3.0	0.31
Residential Vacant Land & Construction—Developer	4,111	8.9	223.1	5.43	4,075	9.7	42.4	1.04

Total Residential Real Estate	9,745	21.0	293.2	3.01	9,031	21.5	68.1	0.75

Consumer Loans & Leases
Home Equity Loans & Lines of Credit	4,413	9.5	41.6	0.94	4,342	10.4	49.6	1.14
Personal Loans & Leases	1,758	3.8	3.1	0.18	1,624	3.9	1.9	0.11

Total Consumer Loans & Leases	6,171	13.3	44.7	0.72	5,966	14.3	51.5	0.86

Total Loans & Leases	$46,296	100.0%	$686.9	1.48%	$41,935	100.0%	$264.9	0.63%

The following table presents a geographical summary of nonaccrual loans at December 31, 2007:

Geographical Summary of Nonperforming Loans & Leases

($ in millions)

	December 31, 2007
	Total Loans & Leases	Pct of Total Loans & Leases	Nonaccrual Loans & Leases	Pct Nonaccrual of Total Loans & Leases	Nonaccrual Construction & Development Pct of Total Nonaccrual Loans & Leases

Wisconsin	$17,375	37.5%	$92.7	0.53%	12.5%
Arizona	7,706	16.7	181.6	2.36	74.9
Minnesota	4,965	10.7	48.9	0.98	44.7
Missouri	3,158	6.8	29.7	0.94	37.1
Florida	2,884	6.2	196.7	6.82	86.4
Kansas & Oklahoma	1,303	2.8	31.0	2.38	60.8
Others	8,905	19.3	106.3	1.19	65.7

Total Loans & Leases	$46,296	100.0%	$686.9	1.48%	63.9%

Nonaccrual real estate loans, other than home equity loans and lines of credit, exhibited the largest increase in 2007 compared to 2006. Those increases reflect the effects of the deterioration in the national residential real estate markets. This housing-related stress exists in all of the Corporation’s markets and includes both core and acquired loans. More specifically, the Corporation’s construction and development real estate loans exhibited the most dramatic increase in stress and impairment especially in the west coast of Florida and Arizona. Nonaccrual construction and development loans represented 63.9% of total nonaccrual loans and leases at December 31, 2007. Approximately $260.0 million or 37.9% of the Corporation’s nonaccrual loans were less than 90 days past due at December 31, 2007.

The amount of nonaccrual commercial and consumer loans and leases decreased in 2007 compared to 2006. In addition, nonaccrual commercial and consumer loans and leases as a percent of total commercial and consumer loans and leases outstanding at December 31, 2007 showed improvement. Included in nonaccrual commercial loans and leases was approximately $5.0 million in nonaccrual loan balances associated with Franklin Credit Management Corp. (“Franklin”) and its subsidiaries that is discussed in more detail below.

Renegotiated loans amounted to $224.4 million at December 31, 2007 compared to $0.1 million at December 31, 2006. The entire increase in renegotiated loans relates to participations in commercial loans to Franklin and its subsidiaries. The original loans were used to acquire impaired first and second lien mortgage loans at discounts from other mortgage originators and to provide funding to a subsidiary of Franklin that originates sub-prime first mortgage loans. A forbearance agreement was executed between Franklin and its lenders providing for the forgiveness of certain debt owed by Franklin and the restructuring of the remaining debt. The Corporation’s total charge-off relating to Franklin amounted to $48 million including $19.7 million which was the Corporation’s pro rata share of the debt forgiven. At December 31, 2007, the Corporation’s total exposure to Franklin was approximately $229 million of which $224 million is classified as renegotiated and approximately $5 million, as previously discussed, is classified as nonaccrual. Franklin continued to be in compliance with the restructured terms and has reduced its loan balances by $15.0 million as of February 20, 2008. The Corporation anticipates the renegotiated portion of this credit relationship will be reclassified to performing next quarter.

Loans 90 days past due and still accruing amounted to $13.9 million at December 31, 2007 compared to $3.0 million at December 31, 2006 and $5.7 million at December 31, 2005. The increase in 2007 compared to 2006 was primarily associated with consumer loans and was driven by increases in home equity lines of credit and credit card loans.

Delinquency can be an indicator of potential problem loans and leases. At December 31, 2007, loans and leases past due 60-89 days and still accruing interest amounted to $183.5 million or 0.40% of total loans and leases outstanding compared to $89.1 million or 0.21% of total loans and leases outstanding at December 31, 2006, an increase of $94.4 million. Approximately $33.7 million or 35.7% of the increase relates to construction and land development loans, $28.0 million or 29.6% of the increase relates to other real estate-related loans and $31.8 million or 33.7% of the increase is related to commercial loans. Loans and leases past due 60-89 days and still accruing interest amounted to $33.0 million or 0.10% of total loans and leases outstanding at December 31, 2005.

In addition to its nonperforming loans and leases, the Corporation has loans and leases for which payments are presently current, but which management believes could possibly be classified as nonperforming in the near future. These loans are subject to constant management attention and their classification is reviewed on an ongoing basis. At December 31, 2007, such loans amounted to $469.2 million or 1.01% of total loans and leases outstanding compared to $109.1 million or 0.26% of total loans and leases outstanding at December 31, 2006 and $61.3 million or 0.18% of total loans and leases outstanding at December 31, 2005.

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $115.1 million, $25.5 million and $8.9 million at December 31, 2007, 2006 and 2005, respectively. Over half of the increase in OREO in 2007 compared to 2006 was attributable to construction and land development properties acquired in partial or total satisfaction of problem loans. At December 31, 2007 the composition of OREO was $65.9 million in construction and land development properties, $26.6 million in 1-4 family residential real estate properties and $22.6 million in commercial real estate properties. At December 31, 2007, the largest single exposure to an OREO property was less than $10 million. As a result of the soft real estate market and the increased possibility of foreclosures due to the elevated levels of nonperforming loans, management expects that OREO will continue to increase in 2008.

The following table presents the reconciliation of the consolidated allowance for loan and lease losses for the year ended December 31, 2007, as well as selected comparative years:

Reconciliation of Consolidated Allowance for Loan and Lease Losses ($000’s)

	2007	2006	2005	2004	2003
Allowance for Loan and Lease Losses at Beginning of Year	$420,610	$363,769	$358,110	$349,561	$338,409
Provision for Loan and Lease Losses	319,760	50,551	44,795	37,963	62,993
Allowance of Banks and Loans Acquired	11,713	45,258	—	27	—
Loans and Leases Charged-off:
Commercial	85,802	16,280	21,540	16,775	17,689
Real Estate—Construction and Development	130,272	10,862	68	33	57
Real Estate—Mortgage	33,660	11,878	21,147	13,259	15,192
Personal	19,724	14,547	15,580	12,821	12,100
Leases	1,887	1,863	1,189	7,967	24,625

Total Charge-offs	271,345	55,430	59,524	50,855	69,663
Recoveries on Loans and Leases:
Commercial	6,714	6,910	11,758	12,631	8,736
Real Estate—Construction and Development	912	82	1	2	88
Real Estate—Mortgage	1,964	2,603	2,741	3,887	4,278
Personal	3,946	4,247	3,069	3,327	3,058
Leases	1,917	2,620	2,819	1,567	1,662

Total Recoveries	15,453	16,462	20,388	21,414	17,822

Net Loans and Leases Charged-off	255,892	38,968	39,136	29,441	51,841

Allowance for Loan and Lease Losses at End of Year	$496,191	$420,610	$363,769	$358,110	$349,561

Net charge-offs amounted to $255.9 million or 0.59% of average loans and leases in 2007 compared to $39.0 million or 0.10% of average loans and leases in 2006 and $39.1 million or 0.12% of average loans and leases in 2005. The increase in net charge-offs in 2007 compared to prior years related primarily to the deterioration in the performance of the Corporation’s real estate loan portfolio. The Corporation’s construction and development real estate loans exhibited the most dramatic increase in impairment. In addition, loans whose performance is dependent on the housing market, such as the Franklin loan discussed above, were adversely affected by the deterioration in the national residential real estate markets.

Deteriorating conditions in the U.S. housing market became evident in the first half of 2007 and accelerated sharply in the second half of the year. Housing starts reached a 15-year low in September 2007 after being at a 33-year high in early 2006. Faced with these deteriorating conditions, some borrowers have been unable to either refinance or sell their properties and consequently have defaulted or are very close to defaulting on their loans. In a stressed housing market with increasing delinquencies and declining real estate values, such as currently exists, the adequacy of collateral securing the loan becomes a much more important factor in determining expected loan performance. The Corporation intensified its credit reviews in the current higher risk segments within its real estate portfolio. These reviews included re-assessing the timeliness and propriety of appraisals for collateral dependent loans especially in volatile real estate markets such as the west coast of Florida and Arizona. In addition, the Corporation re-evaluated the expected timing and amount of expected cash flows required to service debt under various scenarios for both nonperforming loans and performing loans that were considered to be at a higher risk of going into nonperforming status. In many cases, declining real estate values resulted in the determination that the collateral was insufficient to cover the recorded investment in the loan. For the year ended December 31, 2007, these factors resulted in the Corporation’s loan and lease portfolio experiencing significantly higher incidences of default and a significant increase in loss severity.

Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $319.8 million in 2007. By comparison, the provision for loan and lease losses amounted to $50.6 million and $44.8 million in 2006 and 2005, respectively. The provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries. The ratio of the allowance for loan and lease losses to total loans and leases was 1.07% at December 31, 2007 compared to 1.00% at December 31, 2006 and 1.06% at December 31, 2005.

The following table presents the allocation of the consolidated allowance for loan and lease losses at December 31, 2007, as well as selected comparative years:

Allocation of the Allowance for Loan and Lease Losses ($000’s)

	December 31, 2007		December 31, 2006		December 31, 2005
	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases
Balance at end of period applicable to:
Commercial, Financial & Agricultural	$205,258	29.8%	$251,475	28.7%	$222,078	28.0%
Real Estate
Residential Mortgage	46,755	30.6	20,454	31.9	12,921	34.9
Commercial Mortgage	185,601	34.7	83,510	34.2	63,813	30.5
Personal	26,889	3.3	18,434	3.5	24,153	4.7
Lease Financing	31,688	1.6	46,737	1.7	40,804	1.9

Total	$496,191	100.0%	$420,610	100.0%	$363,769	100.0%

	December 31, 2004		December 31, 2003
	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases
Balance at end of period applicable to:
Commercial, Financial & Agricultural	$244,042	28.7%	$237,510	28.2%
Real Estate
Residential Mortgage	12,311	32.6	28,369	29.9
Commercial Mortgage	49,965	31.7	37,013	32.7
Personal	14,252	5.2	18,213	6.9
Lease Financing	37,540	1.8	28,456	2.3

Total	$358,110	100.0%	$349,561	100.0%

Management expects the stresses in the national housing markets will continue in 2008. The Corporation will continue to proactively manage its problem loans and nonperforming assets and be aggressive to isolate, identify and assess its underlying loan and lease portfolio credit quality. The Corporation believes that its risk at the individual loan level remains manageable and has developed and continues to develop strategies to mitigate its loss exposure. If the real estate market does not improve or continues to deteriorate, the Corporation expects the levels of nonaccrual loans and leases and OREO will continue to increase in 2008. Construction and development loans tend to be more complex and may take more time to attain a satisfactory resolution. Depending on the facts and circumstances, acquiring real estate collateral in partial or total satisfaction of problem loans may continue to be the best course of action to take in order to mitigate the Corporation’s exposure to loss. Management expects the provision for loan and lease losses in 2008 will continue to be higher than its pre-2007 historical experience would imply and estimates that a provision for loan and lease losses in the range of $50 million to $55 million per quarter may be appropriate in 2008. As the Corporation works towards the resolution of its nonperforming loans and leases, the provision for loan and lease losses could exceed management’s expectations in any quarter or quarters in 2008. The volatility in the housing markets, general economic conditions and numerous other unknown factors at this time will ultimately determine the timing and amount of net charge-offs and provision for loan and lease losses recognized in 2008 and those amounts could be significantly different than management’s current expectations.

Other Income

Total other income amounted to $729.1 million in 2007 compared to $581.7 million in 2006. As previously discussed, total other income in 2006 includes a loss of $18.4 million from applying fair value accounting (versus hedge accounting) to interest rate swaps associated with transactions that did not qualify for hedge accounting. Excluding that loss, total other income amounted to $600.1 million in 2006 and the increase in total other income in 2007 compared to 2006 was $129.0 million or 21.5%. Wealth management revenue was a significant contributor to the growth in other income in 2007 compared to 2006. Gains from the sale of branches and investment securities gains offset lower mortgage banking revenue in 2007 compared to 2006.

Wealth management revenue was $262.8 million in 2007 compared to $221.6 million in 2006, an increase of $41.2 million or 18.6%. Wealth management revenue attributable to the April 20, 2007 acquisition of North Star Financial Corporation and a full year of revenue attributable to the April 1, 2006 acquisition of wealth management products and services from Gold Banc Corporation, Inc. (“Gold Banc”) contributed approximately $5.0 million to the growth in wealth management revenue in 2007 compared to 2006. Continued success in the cross-selling and integrated delivery initiatives, improved investment performance and improving results in institutional sales efforts and outsourcing activities were the primary contributors to the remaining revenue growth in 2006 and 2007. Assets under management were $25.7 billion at December 31, 2007 compared to $22.5 billion at December 31, 2006, an increase of $3.2 billion or 14.2%. Assets under administration increased by $10.2 billion or 10.7% and amounted to $105.7 billion at December 31, 2007. Management expects wealth management revenue to show high single-digit to low double-digit percentage growth rates in 2008. Wealth management revenue is affected by market volatility and direction which could cause wealth management revenue growth in 2008 to differ from the revenue growth expected by management.

Service charges on deposits amounted to $120.6 million in 2007 compared to $106.7 million in 2006, an increase of $13.9 million or 13.0%. The banking acquisitions contributed $3.3 million to the growth in service charges on deposits in 2007 compared to 2006. A portion of this source of fee income is sensitive to changes in interest rates. In a declining rate environment, customers that pay for services by maintaining eligible deposit balances receive a lower earnings credit that results in higher fee income. Excluding the effect of the banking acquisitions, higher service charges on deposits associated with commercial demand deposits accounted for the majority of the increase in revenue in 2007 compared to 2006.

Total mortgage banking revenue was $34.1 million in 2007 compared with $52.4 million in 2006, a decrease of $18.3 million or 35.0%. During 2007, the Corporation sold $1.8 billion of residential mortgage and home equity loans to the secondary market. During 2006, the Corporation sold $2.3 billion of loans to the secondary market. The retained interests in the form of mortgage servicing rights in 2007 and 2006 were not material and at December 31, 2007, the carrying value of mortgage servicing rights was insignificant.

Net investment securities gains amounted to $34.8 million in 2007 compared to $9.7 million in 2006. Net gains associated with the Corporation’s Capital Markets Group investments amounted to $7.6 million in 2007 compared to $4.6 million in 2006. During 2007, the Corporation sold its investment in MasterCard Class B common shares at a gain of $19.0 million and sold other equity securities at a gain of $7.2 million. The Corporation sold these equity securities in order to monetize the significant appreciation in market price of the securities over the period in which they were held. During 2007, the Corporation also sold $672.9 million of government agency investment securities designated as available for sale at a gain of $4.3 million. No individual available for sale investment security sold was temporarily impaired at the time of sale. Other than temporary impairment on the residual interests held in the form of interest-only strips associated with the Corporation’s auto securitization activities resulted in a loss of $1.9 million in 2007.

Life insurance revenue amounted to $37.7 million in 2007 compared to $29.1 million in 2006, an increase of $8.6 million or 29.6%. During 2007, the Corporation purchased $286.6 million of additional bank-owned life insurance. That purchase along with bank-owned life insurance acquired in the banking acquisitions were the primary contributors to the increase in life insurance revenue in 2007 compared to 2006.

Other noninterest income amounted to $239.0 million in 2007 compared to $180.7 million in 2006, an increase of $58.3 million or 32.3%. During 2007, the Corporation sold its three branches in the Tulsa, Oklahoma market at a gain of $29.0 million. As previously discussed, during 2007 $370.0 million of floating rate FHLB advances were extinguished and the pay fixed / receive floating interest rate swaps that were designated as cash flow hedges on the

FHLB advances were terminated. The gain realized from these transactions was primarily due to the acceleration of the fair value adjustments for the interest rate swaps that were recorded in other comprehensive income and amounted to $5.3 million. The banking acquisitions contributed approximately $2.1 million to the year-over-year growth in other noninterest income. Card-related fees (credit, debit, ATM and stored value) increased $8.2 million in 2007 compared to 2006. Trading and investment commissions and fees increased other noninterest income by $11.0 million in 2007 compared to 2006.

Total other income amounted to $581.7 million in 2006 compared to $573.6 million in 2005, an increase of $8.1 million or 1.4%. As previously discussed, total other income in 2006 included a loss of $18.4 million from applying fair value accounting (versus hedge accounting) to interest rate swaps associated with transactions that did not qualify for hedge accounting. Excluding that loss, total other income amounted to $600.1 million in 2006 compared to $573.6 million in 2005, an increase of $26.5 million or 4.6%. Wealth management revenue was the primary contributor to the growth in other income in 2006 compared to 2005. That growth was offset by lower investment securities gains in 2006 compared to the prior year.

Wealth management revenue was $221.6 million in 2006 compared to $191.7 million in 2005, an increase of $29.9 million or 15.6%. Wealth management revenue attributable to the previously reported January 3, 2006 acquisition of certain assets of FirstTrust Indiana and the acquisition of wealth management products and services from Gold Banc amounted to $3.8 million and $3.7 million, respectively. Continued success in the cross-selling and integrated delivery initiatives, improved investment performance and improving results in institutional sales efforts and outsourcing activities were the primary contributors to the remaining revenue growth over the respective year. Assets under management were $22.5 billion at December 31, 2006 compared to $18.9 billion at December 31, 2005, an increase of $3.6 billion or 19.2%. Assets under administration increased by $12.7 billion or 15.3% and amounted to $95.5 billion at December 31, 2006.

Service charges on deposits amounted to $106.7 million in 2006 compared to $101.9 million in 2005, an increase of $4.8 million or 4.7%. The banking acquisitions contributed $6.4 million of service charges on deposits in 2006. A portion of this source of fee income is sensitive to changes in interest rates. In a rising rate environment, customers that pay for services by maintaining eligible deposit balances receive a higher earnings credit that results in lower fee income. Excluding the effect of the banking acquisitions, lower service charges on deposits associated with commercial demand deposits accounted for the majority of the decline in revenue in 2006 compared to 2005.

Total mortgage banking revenue was $52.4 million in 2006 compared with $50.5 million in 2005, an increase of $1.9 million or 3.8%. During 2006, the Corporation sold $2.3 billion of residential mortgage and home equity loans to the secondary market. During 2005, the Corporation sold $2.4 billion of loans to the secondary market. The retained interests in the form of mortgage servicing rights in 2006 and 2005 were not material and at December 31, 2006, the carrying value of mortgage servicing rights was insignificant.

Net investment securities gains amounted to $9.7 million in 2006 compared to $45.5 million in 2005. Net gains associated with the Corporation’s Capital Markets Group investments amounted to $4.6 million in 2006 compared to $32.3 million in 2005. During 2005, the Corporation realized a gain of $6.6 million due to the sale of an equity investment in a cash tender offer. In addition, during 2005, the Corporation’s banking segment’s investment in certain membership interests of PULSE was liquidated due to a change in control. The cash received resulted in a gain of $5.6 million.

As previously discussed, net derivative losses—discontinued hedges that amounted to $18.4 million in 2006, represent the mark-to-market adjustments associated with certain interest rate swaps. Based on expanded interpretations of the accounting standard for derivatives and hedge accounting, specifically hedge designation under the “matched-terms” method, it was determined that certain transactions did not qualify for hedge accounting. As a result, any fluctuation in the fair value of the interest rate swaps was recorded in earnings with no corresponding offset to the hedged items or accumulated other comprehensive income. The affected interest rate swaps were terminated in 2006 in order to avoid future earnings volatility due to mark-to-market accounting. Management believes the changes in earnings based on market volatility are not reflective of the core performance trends of the Corporation.

Other noninterest income amounted to $180.7 million in 2006 compared to $156.9 million in 2005, an increase of $23.8 million or 15.2%. The banking acquisitions contributed approximately $1.2 million to the year-over-year growth in other noninterest income. Card-related fees (credit, debit, ATM and stored value) increased $10.5 million in 2006 compared to 2005. Trading and investment commissions and fees and lower auto securitization losses increased other noninterest income by $9.9 million in 2006 compared to 2005. Other noninterest income in 2005 includes gains from the sale of certain trust custody businesses and gains from branch divestitures that aggregated $5.1 million.

Other Expense

Total other expense amounted to $1,314.9 million in 2007 compared to $1,083.5 million in 2006, an increase of $231.4 million or 21.4%. Total other expense in 2007 includes losses on debt terminations of $83.7 million, charitable contribution expense of $25.0 million and loss accruals associated with the Visa litigation of $25.8 million. These items accounted for $134.5 million of the expense growth in 2007 compared to 2006.

The banking and wealth management acquisitions (the “Acquisitions”) impacted the year-to-year comparability of operating expenses in 2007 compared to 2006. Approximately $38.3 million of the 2007 versus 2006 operating expense growth was attributable to the Acquisitions. As all of the Acquisitions were accounted for using the purchase method of accounting, the operating expenses of the acquired entities are included in the consolidated operating expenses from the dates the Acquisitions were completed. Operating expenses associated with Acquisitions completed in 2006 are reflected for the full year in 2007 as opposed to a partial year in 2006. Acquisitions completed in 2007 directly affect the current year but have no impact on the prior year.

The Corporation estimates that its expense growth in 2007 compared to 2006, excluding the effect of the Acquisitions, losses on debt terminations, the charitable contribution and Visa litigation matters was approximately $58.6 million or 5.7%.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by dividing total other expense by the sum of total other income (including Capital Markets Group-related investment gains but excluding other securities gains and losses and excluding derivative losses-discontinued hedges) and net interest income FTE. The Corporation’s efficiency ratios for the years ended December 31, 2007, 2006, and 2005 were:

Efficiency Ratios	2007	2006	2005
Consolidated Corporation	56.0%	50.8%	50.7%

The Corporation’s 2007 efficiency ratio statistic was adversely impacted by the losses on debt terminations, charitable contribution expense and loss accruals associated with the Visa litigation. Conversely, the Corporation’s 2007 efficiency ratio statistic was positively impacted by the divestiture of three branches in the Tulsa, Oklahoma market that were sold at a gain of $29.0 million. Excluding these items, the Corporation estimates that its pro forma efficiency ratio statistic for 2007 was approximately 50.9%. In addition to integrating the acquisition of First Indiana Corporation, the Corporation anticipates that it will continue updating many of its internal systems, expects to continue its de novo branch expansion in higher growth markets and may experience increased operating costs due to the expense associated with nonperforming assets in 2008. Management expects the efficiency ratio statistic will be in the range of 51.0% to 53.0% in 2008.

Salaries and employee benefits expense amounted to $659.9 million in 2007 compared to $613.4 million in 2006, an increase of $46.5 million or 7.6%. Salaries and benefits expense related to the Acquisitions contributed approximately $25.7 million to the expense growth in 2007 compared to 2006.

Net occupancy and equipment expense amounted to $112.0 million in 2007 compared to $104.0 million in 2006, an increase of $8.0 million. Net occupancy and equipment expense related to the Acquisitions contributed approximately $4.1 million to the expense growth in 2007 compared to 2006.

Software and processing expenses amounted to $156.2 million in 2007 compared to $142.3 million in 2006, an increase of $13.9 million or 9.8%. Increased volumes of processing associated with the Acquisitions along with increased expense associated with new and enhanced commercial and consumer internet banking and deposit system applications as well as other technology enhancements and reduced useful lives associated with lockbox and image software accounted for the increase in software and processing expenses in 2007 compared to 2006. Management expects the Corporation will continue to invest and implement state-of-the-art systems and technology to meet customers’ needs, manage and measure its business risks, ensure compliance with laws and regulations and increase efficiencies.

Supplies and printing expense and shipping and handling expense amounted to $42.5 million in 2007 compared to $41.3 million in 2006, an increase of $1.2 million or 3.0%. The Acquisitions contributed approximately $0.5 million to the expense growth in 2007 compared to 2006.

Professional services fees amounted to $42.5 million in 2007 compared to $34.1 million in 2006, an increase of $8.4 million or 24.6%. The Acquisitions contributed approximately $2.3 million to the expense growth in 2007 compared to 2006. Increased legal fees associated with problem loans and increased other professional fees associated with process improvement and customer security consulting also contributed to the increase in professional services fees in 2007 compared to 2006.

Amortization of intangibles amounted to $20.6 million in 2007 compared to $18.6 million in 2006. Amortization of intangibles increased $3.2 million in 2007 compared to 2006 due to the Acquisitions. Goodwill is subject to periodic tests for impairment. The Corporation updated the analysis during 2007 and concluded that there continues to be no impairment with respect to goodwill at any reporting unit. At December 31, 2007, none of the Corporation’s other intangible assets were determined to have indefinite lives.

Losses on termination of debt amounted to $83.7 million in 2007. During 2007, the Corporation called the $200 million 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities. The loss, which was primarily due to the contractual call premium, amounted to $9.5 million. The Corporation also terminated $1,000 million PURS in 2007. The loss, which was primarily the cost of purchasing the right to remarket the PURS through 2016, amounted to $74.2 million.

Other noninterest expense amounted to $197.6 million in 2007 compared to $129.9 million in 2006, an increase of $67.7 million or 52.1%. Included in other noninterest expense in 2007 was the $25.0 million charitable contribution and the Visa loss accrual in the amount of $25.8 million, as previously discussed. Excluding those items, other noninterest expense amounted to $146.8 million in 2007 compared to $129.9 million in 2006, an increase of $16.9 million or 13.0%. Expenses associated with other real estate owned increased $4.6 million in 2007 compared to 2006. The Acquisitions contributed approximately $5.9 million to the growth in other noninterest expense in 2007 compared to 2006.

The Visa litigation is discussed in Note 25 of the Notes to Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

Total other expense amounted to $1,083.5 million in 2006 compared to $954.4 million in 2005, an increase of $129.1 million or 13.5%.

The Acquisitions impacted the year-to-year comparability of operating expenses in 2006 compared to 2005. Approximately $73.8 million of the 2006 operating expense growth compared to 2005 was attributable to the Acquisitions.

The Corporation estimates that its expense growth in 2006 compared to 2005, excluding the effect of the Acquisitions was approximately $55.3 million or 5.8%.

Salaries and employee benefits expense amounted to $613.4 million in 2006 compared to $549.9 million in 2005, an increase of $63.5 million or 11.6%. Salaries and benefits expense related to the Acquisitions contributed approximately $34.6 million to the expense growth in 2006 compared to 2005.

Net occupancy and equipment expense amounted to $104.0 million in 2006 compared to $85.3 million in 2005, an increase of $18.7 million or 22.0%. Net occupancy and equipment expense related to the Acquisitions contributed approximately $10.3 million to the expense growth in 2006 compared to 2005.

Software and processing expenses amounted to $142.3 million in 2006 compared to $114.4 million in 2005, an increase of $27.9 million or 24.4%. In addition to the expense increase due to the increase in volumes of processing associated with the Acquisitions, other software and processing expenses directly related to the Acquisitions contributed approximately $9.0 million to the expense growth in 2006 compared to 2005. Increased expense associated with the development of new commercial internet banking applications as well as other technology enhancements and services accounted for the increase in software and processing expenses in 2006 compared to 2005.

Supplies and printing expense, professional services expense and shipping and handling expense amounted to $75.4 million in 2006 compared to $68.5 million in 2005, an increase of $6.9 million or 10.0%. The Acquisitions contributed approximately $3.8 million to the expense growth in 2006 compared to 2005.

Amortization of intangibles amounted to $18.6 million in 2006 compared to $13.1 million in 2005. Amortization of intangibles increased $8.0 million in 2006 compared to 2005 due to the Acquisitions.

The Acquisitions contributed the majority of the increase in other noninterest expense which amounted to $129.9 million in 2006 compared to $123.3 million in 2005, an increase of $6.6 million or 5.3%.

Income Tax Provision

The provision for income taxes was $213.6 million in 2007, $307.4 million in 2006, and $278.1 million in 2005. The effective tax rate in 2007 was 30.1% compared to 32.2% in both 2006 and 2005, respectively. The lower effective tax rate in 2007 reflects, in part, the effect of the increase in tax-exempt income, primarily life insurance revenue, as previously discussed and increased tax benefits from programs and activities that are eligible for federal income tax credits. Some of these programs and activities provide annual tax benefits in the form of federal income tax credits in future periods as long as the programs and activities continue to qualify under the federal tax regulations.

Liquidity and Capital Resources

Shareholders’ equity was $7.0 billion or 11.8% of total consolidated assets at December 31, 2007, compared to $6.2 billion or 10.9% of total consolidated assets at December 31, 2006.

In the second quarter of 2007, the Corporation’s Board of Directors authorized an increase in the quarterly cash dividend paid on the Corporation’s common stock, from $0.27 per share to $0.31 per share, or 14.8%.

Shareholders’ equity at December 31, 2007 includes the effect of certain common stock issuances during the current year. In 2007, the Corporation issued 403,508 shares of its common stock valued at $19.2 million to fund its 2006 obligations under its retirement and employee stock ownership plans. During 2007, the Corporation issued 4,410,647 shares of its common stock and exchanged fully vested stock options to purchase its common stock with a total value of $219.6 million in connection with the Corporation’s acquisition of United Heritage Bankshares of Florida, Inc. (“United Heritage”). Also during 2007, the Corporation issued 441,252 shares of its common stock with a total value of $21.0 million in connection with the Corporation’s acquisition of North Star Financial Corporation. During 2007, the Corporation remarketed the 3.90% STACKS of M&I Capital Trust B that were originally issued in 2004 as components of the Corporation’s 6.50% Common SPACES. In connection with the remarketing, the annual interest rate on the remarketed STACKS was reset at 5.626%, M&I Capital Trust B was liquidated and the Corporation issued $400 million of 5.626% senior notes that mature on August 17, 2009 in exchange for the outstanding STACKS. Each Common SPACES also included a stock purchase contract requiring the holder to purchase, in accordance with a settlement rate formula, shares of the Corporation’s common stock. The Corporation issued 9,226,951 shares of its common stock in settlement of the stock purchase contracts in exchange for $400 million in cash.

The Corporation has a Stock Repurchase Program under which up to 12 million shares of the Corporation’s common stock can be repurchased annually. During 2007, the Corporation completed three accelerated repurchase transactions as well as open market repurchase transactions under its authorized Stock Repurchase Program. In the aggregate, the Corporation acquired 10,765,889 shares of its common stock in these transactions. Total consideration in these transactions amounted to $437.1 million and consisted of cash of $434.5 million and common treasury stock valued at $2.6 million. In connection with the initial accelerated repurchase transaction completed in 2007, the Corporation used 54,035 shares of its treasury common stock to share-settle the final settlement obligation. During 2006, the Corporation repurchased 1.0 million shares of its common stock at an aggregate cost of $41.8 million.

At December 31, 2007, the net loss in accumulated other comprehensive income amounted to $53.7 million which represents a negative change in accumulated other comprehensive income of $36.2 million since December 31, 2006. Net accumulated other comprehensive income associated with available for sale investment securities was a net loss of $10.3 million at December 31, 2007, compared to a net loss of $22.0 million at December 31, 2006, resulting in a net gain of $11.7 million over the twelve month period. The unrealized loss associated with the change in fair value of the Corporation’s derivative financial instruments designated as cash flow hedges increased $46.5 million since December 31, 2006, resulting in a net decrease in shareholders’ equity. The accumulated other comprehensive income which represents the amount required to adjust the Corporation’s postretirement health benefit liability to its funded status amounted to an unrealized gain of $3.5 million as of December 31, 2007.

Federal and state banking laws place certain restrictions on the amount of dividends and loans which a bank may make to its parent company. Such restrictions have not had, and are not expected to have, any material effect on the Corporation’s ability to meet its cash obligations.

The Corporation manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation’s own cash requirements are met. The Corporation maintains liquidity by obtaining funds from several sources.

The Corporation’s most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $7.4 billion at December 31, 2007, represent a highly accessible source of liquidity. The Corporation’s portfolio of held-to-maturity investment securities, which totaled $0.4 billion at December 31, 2007, provides liquidity from maturities and interest payments. The Corporation’s loans held for sale provide additional liquidity. At December 31, 2007 these loans represent recently funded loans that are prepared for delivery to investors, which generally occurs within thirty to ninety days after the loan has been funded.

Depositors within M&I’s defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $21.8 billion in 2007. The Corporation’s banking affiliates may also access the Federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances.

The Corporation’s banking affiliates may use wholesale deposits, which include foreign (Eurodollar) deposits. Wholesale deposits, which averaged $6.6 billion in 2007, are funds in the form of deposits generated through distribution channels other than the Corporation’s own banking branches. These deposits allow the Corporation’s banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility not to pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels.

The Corporation may use certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These facilities provide access to funding sources substantially separate from the general credit risk of the Corporation and its subsidiaries.

The Corporation’s lead bank, M&I Marshall & Ilsley Bank (“M&I Bank”), has implemented a global bank note program that permits it to issue up and sell up to a maximum of US$13.0 billion aggregate principal amount (or the equivalent thereof in other currencies) at any one time outstanding of its senior global bank notes with maturities of seven days or more from their respective date of issue and subordinated global bank notes with maturities more than five years from their respective date of issue. The notes may be fixed rate or floating rate and the exact terms will be specified in the applicable Pricing Supplement or the applicable Program Supplement. This program is intended to enhance liquidity by enabling M&I Bank to sell its debt instruments in global markets in the future without the delays that would otherwise be incurred. At December 31, 2007, approximately $10.3 billion of new debt could be issued under M&I Bank’s global bank note program.

Bank notes outstanding at December 31, 2007, amounted to $5.6 billion of which $1.9 billion is subordinated. A portion of the subordinated bank notes qualifies as supplementary capital for regulatory capital purposes.

The national capital markets represent a further source of liquidity to the Corporation.

As a result of the Separation, on November 1, 2007, Marshall & Ilsley Corporation (Accounting Predecessor to New Marshall & Ilsley Corporation) became M&I LLC and amounts remaining under the existing shelf registration statements were deregistered. There will be no further issuances of debt by M&I LLC.

On November 6, 2007, New Marshall & Ilsley Corporation filed a shelf registration statement pursuant to which the Corporation is authorized to raise up to $1.9 billion through sales of corporate debt and/or equity securities with a relatively short lead time. In addition, the Corporation has a commercial paper program. At December 31, 2007, commercial paper outstanding amounted to $0.8 billion of which $0.2 billion represents commercial paper obligations of M&I LLC.

The market impact of the deterioration in the national residential real estate markets which includes the sub-prime mortgage crisis has been substantial. These events have resulted in a decline in market confidence and a subsequent strain on liquidity. However, the Separation provided the Corporation with over two billion dollars in cash and significantly increased its regulatory and tangible capital levels. Management expects that it will continue to make use of a wide variety of funding sources, including those that have not shown the levels of stress demonstrated in some of the national capital markets. Notwithstanding the current national capital market impact on the cost and availability of liquidity, management believes that it has adequate liquidity to ensure that funds are available to the Corporation and each of its banks to satisfy their cash flow requirements. If capital markets deteriorate more than management currently expects, the Corporation could experience further stress on its liquidity position and ability to increase assets.

Contractual Obligations

The following table summarizes the Corporation’s more significant contractual obligations at December 31, 2007. Excluded from the following table are a number of obligations to be settled in cash. These items are reflected in the Corporation’s consolidated balance sheet and include deposits with no stated maturity, trade payables, accrued interest payable and derivative payables that do not require physical delivery of the underlying instrument.

Contractual Obligations	Note Ref	Payments Due by Period ($ in millions)
		Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Certificate of Deposit and Other Time Deposit Obligations	(1)	$15,095.6	$11,811.3	$1,175.7	$980.1	$1,128.5
Short-term Debt Obligations	(2)	6,811.0	6,811.0	—	—	—
Long-term Debt Obligations	(3)	11,739.3	2,111.1	3,923.1	3,680.4	2,024.7
Minimum Operating Lease Obligations		203.4	27.0	50.3	38.0	88.1
Obligations to Purchase Foreign Currencies	(4)	479.3	479.3	—	—	—
Purchase Obligations—Facilities (Additions, Repairs and Maintenance)		29.2	29.1	0.1	—	—
Purchase Obligations—Technology		49.1	11.6	16.6	11.9	9.0
Purchase Obligations—Other		0.7	0.6	0.1	—	—
Other Obligations:
Unfunded Investment Obligations	(5)	26.3	16.5	8.2	1.1	0.5
Defined Contribution Pension Obligations	(6)	44.0	44.0	—	—	—
Health and Welfare Benefits	(7)	—	—	—	—	—

Total		$34,477.9	$21,341.5	$5,174.1	$4,711.5	$3,250.8

Notes:

In the banking industry, interest-bearing obligations are principally utilized to fund interest-bearing assets. As such, interest charges on certificate of deposit and other time deposit obligations and short-term debt obligations were excluded from amounts reported, as the potential cash outflows would have corresponding cash inflows from interest-bearing assets. The same, although to a lesser extent, is the case with respect to interest charges on long-term debt obligations. As long-term debt obligations may be used for purposes other than to fund interest-bearing assets, an estimate of interest charges is included in the amounts reported.

As of December 31, 2007, the Corporation has unrecognized tax benefits that if recognized, would impact the annual effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the Contractual Obligations table. See Note 17 in Notes to Consolidated Financial Statements for further information regarding the Corporation’s income taxes.

(1)	Certain retail certificates of deposit and other time deposits give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal. Brokered certificates of deposits may be redeemed early upon the death or adjudication of incompetence of the holder.
(2)	See Note 14 in Notes to Consolidated Financial Statements for a description of the Corporation’s various short-term borrowings. Many short-term borrowings such as Federal funds purchased and security repurchase agreements and commercial paper are expected to be reissued and, therefore, do not necessarily represent an immediate need for cash.
(3)	See Note 15 in Notes to Consolidated Financial Statements for a description of the Corporation’s various long-term borrowings. The amounts shown in the table include interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon rates in effect at December 31, 2007. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
(4)	See Note 21 in Notes to Consolidated Financial Statements for a description of the Corporation’s foreign exchange activities. The Corporation generally matches commitments to deliver foreign currencies with obligations to purchase foreign currencies which minimizes the immediate need for cash.
(5)	The Corporation also has unfunded obligations for certain investments in investment funds. Under the obligations for certain investments in investment funds the Corporation could be required to invest an additional $45.6 million if the investment funds identify and commit to invest in additional qualifying investments. The investment funds have limited lives and defined periods for investing in new qualifying investments or providing additional funds to existing investments. As a result, the timing and amount of the funding requirements for these obligations are uncertain and could expire with no additional funding requirements.
(6)	See Note 19 in Notes to Consolidated Financial Statements for a description of the Corporation’s defined contribution program. The amount shown represents the unfunded contribution for the year ended December 31, 2007.
(7)	The health and welfare benefit plans are periodically funded throughout each plan year with participant contributions and the Corporation’s portion of benefits expected to be paid.

The Corporation has generally financed its growth through the retention of earnings and the issuance of debt. It is expected that future growth can be financed through internal earnings retention, additional debt offerings, or the issuance of additional common or preferred stock or other capital instruments.

OFF-BALANCE SHEET ARRANGEMENTS

The term off-balance sheet arrangement describes the means through which companies typically structure off-balance sheet transactions or otherwise incur risks of loss that are not fully transparent to investors or other users of financial information. For example, in many cases, in order to facilitate transfer of assets or otherwise finance the activities of an unconsolidated entity, a company may be required to provide financial support designed to reduce the risks to the entity or other third parties. That financial support may take many different forms such as financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose the company to continuing risks or contingent liabilities regardless of whether or not they are recorded on the balance sheet.

Certain guarantees may be a source of potential risk to future liquidity, capital resources and results of operations. Guarantees may be in the form of contracts that contingently require the guarantor to make payments to the guaranteed party based on: (1) changes in an underlying instrument or variable such as a financial standby letter of credit; (2) failure to perform under an obligating agreement such as a performance standby letter of credit; and (3) indemnification agreements that require the indemnifying party to make payments to the indemnified party based on changes in an underlying instrument or variable that is related to an asset, a liability or an equity security of the indemnified party, such as an adverse judgment in a lawsuit. The Corporation, for a fee, regularly enters into standby letters of credit transactions and provides certain indemnifications against loss in conjunction with securities lending activities, which are described in detail in Notes 20 and 25 in Notes to Consolidated Financial Statements.

Companies may structure and facilitate off-balance sheet arrangements by retaining an interest in assets transferred to an unconsolidated entity. Such interests may be in the form of a subordinated retained interest in a pool of receivables transferred to an unconsolidated entity, cash collateral accounts, recourse obligations or other forms of credit, liquidity, or market risk support. These subordinated interests protect the senior interests in the unconsolidated entity in the event a portion of the underlying transferred assets becomes uncollectible or there are insufficient funds to repay senior interest obligations. The Corporation uses such arrangements primarily in conjunction with its indirect automobile lending activities that are described in detail in Note 10 in Notes to Consolidated Financial Statements and in the discussion of critical accounting policies that follows this discussion.

As described in Note 15 in Notes to Consolidated Financial Statements, the Corporation holds all of the common interest in certain trusts that issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures and a full guarantee issued by the Corporation. In conjunction with the banking acquisitions completed in 2007, the Corporation acquired all of the common interests in two trusts that issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures in the aggregate principal amounts of $10.0 million and $5.0 million, respectively, and full guarantees assumed by M&I LLC. In conjunction with the banking acquisitions completed in 2006, the Corporation acquired all of the common interests in four trusts that issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures in the aggregate principal amounts of $16.0 million, $30.0 million, $38.0 million and $15.0 million, respectively and full guarantees assumed by M&I LLC. The Corporation does not consolidate any of these trusts in accordance with United States generally accepted accounting principles.

At December 31, 2007, the Corporation did not hold any material variable interests in entities that provide it liquidity, market risk or credit risk support, or engage in leasing, hedging or research and development services with the Corporation. Based on the off-balance sheet arrangements with which it is presently involved, the Corporation does not believe that such off-balance sheet arrangements either have, or are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

CRITICAL ACCOUNTING POLICIES

The Corporation has established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of the Corporation’s consolidated financial statements. The significant accounting policies of the Corporation are described in the footnotes to the consolidated financial statements contained herein and updated as necessary in its Quarterly Reports on Form 10-Q. Certain accounting policies involve significant judgments and assumptions by management that may have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of the operations of the Corporation. Management continues to consider the following to be those accounting policies that require significant judgments and assumptions:

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

Specific Reserve. The Corporation’s internal risk rating system is used to identify loans and leases that meet the criteria as being “impaired” under the definition in SFAS 114. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. For impaired loans, impairment is measured using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral for collateral dependent loans and loans for which foreclosure is deemed to be probable. In general, these loans have been internally identified as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns. Subject to a minimum size, a quarterly review of these loans is performed to identify the specific reserve necessary to be allocated to each of these loans. This analysis considers expected future cash flows, the value of collateral and also other factors that may impact the borrower’s ability to make payments when due.

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

The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at December 31, 2007:

Deteriorating conditions in the U.S. housing market became evident in the first half of 2007 and accelerated sharply in the second half of the year. Housing starts reached a 15-year low in September 2007 after being at a 33-year high in early 2006. Faced with these deteriorating conditions, some borrowers have been unable to either refinance or sell their properties and consequently have defaulted or are very close to defaulting on their loans. In a stressed housing market with increasing delinquencies and declining real estate values, such as currently exists, the adequacy of collateral securing the loan becomes a much more important factor in determining expected loan performance. For the year ended December 31, 2007, these factors resulted in the Corporation’s loan and lease portfolio experiencing significantly higher incidences of default and a significant increase in loss severity. These loans are geographically dispersed and are in both the Corporation’s core and acquired loan portfolios. The Corporation has taken these exposures into consideration in determining the adequacy of its allowance for loan and leases.

At December 31, 2007, allowances for loan and lease losses continue to be carried for exposures to manufacturing, healthcare, production agriculture (including dairy and cropping operations), truck transportation, accommodation, general contracting, motor vehicle and parts dealers and construction and land development loans secured by vacant land. The majority of the commercial charge-offs incurred in recent periods were in these industry segments. While most loans in these categories are still performing, the Corporation continues to believe these sectors present a higher than normal risk due to their financial and external characteristics.

The Corporation’s primary lending areas are Wisconsin, Arizona, Minnesota, Missouri and Florida. The vast majority of the assets acquired on April 1, 2006 from Gold Banc are in entirely new markets for the Corporation. Included in these new markets is the Kansas City metropolitan area and Tampa, Sarasota and Bradenton, Florida. Each of these regions and markets has cultural and environmental factors that are unique to them. In addition, with the acquisition of United Heritage, the Orlando, Florida market is a new market for the Corporation. Nonperforming loans associated with the banking acquisitions amounted to $203.8 million or approximately 29.1% of total nonaccrual loans and loans 90 days past due and still accruing at December 31, 2007. Nonperforming loans and leases associated with the 2007 acquisitions were insignificant at December 31, 2007.

At December 31, 2007, nonaccrual loans amounted to $686.9 million or 1.48% of consolidated loans and leases compared to $264.9 million or 0.63% of consolidated loans and leases at December 31, 2006 and $134.7 million or 0.39% at December 31, 2005. Nonaccrual real estate loans, other than home equity loans and lines of credit, exhibited the largest increase in 2007 compared to 2006. Those increases reflect the effects of the deterioration in the national residential real estate markets. The Corporation’s construction and development real estate loans exhibited the most dramatic increase in stress and impairment, especially in the west coast of Florida and Arizona. Nonaccrual construction and development loans represented 63.9% of total nonaccrual loans and leases at December 31, 2007.

Net charge-offs amounted to $255.9 million or 0.59% of average loans and leases in 2007 compared to $39.0 million or 0.10% of average loans and leases in 2006 and $39.1 million or 0.12% of average loans and leases in 2005. The increase in net charge-offs in 2007 compared to prior years related primarily to the deterioration in the performance of the Corporation’s real estate loan portfolio. The Corporation’s construction and development real estate loans exhibited the most dramatic increase in impairment. In addition, loans whose performance is dependent on the housing market were adversely affected by the deterioration in the national residential real estate markets.

Based on the above loss estimates, management determined its best estimate of the required allowance for loans and leases. Management’s evaluation of the factors described above resulted in an allowance for loan and lease losses of $496.2 million or 1.07% of loans and leases outstanding at December 31, 2007. The allowance for loan and lease losses was $420.6 million or 1.00% of loans and leases outstanding at December 31, 2006. Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $319.8 million in 2007, compared to $50.6 million and $44.8 million in 2006 and 2005, respectively. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

Capitalized Software and Conversion Costs

Prior to the Separation on November 1, 2007, the Corporation considered Capitalized Software and Conversion Costs a critical accounting policy because Capitalized Software and Conversion Costs involved significant judgments and assumptions by management that may have had a material impact on the carrying value of certain assets and liabilities that were primarily attributable to Metavante. As a result of the Separation, the Corporation no longer considers Capitalized Software and Conversion Costs a significant or critical accounting policy.

Financial Asset Sales and Securitizations

The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization vehicles. These vehicles are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These financing entities are contractually limited to a narrow range of activities that facilitate the transfer of or access to various types of assets or financial instruments. In certain situations, the Corporation provides liquidity and/or loss protection agreements. In determining whether the financing entity should be consolidated, the Corporation considers whether the entity is a qualifying special-purpose entity (“QSPE”) as defined in Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. For non-consolidation, a QSPE must be demonstrably distinct, have significantly limited permitted activities, hold assets that are restricted to transferred financial assets and related assets, and can sell or dispose of non-cash financial assets only in response to specified conditions.

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

The Corporation sells financial assets in a two-step process that result in surrender of control over the assets, as evidenced by true-sale opinions from legal counsel, to unconsolidated entities that securitize the assets. The Corporation retains interests in the securitized assets in the form of interest-only strips and cash reserve accounts. Gain or loss on sale of the assets depends in part on the carrying amount assigned to the assets sold allocated between the asset sold and retained interests based on their relative fair values at the date of transfer. The value of the retained interests is based on the present value of expected cash flows estimated using management’s best estimates of the key assumptions—credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Actual results can differ from expected results.

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

Net losses associated with the retained interests, held in the form of interest-only strips amounted to $1.9 million in 2007 compared to net gains of $0.9 million in 2006 and are included in Net Investment Securities Gains in the Consolidated Statements of Income. During 2007, the Corporation realized $1.0 million in gains that were offset by impairment losses of $2.9 million. During 2006, the Corporation realized $4.0 million in gains that were offset by impairment losses of $3.1 million. The gains realized in 2007 and 2006 resulted from the excess of cash received over the carrying amount of certain interest-only strips. The impairment in 2007 and 2006 was primarily the result of the differences between the actual credit losses experienced compared to the expected credit losses used in measuring certain interest-only strips. Those impairments were deemed to be other than temporary.

The Corporation has historically sold automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which servicing responsibilities and subordinated interests are retained. There were no sales of automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit during the second half of 2007 and the Corporation does not currently intend to make any such sales in the future. The outstanding balances of automobile loans sold in these securitization transactions were $612.6 million and $948.2 million at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006 the carrying amount of retained interests amounted to $27.9 million and $34.3 million, respectively.

From time to time, the Corporation had also purchased and immediately sold certain debt securities classified as available for sale that were highly rated to a QSPE whose activities were limited to issuing highly rated asset-backed commercial paper with maturities up to 180 days that was used to finance the purchase of the debt securities.

The Corporation provided liquidity back-up in the form of liquidity purchase agreements. In addition, a subsidiary of the Corporation had entered into interest rate swaps with the QSPE designed to counteract the interest rate risk associated with third party beneficial interests and the debt securities. The beneficial interests in the form of commercial paper had been issued to parties other than the Corporation and its subsidiary or any other affiliates. The notional amounts did not exceed the amount of beneficial interests.

Throughout the third quarter of 2007, the QSPE experienced difficulty finding investors for its commercial paper. The lack of investor demand was consistent with what many smaller issuers of commercial paper in the asset-backed commercial paper market had been experiencing and appeared to be regardless of the underlying assets that served as collateral for their commercial paper outstanding. On October 31, 2007, the Corporation acquired for cash the $406.1 million of highly rated debt securities that served as collateral for the QSPE’s commercial paper outstanding in accordance with the liquidity purchase agreements. The commercial paper was retired as it matured and the QSPE was subsequently liquidated.

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

On January 1, 2007, the Corporation adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109, and there was no effect on the consolidated financial statements. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 17—Income Taxes in Notes to Consolidated Financial Statements.

The Corporation anticipates it is reasonably possible within twelve months of December 31, 2007, that unrecognized tax benefits up to approximately $40 million could be realized. The realization would principally result from settlements with taxing authorities over two issues. The first issue relates to the tax benefits associated with a

2002 stock issuance. In addition, in November 2007, the US Tax Court ruled favorably on how the TEFRA disallowance, as it pertains to tax exempt interest income, should be calculated within a consolidated group. The Corporation has a similar issue and now believes that it is reasonably possible that additional tax benefits could be recognized within the next twelve months. The Internal Revenue Service (“IRS”) has the right to appeal this decision and management expects the IRS will appeal.

New Accounting Pronouncements

A discussion of new accounting pronouncements that are applicable to the Corporation and have been or will be adopted by the Corporation is included in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Corporation faces market risk through trading and other than trading activities. While market risk that arises from trading activities in the form of foreign exchange and interest rate risk is immaterial to the Corporation, market risk from other than trading activities in the form of interest rate risk is measured and managed through a number of methods.

Interest Rate Risk

The Corporation uses financial modeling techniques to identify potential changes in income and market value under a variety of possible interest rate scenarios. Financial institutions, by their nature, bear interest rate and liquidity risk as a necessary part of the business of managing financial assets and liabilities. The Corporation has designed strategies to limit these risks within prudent parameters and identify appropriate risk/reward tradeoffs in the financial structure of the balance sheet.

The financial models identify the specific cash flows, repricing timing and embedded option characteristics of the assets and liabilities held by the Corporation. The net change in net interest income in different market rate environments is the amount of earnings at risk. The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of market value at risk. Policies are in place to assure that neither earnings nor market value at risk exceed appropriate limits. The use of a limited array of derivative financial instruments has allowed the Corporation to achieve the desired balance sheet repricing structure while simultaneously meeting the desired objectives of both its borrowing and depositing customers.

The models used include measures of the expected repricing characteristics of administered rate (NOW, savings and money market accounts) and non-rate related products (demand deposit accounts, other assets and other liabilities). These measures recognize the relative insensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experiences. In addition to contractual payment information for most other assets and liabilities, the models also include estimates of expected prepayment characteristics for those items that are likely to materially change their cash flows in different rate environments, including residential mortgage products, certain commercial and commercial real estate loans and certain mortgage-related securities. Estimates for these sensitivities are based on industry assessments and are substantially driven by the differential between the contractual coupon of the item and current market rates for similar products.

This information is incorporated into a model that allows the projection of future income levels in several different interest rate environments. Earnings at risk are calculated by modeling income in an environment where rates remain constant, and comparing this result to income in a different rate environment, and then dividing this difference by the Corporation’s budgeted operating income before taxes for the calendar year. Since future interest rate moves are difficult to predict, the following table presents two potential scenarios—a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of December 31, 2007:

Hypothetical Change in Interest Rates	Impact to 2008 Pretax Income
100 basis point gradual rise in rates	0.6%
100 basis point gradual decline in rates	-1.3%

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

Equity Risk

In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones. These investments expose the Corporation to the change in equity values for the companies of the portfolio companies. However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs. At December 31, 2007, the carrying value of total active capital markets investments amounted to approximately $50.8 million.

At December 31, 2007, M&I Wealth Management administered $105.7 billion in assets and directly managed $25.7 billion in assets. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. Quantification of this exposure is difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above-stated reasons.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FOR YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Consolidated Balance Sheets

December 31 ($000’s except share data)

	2007	2006
Assets
Cash and Cash Equivalents:
Cash and Due from Banks	$1,368,919	$1,201,829
Federal Funds Sold and Security Resale Agreements	379,012	192,061
Money Market Funds	74,581	45,190

Total Cash and Cash Equivalents	1,822,512	1,439,080
Interest Bearing Deposits at Other Banks	8,309	15,757
Trading Securities, at Market Value	124,607	36,249
Investment Securities:
Available for Sale, at Market Value	7,442,889	6,909,523
Held to Maturity, Market Value $383,190 ($507,909 in 2006)	374,861	495,520

Total Investment Securities	7,817,750	7,405,043
Loan to Metavante	—	982,000
Loans Held for Sale	131,873	300,677
Loans and Leases:
Loans and Leases, Net of Unearned Income of $143,908 ($124,869 in 2006)	46,164,385	41,634,374
Allowance for Loan and Lease Losses	(496,191)	(420,610)

Net Loans and Leases	45,668,194	41,213,764
Premises and Equipment, Net	469,879	436,416
Goodwill and Other Intangibles	1,807,961	1,572,933
Accrued Interest and Other Assets	1,997,511	1,510,396
Assets of Discontinued Operations	—	1,317,942

Total Assets	$59,848,596	$56,230,257

Liabilities and Shareholders’ Equity
Deposits:
Noninterest Bearing	$6,174,281	$6,143,744
Interest Bearing	29,017,073	28,483,028

Total Deposits	35,191,354	34,626,772
Short-term Borrowings	8,476,382	6,424,735
Accrued Expenses and Other Liabilities	940,725	945,416
Long-term Borrowings	8,207,406	8,026,155
Liabilities of Discontinued Operations	—	55,808

Total Liabilities	52,815,867	50,078,886
Shareholders’ Equity:
Preferred Stock, $1.00 par value, 5,000,000 Shares Authorized	—	—
Common Stock, $1.00 par value, 700,000,000 Shares Authorized; 267,455,394 Shares Issued (261,972,424 Shares in 2006)	267,455	261,972
Additional Paid-in Capital	2,059,273	1,770,540
Retained Earnings	4,923,008	4,383,642
Accumulated Other Comprehensive Income, Net of Related Taxes	(53,707)	(17,546)
Treasury Stock, at Cost: 3,968,651 Shares (6,502,732 in 2006)	(117,941)	(205,938)
Deferred Compensation	(45,359)	(41,299)

Total Shareholders’ Equity	7,032,729	6,151,371

Total Liabilities and Shareholders’ Equity	$59,848,596	$56,230,257

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Income

Years ended December 31 ($000’s except share data)

	2007	2006	2005
Interest and Fee Income
Loans and Leases	$3,243,109	$2,856,043	$1,959,063
Investment Securities:
Taxable	311,837	277,938	214,537
Exempt from Federal Income Taxes	59,237	61,769	64,127
Trading Securities	1,012	614	229
Short-term Investments	18,001	14,707	7,452
Loan to Metavante	35,969	43,163	43,652

Total Interest and Fee Income	3,669,165	3,254,234	2,289,060

Interest Expense
Deposits	1,231,252	1,083,392	562,552
Short-term Borrowings	236,671	186,746	106,220
Long-term Borrowings	585,025	476,540	329,876

Total Interest Expense	2,052,948	1,746,678	998,648

Net Interest Income	1,616,217	1,507,556	1,290,412
Provision for Loan and Lease Losses	319,760	50,551	44,795

Net Interest Income After Provision for Loan and Lease Losses	1,296,457	1,457,005	1,245,617

Other Income
Wealth Management	262,835	221,554	191,720
Service Charges on Deposits	120,616	106,693	101,926
Gains on Sale of Mortgage Loans	28,588	47,281	47,138
Other Mortgage Banking Revenue	5,466	5,121	3,350
Net Investment Securities Gains	34,814	9,701	45,514
Life Insurance Revenue	37,744	29,134	27,079
Net Derivative Losses—Discontinued Hedges	—	(18,449)	—
Other	239,003	180,651	156,864

Total Other Income	729,066	581,686	573,591

Other Expense
Salaries and Employee Benefits	659,871	613,394	549,859
Net Occupancy	73,197	64,203	51,629
Equipment	38,780	39,778	33,625
Software Expenses	21,126	18,028	13,095
Processing Charges	135,110	124,226	101,302
Supplies and Printing	13,935	13,949	12,706
Professional Services	42,454	34,068	30,513
Shipping and Handling	28,612	27,344	25,315
Amortization of Intangibles	20,551	18,643	13,054
Losses on Termination of Debt	83,662	—	—
Other	197,645	129,909	123,327

Total Other Expense	1,314,943	1,083,542	954,425

Income Before Income Taxes	710,580	955,149	864,783
Provision for Income Taxes	213,641	307,435	278,124

Income from Continuing Operations	496,939	647,714	586,659
Income from Discontinued Operations, Net of Tax	653,997	160,124	119,531

Net Income	$1,150,936	$807,838	$706,190

Net Income Per Common Share
Basic:
Continuing Operations	$1.91	$2.60	$2.54
Discontinued Operations	2.51	0.64	0.52

Net Income	$4.42	$3.24	$3.06

Diluted:
Continuing Operations	$1.87	$2.54	$2.49
Discontinued Operations	2.47	0.63	0.50

Net Income	$4.34	$3.17	$2.99

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Years ended December 31 ($000’s)

	2007	2006	2005
Cash Flows From Operating Activities:
Net Income	$1,150,936	$807,838	$706,190
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	133,099	171,093	202,353
Provision for Loan and Lease Losses	319,760	50,551	44,795
Provision (Benefit) for Deferred Taxes	(21,818)	47,299	(15,545)
Stock–based Compensation Expense	46,923	39,775	37,243
Excess Tax Benefit from Stock-based Compensation Arrangements	(4,251)	(11,430)	(8,882)
Gains on Sales of Assets	(101,315)	(32,771)	(111,450)
Losses on Termination of Debt	83,662	—	—
Gain on Sale of Metavante	(525,576)	—	—
Proceeds from Sales of Trading Securities and Loans Held for Sale	9,509,819	12,599,298	9,180,578
Purchases of Trading Securities and Loans Held for Sale	(9,150,076)	(12,282,292)	(9,136,336)
Life Insurance Revenue	(36,731)	(27,677)	(26,038)
Change in Accrued Interest and Other Assets	(94,680)	(195,753)	(118,787)
Change in Accrued Expenses and Other Liabilities	(347,215)	(317,299)	(113,192)
Other	(9,000)	(3,736)	(4,750)

Total Adjustments	(197,399)	37,058	(70,011)

Net Cash Provided by Operating Activities	953,537	844,896	636,179

Cash Flows From Investing Activities:
Proceeds from Sales of Securities Available for Sale	883,812	609,008	104,280
Proceeds from Maturities of Securities Available for Sale	1,355,466	1,193,940	1,260,242
Proceeds from Maturities of Securities Held to Maturity	121,741	124,286	108,554
Purchases of Securities Available for Sale	(2,449,500)	(2,229,324)	(1,792,054)
Net Increase in Loans	(4,051,448)	(3,957,011)	(4,545,258)
Proceeds from Loan to Metavante	982,000	—	—
Purchases of Assets to be Leased	(327,396)	(260,939)	(281,991)
Principal Payments on Lease Receivables	345,569	234,445	226,504
Purchases of Premises and Equipment, Net	(87,646)	(104,911)	(93,624)
Acquisitions, Net of Cash and Cash Equivalents Acquired	(33,298)	(130,385)	(94,399)
Proceeds (Payments) from Branch Divestitures	80,074	(7,554)	(29,666)
Net Proceeds from the Separation	1,592,646	—	—
Purchase of Bank-owned Life Insurance	(286,629)	—	—
Other	50,495	13,301	14,276

Net Cash Used in Investing Activities	(1,824,114)	(4,515,144)	(5,123,136)

Cash Flows From Financing Activities:
Net (Decrease) Increase in Deposits	(550,558)	2,701,936	1,295,837
Proceeds from Issuance of Commercial Paper	19,190,183	5,326,917	5,310,137
Principal Payments on Commercial Paper	(18,912,746)	(5,185,918)	(5,241,685)
Net Increase (Decrease) in Other Short-term Borrowings	1,619,223	(106,539)	1,029,234
Proceeds from Issuance of Long-term Borrowings	3,220,316	2,448,752	3,279,779
Payment of Long-term Borrowings	(3,122,833)	(1,225,554)	(604,735)
Dividends Paid	(313,298)	(261,535)	(214,788)
Purchases of Common Stock	(431,150)	(41,791)	—
Proceeds from the Issuance of Common Stock	112,254	84,042	60,911
Proceeds from Issuance of Common Stock—Stock Purchase Contracts	399,989	—	—
Excess Tax Benefit from Stock-based Compensation Arrangements	4,251	11,430	8,882
Other	(7,800)	(10,585)	(10,402)

Net Cash Provided by Financing Activities	1,207,831	3,741,155	4,913,170

Net Increase in Cash and Cash Equivalents	337,254	70,907	426,213
Cash and Cash Equivalents Beginning of Year	1,485,258	1,414,351	988,138

Cash and Cash Equivalents End of Year	1,822,512	1,485,258	1,414,351
Cash and Cash Equivalents of Discontinued Operations	—	(46,178)	(44,631)

Cash and Cash Equivalents from Continuing Operations, End of Year	$1,822,512	$1,439,080	$1,369,720

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest	$2,041,724	$1,625,191	$906,308
Income Taxes	277,474	362,451	366,431

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

($000’s except share data)

	Compre- hensive Income	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Common Stock	Deferred Compen- sation	Accumula- ted Other Compre- hensive Income
Balance, December 31, 2004		$—	$244,432	$850,279	$3,380,212	$(518,231)	$(29,290)	$23,338
Comprehensive Income:
Net Income	$706,190	—	—	—	706,190	—	—	—
Unrealized Gains (Losses) on Securities:
Arising During the Period, Net of Taxes of $36,387	(66,670)	—	—	—	—	—	—	—
Reclassification for Securities Transactions Included in Net Income, Net of Taxes of $388	(722)	—	—	—	—	—	—	—

Total Unrealized Gains (Losses) on Securities	(67,392)	—	—	—	—	—	—	(67,392)

Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows:
Arising During the Period, Net of Taxes of ($5,499)	10,211	—	—	—	—	—	—	—
Reclassification Adjustments For Hedging Activities Included in Net Income, Net of Taxes of $1,857	(3,448)	—	—	—	—	—	—	—

Net Gains (Losses)	6,763	—	—	—	—	—	—	6,763

Other Comprehensive Income	(60,629)	—	—	—	—	—	—	—

Total Comprehensive Income	$645,561	—	—	—	—	—	—	—

Issuance of 155,000 Common Shares		—	155	6,496	—	—	—	—
Issuance of 5,254,523 Treasury Common Shares in the 2005 Business Combinations		—	—	81,778	—	159,317	—	—
Issuance of 2,358,561 Treasury Common Shares Under Stock Option and Restricted Stock Plans		—	—	(17,481)	—	71,663	—	—
Issuance of 355,046 Treasury Common Shares for Retirement Plan Funding		—	—	3,611	—	10,765	—	—
Acquisition of 25,095 Common Shares		—	—	214	—	(937)	—	—
Dividends Declared on Common Stock—$0.93 Per Share		—	—	—	(214,788)	—	—	—
Net Change in Deferred Compensation		—	—	—	—	—	(7,465)	—
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes		—	—	8,882	—	—	—	—
Stock Based Compensation Expense		—	—	37,243	—	—	—	—
Other		—	—	(283)	—	—	—	—

Balance, December 31, 2005		$—	$244,587	$970,739	$3,871,614	$(277,423)	$(36,755)	$(37,291)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

($000’s except share data)

	Compre- hensive Income	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Common Stock	Deferred Compen- sation	Accumula- ted Other Compre- hensive Income
Balance, December 31, 2005 As Originally Reported		$—	$244,587	$970,739	$3,871,614	$(277,423)	$(36,755)	$(37,291)
Cumulative Effect of SAB 108, Net of Tax, See Note 3		—	—	—	(34,275)	—	—	16,230

Balance, As Adjusted		—	244,587	970,739	3,837,339	(277,423)	(36,755)	(21,061)
Comprehensive Income:
Net Income	$807,838	—	—	—	807,838	—	—	—
Unrealized Gains (Losses) on Securities:
Arising During the Period, Net of Taxes of ($9,682)	17,562	—	—	—	—	—	—	—
Reclassification for Securities Transactions Included in Net Income, Net of Taxes of $1,768	(3,283)	—	—	—	—	—	—	—

Total Unrealized Gains (Losses) on Securities	14,279	—	—	—	—	—	—	14,279

Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows:
Arising During the Period, Net of Taxes of $475	(882)	—	—	—	—	—	—	—
Reclassification Adjustments For Hedging Activities Included in Net Income, Net of Taxes of $7,930	(14,727)	—	—	—	—	—	—	—

Net Gains (Losses)	(15,609)	—	—	—	—	—	—	(15,609)

Other Comprehensive Income	(1,330)	—	—	—	—	—	—	—

Total Comprehensive Income	$806,508

Adjustment to Initially Apply SFAS 158, Net of Tax of ($2,854)		—	—	—	—	—	—	4,845
Issuance of 17,269,857 Common Shares in the 2006 Business Combinations		—	17,385	763,054	—	(5,099)	—	—
Issuance of 3,434,187 Treasury Common Shares Under Stock Option and Restricted Stock Plans		—	—	(20,108)	—	108,269	(391)	—
Issuance of 385,192 Treasury Common Shares for Retirement Plan Funding		—	—	4,819	—	12,130	—	—
Acquisition of 1,058,273 Common Shares		—	—	1,109	—	(43,815)	—	—
Dividends Declared on Common Stock—$1.05 Per Share		—	—	—	(261,535)	—	—	—
Net Change in Deferred Compensation		—	—	—	—	—	(4,153)	—
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes		—	—	11,430	—	—	—	—
Stock Based Compensation Expense		—	—	39,775	—	—	—	—
Other		—	—	(278)	—	—	—	—

Balance, December 31, 2006		$—	$261,972	$1,770,540	$4,383,642	$(205,938)	$(41,299)	$(17,546)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

($000’s except share data)

	Compre- hensive Income	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Common Stock	Deferred Compen- sation	Accumula- ted Other Compre- hensive Income
Balance, December 31, 2006		$—	$261,972	$1,770,540	$4,383,642	$(205,938)	$(41,299)	$(17,546)
Comprehensive Income:
Net Income	$1,150,936	—	—	—	1,150,936	—	—	—
Unrealized Gains (Losses) on Securities:
Arising During the Period, Net of Taxes of ($10,885)	19,765	—	—	—	—	—	—	—
Reclassification for Securities Transactions Included in Net Income, Net of Taxes of $4,352	(8,081)	—	—	—	—	—	—	—

Total Unrealized Gains (Losses) on Securities	11,684	—	—	—	—	—	—	11,684

Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows:
Arising During the Period, Net of Taxes of $19,671	(36,531)	—	—	—	—	—	—	—
Reclassification Adjustments For Hedging Activities Included in Net Income, Net of Taxes of $5,369	(9,971)	—	—	—	—	—	—	—

Net Gains (Losses)	(46,502)	—	—	—	—	—	—	(46,502)

Unrealized Gains (Losses) on Funded Status of Defined Benefit Postretirement Plan:
Effect due to Remeasurement of Benefit Obligation, Net of Taxes of $382	(604)	—	—	—	—	—	—	—
Change Related to the Separation, Net of Taxes of ($262)	358	—	—	—	—	—	—	(358)
Reclassification Adjustments for Amortization of Actuarial Loss and Prior Service Credit Amortization Included in Net Income, Net of Taxes of $635	(1,097)	—	—	—	—	—	—	—

Net Gains (Losses)	(1,343)	—	—	—	—	—	—	(1,343)

Other Comprehensive Income	(36,161)	—	—	—	—	—	—	—

Total Comprehensive Income	$1,114,775	—	—	—	—	—	—	—

Changes in connection with the Separation		—	(8,596)	(346,405)	(298,272)	351,705	2,938	358
Issuance of 9,226,951 Common Shares Under STACKS/SPACES		—	9,227	390,762	—	—	—	—
Issuance of 4,851,899 Common Shares in the 2007 Business Combinations		—	4,852	239,526	—	—	—	—
Issuance of 4,436,659 Treasury Common Shares Under Stock Option and Restricted Stock Plans		—	—	(50,327)	—	161,570	—	—
Issuance of 403,508 Treasury Common Shares for Retirement Plan Funding		—	—	6,343	—	12,836	—	—
Acquisition of 10,792,502 Common Shares		—	—	(2,255)	—	(438,114)	—	—
Dividends Declared on Common Stock—$1.20 Per Share		—	—	—	(313,298)	—	—	—
Net Change in Deferred Compensation		—	—	—	—	—	(6,998)	—
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes		—	—	4,251	—	—	—	—
Stock Based Compensation Expense		—	—	46,923	—	—	—	—
Other		—	—	(85)	—	—	—	—

Balance, December 31, 2007		$—	$267,455	$2,059,273	$4,923,008	$(117,941)	$(45,359)	$(53,707)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005 ($000’s except share data)

Marshall & Ilsley Corporation (“M&I” or the “Corporation”) is a financial holding company that provides diversified financial services to a wide variety of corporate, institutional, government and individual customers. M&I’s largest affiliates and principal operations are in Wisconsin; however, it has activities in other markets, particularly in certain neighboring Midwestern states, and in Arizona, Nevada and Florida. The Corporation’s principal activities consist of banking and wealth management services. Banking services, lending and accepting deposits from commercial banking and community banking customers are provided through its lead bank, M&I Marshall & Ilsley Bank (“M&I Bank”), which is headquartered in Wisconsin, one federally chartered thrift headquartered in Nevada, one state chartered bank headquartered in St. Louis, Missouri, and an asset-based lending subsidiary headquartered in Minneapolis, Minnesota. In addition to branches located throughout Wisconsin, banking services are provided in branches located throughout Arizona, the Minneapolis, Minnesota, Kansas City, Missouri and St. Louis, Missouri metropolitan areas, Duluth, Minnesota, Belleville, Illinois, Las Vegas, Nevada, Florida and central Indiana, as well as on the Internet. Wealth Management, which includes Marshall & Ilsley Trust Company, N.A. (“M&I Trust”), M&I Brokerage Services, the private banking divisions of the Corporation’s bank subsidiaries and other subsidiaries related to the wealth management business, provides trust services, brokerage and insurance services, and investment management and advisory services to residents of Wisconsin, Arizona, Minnesota, Missouri, Florida, Nevada and Indiana. Other financial services provided by M&I include personal property lease financing, wholesale lending, investment services to institutional clients and venture capital.

1. Summary of Significant Accounting Policies

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Consolidation principles—The Consolidated Financial Statements include the accounts of the Corporation, its subsidiaries that are wholly or majority owned and/or over which it exercises substantive control and significant variable interest entities for which the Corporation has determined that, based on the variable interests it holds, it is the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities an interpretation of Accounting Research Board (“ARB”) No. 51 (revised December 2003). The primary beneficiary of a variable interest entity is the party that absorbs a majority of an entity’s expected losses, receives a majority of an entity’s expected residual returns, or both, as a result of holding variable interests. Variable interests are the ownership, contractual or other pecuniary interests in an entity. Investments in unconsolidated affiliates, in which the Corporation has 20 percent or more ownership interest and has the ability to exercise significant influence, but not substantive control, over the affiliates’ operating and financial policies, are accounted for using the equity method of accounting, unless the investment has been determined to be temporary. All intercompany balances and transactions are eliminated in consolidation.

The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization facilities. These facilities are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These financing entities are contractually limited to a narrow range of activities that facilitate the transfer of or access to various types of assets or financial instruments. In certain situations, the Corporation provides liquidity and/or loss protection agreements. In determining whether the financing entity should be consolidated, the Corporation considers whether the entity is a qualifying special-purpose entity (“QSPE”) as defined in Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. For non-consolidation, a QSPE must be demonstrably distinct, have significantly limited permitted activities, hold assets that are restricted to transferred financial assets and related assets, and can sell or dispose of non-cash financial assets only in response to specified conditions.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

Cash and cash equivalents—For purposes of the Consolidated Financial Statements, the Corporation defines cash and cash equivalents as short-term investments, which have an original maturity of three months or less and are readily convertible into cash.

Trading Securities—Securities are designated as Trading Securities when purchased and are held principally for sale in the near term. Trading Securities are carried at fair value, with adjustments to the carrying value reflected in the Consolidated Statements of Income.

Investment Securities—Securities, when purchased, are designated as Investment Securities Available for Sale or Investment Securities Held to Maturity, and remain in that category until they are sold or mature. The specific identification method is used in determining the cost of securities sold. Investment Securities Held to Maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. The Corporation designates investment securities as held to maturity only when it has the positive intent and ability to hold them to maturity. All other securities are classified as Investment Securities Available for Sale and are carried at fair value with fair value adjustments net of the related income tax effects reported as a component of Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

Loans Held for Sale— Loans that the Corporation originates and intends to sell or securitize are reported as loans held for sale and are carried at the lower of cost or market (“LOCOM”) value. Any excess of the cost of a loan held for sale over its market value is recognized as a valuation allowance, with changes in the valuation allowance recognized in the consolidated statements of income. Purchase premiums, discounts and/or other loan basis adjustments on loans held for sale are deferred upon acquisition, included in the cost basis of the loan, and are not amortized. The Corporation determines any LOCOM adjustment on loans held for sale on a pool basis by aggregating those loans based on similar risks and other characteristics, such as product types and interest rates. The market value of loans held for sale is generally based on whole loan sale prices if formally committed or observable market prices of securities that have loan collateral or interests in loans that are similar to the loans held for sale. If market prices are not readily available, the market value is based on a discounted cash flow model, which takes into account the degree of credit risk associated with the loans and the estimated effects of changes in market interest rates relative to the loans’ interest rates.

Reclassifications of loans held in portfolio to loans held for sale are generally infrequent in nature. In the event that loans held for sale are reclassified to loans held in portfolio, the loans are transferred at LOCOM on the date of transfer, forming the new cost basis of such loans. Any LOCOM adjustment recognized upon transfer is recognized as a basis adjustment to the portfolio loan. For reclassifications of loans held in portfolio to loans held for sale, the loan is transferred from loans held in portfolio to loans held for sale at LOCOM. If the change in market value on these loans is due to credit concern on such loans, the loans are reclassified net of the portion of the allowance for loan losses that is attributable to the transferred loans, with a corresponding reduction in the allowance for loan losses. The cash proceeds from the sale of loans that were reclassified from loans held in portfolio to loans held for sale are classified as investing activities in the Consolidated Statement of Cash Flows.

Loans and leases—Interest on loans, other than direct financing leases, is recognized as income based on the loan principal outstanding during the period. Unearned income on financing leases is recognized over the lease term on a basis that results in an approximate level rate of return on the lease investment. Loans are generally placed on nonaccrual status when they are past due 90 days as to either interest or principal. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest and fee income on loans. A nonaccrual loan may be restored to an accrual basis when interest and principal payments are brought current and collectibility of future payments is not in doubt.

The Corporation defers and amortizes fees and certain incremental direct costs, primarily salary and employee benefit expenses, over the contractual term of the loan or lease as an adjustment to the yield. The unamortized net fees and costs are reported as part of the loan or lease balance outstanding.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

The Corporation periodically reviews the residual values associated with its leasing portfolios. Declines in residual values that are judged to be other than temporary are recognized as a loss resulting in a reduction in the net investment in the lease.

Allowance for loan and lease losses—The allowance for loan and lease losses is maintained at a level believed adequate by management to absorb estimated losses inherent in the loan and lease portfolio including loans that have been determined to be impaired. For impaired loans, impairment is measured using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral for collateral dependent loans and loans for which foreclosure is deemed to be probable. Management’s determination of the adequacy of the allowance is based on a continual review of the loan and lease portfolio, loan and lease loss experience, economic conditions, growth and composition of the portfolio, and other relevant factors. As a result of management’s continual review, the allowance is adjusted through provisions for loan and lease losses charged against income.

Financial asset sales—The Corporation sells financial assets, in a two-step process that results in a surrender of control over the assets, as evidenced by true-sale opinions from legal counsel, to unconsolidated entities that securitize the assets. The Corporation retains interests in the securitized assets in the form of interest-only strips and provides additional credit support by maintaining cash reserve accounts. Gain or loss on sale of the assets depends in part on the carrying amount assigned to the assets sold allocated between the asset sold and retained interests based on their relative fair values at the date of transfer. The value of the retained interests is based on the present value of expected cash flows estimated using management’s best estimates of the key assumptions—credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.

Premises and equipment—Land is recorded at cost. Premises and equipment are recorded at cost and depreciated principally on the straight-line method with annual rates varying from 10 to 50 years for buildings and 3 to 10 years for equipment. Long-lived assets which are impaired are carried at fair value and long-lived assets to be disposed of are carried at the lower of the carrying amount or fair value less cost to sell. Maintenance and repairs are charged to expense and betterments are capitalized.

Other real estate owned—Other real estate owned consists primarily of assets that have been acquired in satisfaction of debts. Other real estate owned is recorded at fair value, less estimated selling costs, at the date of transfer. Valuation adjustments required at the date of transfer for assets acquired in satisfaction of debts are charged to the allowance for loan and lease losses. Subsequent to transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, based upon periodic evaluations. Rental income from properties and gains on sales are included in other income, and property expenses, which include carrying costs, required valuation adjustments and losses on sales, are recorded in other expense. At December 31, 2007 and 2006, total other real estate owned amounted to $115,074 and $25,452, respectively.

Goodwill and other intangibles—The Corporation annually tests goodwill for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. For purposes of the test, the Corporation’s reporting units are the operating segments as defined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. See Note 12 for additional information.

Identifiable intangibles arising from purchase acquisitions with a finite useful life are amortized over their useful lives and consist of core deposit intangibles, customer lists, non-compete agreements and tradenames.

Identifiable intangibles that have been determined to have an indefinite useful life are not amortized but are subject to periodic tests for impairment. At December 31, 2007, the Corporation did not have any identifiable intangibles that have been determined to have an indefinite useful life.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

Derivative financial instruments—Derivative financial instruments, including certain derivative instruments embedded in other contracts, are carried in the Consolidated Balance Sheets as either an asset or liability measured at its fair value. The fair value of the Corporation’s derivative financial instruments is determined based on market prices for comparable transactions, if available, or a valuation model that calculates the present value of expected future cash flows.

Changes in the fair value of derivative financial instruments are recognized currently in earnings unless specific hedge accounting criteria are met. For derivative financial instruments designated as hedging the exposure to changes in the fair value of a recognized asset or liability (fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For derivative financial instruments designated as hedging the exposure to variable cash flows of a forecasted transaction (cash flow hedge), the effective portion of the derivative financial instrument’s gain or loss is initially reported as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

At inception of a hedge, the Corporation formally documents the hedging relationship as well as the Corporation’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged transaction, the nature of the risk being hedged, and how the hedging instrument’s effectiveness in hedging the exposure will be assessed.

The adjustment of the carrying amount of an interest bearing hedged asset or liability in a fair value hedge is amortized into earnings when the hedged item ceases to be adjusted for changes in its fair value attributable to the risk being hedged.

If a cash flow hedge is discontinued because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive income is immediately reclassified into earnings. If the cash flow hedge is sold, terminated, expires or the designation of the cash flow hedge is removed, the net gain or loss in accumulated other comprehensive income is reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

Cash flows from derivative financial instruments are reported in the Consolidated Statements of Cash Flows as operating activities.

Foreign exchange contracts—Foreign exchange contracts include such commitments as foreign currency spot, forward, future and option contracts. Foreign exchange contracts and the premiums on options written or sold are carried at market value with changes in market value included in other income.

Treasury stock—Treasury stock acquired is recorded at cost and is carried as a reduction of shareholders’ equity in the Consolidated Balance Sheets. Treasury stock issued is valued based on average cost. The difference between the consideration received upon issuance and the average cost is charged or credited to additional paid-in capital.

New accounting pronouncements—In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, goodwill and any noncontrolling interest in the acquiree. SFAS 141R will be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted.

While the impact on the Corporation will depend on the facts of a particular business combination, SFAS 141R presents several significant changes from current accounting for business combinations, including accounting for contingent consideration, transaction costs, preacqusition contingencies, restructuring costs and step-acquisitions. Upon

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

adoption, contingent consideration arrangements would be recorded at fair value at the acquisition date. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt will no longer be applicable. Transaction costs are not an element of fair value of the target, so they would be expensed as incurred. Preacquisition contingencies, such as legal issues, would generally be recorded at fair value. However, if it is “more likely than not” that a non-contractual contingency will not materialize, nothing would be recorded at the acquisition date and, instead, that contingency will be subject to the recognition criteria prescribed in FASB Statement No. 5, Accounting for Contingencies. Adjustments of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings, except for qualified measurement period adjustments. The measurement period is a period of up to one year during which the initial amounts recognized for an acquisition can be adjusted. Restructuring costs that the acquirer expects but is not obligated to incur would be recognized separately from the business combination instead of being recognized as if they were a liability assumed at the acquisition date. Upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated.

Also in December 2007, the FASB adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and will be reported as part of consolidated equity. Thus, the practice of classifying minority interests between liabilities and equity on the balance sheet will be eliminated. The current practice of reporting minority interest expense also will change. Under the new standard, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. Thus, the difference between the proceeds of a purchase or issuance of noncontrolling interests will be accounted for as a change to the controlling interest’s equity. In current practice, those differences are accounted for by step acquisition and sale accounting, respectively. If an issuance of noncontrolling interests causes the controlling interest to lose control and deconsolidate a subsidiary, that transaction will be accounted for by full gain or loss recognition.

SFAS 160 will be applied prospectively beginning on January 1, 2009. Early adoption is not permitted. The Corporation does not believe SFAS 160 will have a material effect on its financial statements and related disclosures.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 specifies how entities should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding stock options and (b) charged to retained earnings under Statement of Financial Accounting Standards 123(R), Share-Based Payment. EITF 06-11 was effective for the Corporation on January 1, 2008. The adoption of EITF 06-11 did not have a material effect on its financial statements and related disclosures.

In May 2007, FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48, which was adopted by the Corporation on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. FSP FIN 48-1 is effective upon the initial adoption of FIN 48 and therefore was adopted by the Corporation in the beginning of fiscal 2007. The adoption of FSP FIN 48-1 did not have an impact on the accompanying financial statements.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 does not change requirements for recognizing and measuring dividend income, interest income, or interest expense. SFAS 159 is effective for the Corporation on January 1, 2008. The Corporation has not elected to measure any existing financial instruments at fair value at January 1, 2008 as permitted under SFAS No. 159. However, the Corporation may elect to measure newly acquired financial instruments at fair value in the future.

Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157), is effective for the Corporation on January 1, 2008. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies, except as discussed below, whenever other standards require or permit (such as SFAS 159) assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price at the measurement date that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in which the reporting entity is engaged. The standard does not expand the use of fair value in any new circumstances. However, SFAS 157 requires two distinct transition approaches depending on the historical accounting treatment of the instrument being measured: (i) cumulative-effect adjustment to beginning retained earnings or (ii) prospective through earnings or other comprehensive income (OCI), as applicable.

For certain types of financial instruments including (i) positions in active markets previously measured using a blockage factor, (ii) financial instruments initially measured at their transaction price in accordance with the guidance in EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, and (iii) hybrid financial instruments initially measured at their transaction price in accordance with the guidance in FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments, SFAS 157 requires any difference between the carrying amounts of these instruments and their fair values determined in accordance with the provisions of SFAS 157 at the date the statement is initially applied is recognized as a cumulative-effect adjustment to beginning retained earnings. The Corporation did not record a cumulative-effect adjustment to retained earnings on January 1, 2008.

All other changes resulting from the application of SFAS 157 will be applied prospectively as of January 1, 2008 with the effect of adoption recognized in either earnings or OCI depending on the applicable accounting requirements for the particular asset or liability being measured. The impact is not expected to be significant.

SFAS 157 does establish a three-tier hierarchy for fair value measurements based upon the transparency of the inputs to the valuation of an asset or liability and expands the disclosures about instruments measured at fair value. A financial instrument is categorized in its entirety and its categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels and the significant assets and liabilities measured at fair value on a recurring basis are described below.

Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. The Corporation’s U.S. Treasury and government agencies and government-sponsored mortgage-backed securities where quoted prices are available in an active market generally will be classified within level 1 of the fair value hierarchy.

Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Corporation’s investments in mortgage-backed securities and obligations of states and political subdivisions, derivative financial instruments and liabilities subject to fair value hedges will be generally classified in Level 2 of the fair value hierarchy. Fair values for these instruments are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Private equity investments will be classified within level 3 of the fair value hierarchy. Fair values are initially valued based upon transaction price and are adjusted to reflect exit values as evidenced by financing and sale transactions with third parties.

On February 14, 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under FASB Statement 13. This FSP amends SFAS 157 to exclude accounting pronouncements, other than those related to business combinations, that address fair value measurements for purposes of lease classification or measurement.

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). This FSP delays the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities to January 1, 2009. The delay is intended to allow the FASB additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. The Corporation expects to adopt SFAS 157 subject to the deferral provisions provided in FSP FAS 157-2.

2. Discontinued Operations

On November 1, 2007, Marshall & Ilsley Corporation (“Marshall & Ilsley”), Metavante Corporation (“Metavante”), WPM, L.P., a limited partnership affiliated with Warburg Pincus Private Equity IX, L.P. (“Warburg Pincus”), and others consummated the transactions provided for in an investment agreement, a separation agreement and related transaction agreements pursuant to which,

•

Marshall & Ilsley separated into two publicly-traded companies, referred to herein as “New Marshall & Ilsley” and “New Metavante.” New Marshall & Ilsley owns and operates Marshall & Ilsley’s banking business, and New Metavante owns and operates Metavante’s business. Immediately following the transactions, the issued and outstanding common stock of New Marshall & Ilsley was 100% owned by Marshall & Ilsley’s shareholders and the issued and outstanding common stock of New Metavante was 75% owned by Marshall & Ilsley’s shareholders. The remaining 25% of the issued and outstanding common stock of New Metavante is owned by Warburg Pincus;

•

Marshall & Ilsley’s shareholders received one share of New Metavante common stock for every three shares of Marshall & Ilsley common stock held and three shares of New Marshall & Ilsley Corporation common stock for each share of New Metavante common stock held;

•

each holder of Marshall & Ilsley common stock that would otherwise have been entitled to receive fractional shares of New Metavante common stock received cash in lieu of such fractional shares (and therefore did not receive shares of New Marshall & Ilsley common stock in respect of such fractional shares);

•	Warburg Pincus invested $625 million in New Metavante for an equity interest representing 25% of New Metavante common stock;

•	New Metavante incurred approximately $1.75 billion of indebtedness; and

•

Metavante paid off certain intercompany indebtedness owed to Marshall & Ilsley of $982 million and New Marshall & Ilsley received capital contributions of $1,665 million in cash from New Metavante, which consisted of a contribution from New Metavante of $1,040 million and proceeds of $625 million from Metavante’s issuance of a 25% equity interest to Warburg Pincus.

The shares of New Marshall & Ilsley common stock issued to the holders of Marshall & Ilsley common stock represented 100% of the outstanding shares of New Marshall & Ilsley common stock and the shares of New Metavante common stock issued to the holders of Marshall & Ilsley common stock represented 75% of the outstanding shares of New Metavante common stock.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

Notwithstanding the legal form of the transactions, New Marshall & Ilsley was considered the divesting entity and treated as the “accounting successor” to Marshall & Ilsley Corporation and Metavante was considered the “accounting spinnee” for financial reporting purposes in accordance with Emerging Issues Task Force Issue No. 02-11, Accounting for Reverse Spinoffs.

For periods beginning after November 1, 2007, New Marshall & Ilsley reported the historical consolidated results of operations (subject to certain adjustments) of Metavante in discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets.

For accounting purposes only, the investment by Warburg Pincus in New Metavante for an equity interest representing 25% of New Metavante common stock was treated as a sale of 25% of Metavante’s common stock by Marshall & Ilsley Corporation to Warburg Pincus for cash in the amount of $625 million. The sale resulted in a tax-free gain of $525.6 million that is reported as a component of discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2007.

Marshall & Ilsley became M&I LLC a wholly-owned subsidiary of New Marshall & Ilsley. New Marshall & Ilsley was renamed Marshall & Ilsley Corporation. New Metavante was renamed Metavante Technologies, Inc.

The separation of Marshall & Ilsley Corporation into Marshall & Ilsley Corporation and Metavante Technologies, Inc., and the related transactions, are referred to in this report as the “Separation.”

The components of the assets and liabilities of discontinued operations as of December 31, 2006 were as follows:

December 31, 2006

Assets
Cash and Cash Equivalents	$46,178
Interest Bearing Deposits at Other Banks	3,285
Investment Securities
Available for Sale, at Market Value	68,330
Loan to Metavante	(982,000)
Loans and Leases	(34)
Premises and Equipment, Net	135,221
Goodwill and Other Intangibles	1,639,169
Accrued Interest and Other Assets	407,793

Total Assets	$1,317,942

Liabilities
Deposits:
Noninterest Bearing	$(31,382)
Interest Bearing	(511,008)

Total Deposits	(542,390)
Short-term Borrowings	395
Accrued Expenses and Other Liabilities	597,803

Total Liabilities	$55,808

Prior to November 1, 2007, intercompany transactions between Metavante and Marshall & Ilsley Corporation and its affiliates were eliminated in the Corporation’s consolidated financial statements. The above table reflects the reclassification of Metavante’s intercompany borrowing from M&I LLC to “Loan to Metavante”. On November 1, 2007, the Corporation received cash of $982 million from Metavante to retire this indebtedness. The “Noninterest Bearing and Interest Bearing Deposits” in the above table reflects the reclassification of Metavante’s cash and investments held as deposits at the Corporation’s affiliate banks.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

The results of discontinued operations for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	Years Ended December 31,
	2007	2006	2005
Metavante Income Before Provision for Income Taxes	$242,687	$240,483	$192,870
Transaction Expenses and other related costs	(29,833)	—	—
Gain on Sale of Metavante	525,576	—	—

Income Before Provision for Income Taxes	738,430	240,483	192,870
Provision for Income Taxes	84,433	80,359	73,339

Income from Discontinued Operations, Net of Tax	$653,997	$160,124	$119,531

Metavante’s results of operations for the year ended December 31, 2007 included in the table above reflect results of operations for the ten months ended October 31, 2007.

The transaction expenses of the Corporation related to the Separation which are included in discontinued operations consisted of the following:

Year Ended December 31,
2007
Investment Banking Fees	$10,200
Stock Option Expense	11,969
Accounting, Legal & Tax Fees	5,002
Consulting Fees	1,036
Printing, Proxy & Regulatory Fees	1,008
Other	618

Total Transaction Expenses	$29,833

As permitted under U.S. generally accepted accounting principles, the Corporation has elected not to adjust the Consolidated Statements of Cash Flows for the periods presented to exclude cash flows attributable to discontinued operations.

Included in Acquisitions, Net of Cash and Cash Equivalents Acquired in the Corporation’s Consolidated Statements of Cash Flows are Metavante’s acquisitions, which are now part of discontinued operations. The total cash consideration associated with Metavante’s acquisitions amounted to $41.0 million in 2007, $80.1 million in 2006 and $95.4 million in 2005. During 2006, Metavante received $29.9 million as a return of purchase price associated with a 2004 acquisition.

The net proceeds from the Separation included in the Consolidated Statements of Cash Flows consisted of the following:

Year Ended December 31,
2007
Cash Dividend from Metavante	$1,040,000
Proceeds from Warburg Pincus	625,000
Metavante’s Cash and Cash Equivalents maintained at Unaffiliated Entities	(46,388)
Capital Contribution to Metavante	(17,500)
Cash Paid for Transaction Costs	(8,466)

Net Proceeds from the Separation	$1,592,646

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

As part of the Separation, the Corporation and Metavante entered into an agreement to share certain transaction costs and the cash paid to shareholders in lieu of fractional shares. In accordance with that agreement, the Corporation received $5,066 from Metavante.

For accounting purposes only, after the sale to Warburg Pincus of a 25% equity interest in Metavante, and after the dividend from Metavante, the Corporation distributed its remaining 75% ownership interest in Metavante to its shareholders on November 1, 2007. The Corporation’s investment in Metavante at the time of the distribution was $298,272.

In addition to the cash paid for Metavante-related acquisitions, the Corporation issued shares of its common stock for certain acquisitions which consisted of the following:

Year Ended December 31,	Common Shares Issued	Amount ($000’s)
2006	527,864	$23,190
2005	5,254,523	241,095

These were non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

3. Adoption of SAB 108

In 2006 the Corporation elected early application of SAB 108, and, as a result, adjusted its opening financial position for 2006 to reflect a change in its hedge accounting under SFAS 133.

The Corporation utilizes interest rate swaps to hedge its risk in connection with certain financial instruments. The Corporation had applied hedge accounting under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities to these transactions from inception. Due to the expansion of certain highly technical interpretations of SFAS 133, specifically hedge designation under the “matched-term” method, certain interest rate swaps designated as fair value hedges and certain interest rate swaps designated as cash flow hedges did not qualify for hedge accounting. As a result, any fluctuation in the market value of the derivatives should have been recorded through the income statement with no corresponding offset to the hedged items, or accumulated other comprehensive income.

The cumulative effect of adjusting the reported carrying amount of the assets, liabilities and accumulated other comprehensive income at January 1, 2006, reduced total Shareholders’ Equity as follows:

	Gross Impact	Income Tax Effect	Shareholders’ Equity
Retained Earnings	$(53,471)	$19,196	$(34,275)
Accumulated Other Comprehensive Income	24,969	(8,739)	16,230

Total			$(18,045)

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

4. Earnings Per Share

The following presents a reconciliation of the numerators and denominators of the basic and diluted per share computations (dollars and shares in thousands, except per share data):

	Year Ended December 31, 2007
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic earnings per share:
Income from continuing operations available to common shareholders	$496,939		$1.91
Income from discontinued operations	653,997		2.51

Net income available to common shareholders	$1,150,936	260,268	$4.42

Effect of dilutive securities:
Stock option, restricted stock and other plans		5,212

Diluted earnings per share:
Income from continuing operations available to common shareholders	$496,939		$1.87
Income from discontinued operations	653,997		2.47

Net income available to common shareholders	$1,150,936	265,480	$4.34

	Year Ended December 31, 2006
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic earnings per share:
Income from continuing operations available to common shareholders	$647,714		$2.60
Income from discontinued operations	160,124		0.64

Net income available to common shareholders	$807,838	249,163	$3.24

Effect of dilutive securities:
Stock option, restricted stock and other plans		5,421

Diluted earnings per share:
Income from continuing operations available to common shareholders	$647,714		$2.54
Income from discontinued operations	160,124		0.63

Net income available to common shareholders	$807,838	254,584	$3.17

	Year Ended December 31, 2005
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic earnings per share:
Income from continuing operations available to common shareholders	$586,659		$2.54
Income from discontinued operations	119,531		0.52

Net income available to common shareholders	$706,190	230,849	$3.06

Effect of dilutive securities:
Stock option, restricted stock and other plans		5,182

Diluted earnings per share:
Income from continuing operations available to common shareholders	$586,659		$2.49
Income from discontinued operations	119,531		0.50

Net income available to common shareholders	$706,190	236,031	$2.99

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

Options to purchase shares of common stock not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares for the periods (anti-dilutive options) are shown below (shares in thousands):

Year Ended December 31,	Price Range	Shares
2007	$28.71 — $36.82	5,709
2006	45.71 — 48.54	3,725
2005	43.31 — 47.02	62

5. Business Combinations

Recently completed acquisition:

On January 2, 2008, the Corporation completed its acquisition of First Indiana Corporation (“First Indiana”) based in Indianapolis, Indiana. First Indiana, with $2.1 billion in consolidated assets as of December 31, 2007, had 32 branches in central Indiana which became branches of M&I Bank on February 2, 2008. Stockholders of First Indiana received $32.00 in cash for each share of First Indiana common stock outstanding. Total consideration amounted to $530.2 million.

The following acquisitions, which are not considered to be material business combinations individually or in the aggregate, were completed during 2007:

On July 1, 2007, the Corporation completed its acquisition of Excel Bank Corporation (“Excel”). Pursuant to an Amended and Restated Merger Agreement, shareholders of Excel received $13.97 per share in cash for each issued and outstanding share of Excel common stock. Total consideration in this transaction amounted to approximately $105.0 million in the aggregate, consisting of $101.2 million in cash and the exchange of vested stock options valued at approximately $3.8 million. Outstanding vested options to acquire Excel common stock were exchanged for options to acquire the Corporation’s common stock. Excel, with $616.0 million in consolidated assets as of June 30, 2007, had four branches in the greater Minneapolis/St. Paul, Minnesota metropolitan area which became branches of M&I Bank on August 1, 2007. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $80.3 million. The estimated identifiable intangible asset to be amortized (core deposits) with a weighted average life of 6.2 years amounted to $4.2 million. The goodwill and intangibles resulting from this acquisition are deductible for tax purposes.

On April 20, 2007, the Corporation completed its acquisition of North Star Financial Corporation (“North Star”) of Chicago, Illinois. Total consideration in this transaction amounted to $21.0 million, consisting of 441,252 shares of the Corporation’s common stock valued at $47.55 per common share. North Star and its subsidiaries provide a variety of wealth management services through personal and other trusts. In addition, North Star offers a variety of other products and services including land trusts, 1031 exchanges for both real and personal property, and ESOP services, including consultative services relating to the transfer of small-business stock ownership. North Star’s businesses were integrated with the Corporation’s Wealth Management unit. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $16.7 million. The estimated identifiable intangible assets to be amortized (customer relationships, tradename and non-compete agreements) with a weighted average life of 7.0 years amounted to $10.2 million. This is considered a non-cash transaction for the purposes of the Consolidated Statement of Cash Flows. The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

On April 1, 2007, the Corporation completed its acquisition of United Heritage Bankshares of Florida, Inc. (“United Heritage”). United Heritage Bank, a wholly-owned subsidiary of United Heritage, with $791.3 million in assets as of March 31, 2007, had 13 branches in the metropolitan Orlando area which became M&I Bank branches in the second quarter of 2007. Total consideration in this transaction amounted to approximately $219.6 million, consisting of 4,410,647 shares of the Corporation’s common stock valued at $204.3 million and the exchange of vested

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

stock options valued at approximately $15.3 million. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $147.8 million. The estimated identifiable intangible asset to be amortized (core deposits) with a weighted average life of 7.7 years amounted to $11.6 million. This is considered a non-cash transaction for the purposes of the Consolidated Statement of Cash Flows. The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

The following acquisitions, which are not considered to be material business combinations individually or in the aggregate, were completed during 2006:

On April 1, 2006, Marshall & Ilsley Corporation completed the acquisition of Gold Banc Corporation, Inc. (“Gold Banc”), a bank holding company headquartered in Leawood, Kansas, which offers commercial banking, retail banking, trust and asset management products and services through various subsidiaries. Gold Banc had consolidated assets of $4.2 billion at the time of the merger. Total consideration in this transaction, including the effect of terminating Gold Banc’s employee stock ownership plan, amounted to $716.2 million, consisting of 13,672,665 shares of M&I common stock valued at $601.0 million, the exchange of 119,816 vested options valued at $2.9 million and total cash consideration of $112.3 million. Gold Banc’s largest subsidiary, Gold Bank, a Kansas state-chartered bank, was merged with and into M&I Bank on April 1, 2006 at which time, the 32 Gold Bank branch offices in Florida, Kansas, Missouri and Oklahoma became interstate branch offices of M&I Bank. Goodwill amounted to $493.5 million. Approximately $485.6 million of the goodwill was assigned to Banking and the remainder was assigned to the Corporation’s Trust reporting unit of the Wealth Management segment. The estimated identifiable intangible asset to be amortized (core deposits) with an estimated weighted average life of 5.0 years amounted to $44.1 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

On April 1, 2006, Marshall & Ilsley Corporation completed the acquisition of St. Louis-based Trustcorp Financial, Inc. (“Trustcorp”). With the acquisition of Trustcorp, which had consolidated assets of $735.7 million at the time of the merger, the Corporation acquired Missouri State Bank and Trust Company, which provides commercial banking services in Missouri through seven bank locations. In July 2006, the Missouri State Bank and all of its branches were merged with and into Southwest Bank, the Corporation’s St. Louis-based banking affiliate. Total consideration in this transaction amounted to $182.0 million, consisting of 3,069,328 shares of M&I common stock valued at $134.9 million, the exchange of 412,317 vested options valued at $13.4 million and cash consideration of $33.7 million. Goodwill amounted to $130.4 million. The estimated identifiable intangible asset to be amortized (core deposits) with an estimated weighted average life of 7.5 years amounted to $10.9 million. The goodwill and intangibles resulting from this transaction are partially deductible for tax purposes.

On January 3, 2006, M&I Trust completed the acquisition of the trust and asset management business assets of FirstTrust Indiana of Indianapolis, Indiana, a division of First Indiana Bank, N.A. (“FirstTrust Indiana”). The total cash consideration was $15.9 million. FirstTrust Indiana offers asset management, trust administration and estate planning services to high net-worth individuals and institutional customers. Goodwill amounted to $13.4 million. The estimated identifiable intangible asset to be amortized (trust customers) with an estimated weighted average life of 5.9 years amounted to $2.0 million. The goodwill and intangibles resulting from this transaction are deductible for tax purposes.

The results of operations of the acquired entities have been included in the consolidated results since the dates the transactions were closed.

6. Cash and Due from Banks

At December 31, 2007 and 2006, $62,108 and $42,601, respectively, of cash and due from banks of continuing operations was restricted, primarily due to requirements of the Federal Reserve System to maintain certain reserve balances.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

7. Securities

The amortized cost and market value of selected securities at December 31 were:

	2007		2006
	Amortized Cost	Market Value	Amortized Cost	Market Value
Investment Securities Available for Sale:
U.S. Treasury and government agencies	$5,849,041	$5,824,303	$5,521,975	$5,466,369
States and political subdivisions	894,015	904,230	806,887	824,015
Mortgage backed securities	119,487	118,477	116,397	114,467
Other	596,314	595,879	498,448	504,672

Total	$7,458,857	$7,442,889	$6,943,707	$6,909,523

Investment Securities Held to Maturity:
States and political subdivisions	$373,861	$382,190	$494,020	$506,417
Other	1,000	1,000	1,500	1,492

Total	$374,861	$383,190	$495,520	$507,909

The unrealized gains and losses of selected securities at December 31 were:

	2007		2006
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Investment Securities Available for Sale:
U.S. Treasury and government agencies	$17,188	$41,926	$15,291	$70,897
States and political subdivisions	15,201	4,986	18,584	1,456
Mortgage backed securities	323	1,333	4	1,934
Other	741	1,176	6,288	64

Total	$33,453	$49,421	$40,167	$74,351

Investment Securities Held to Maturity:
States and political subdivisions	$8,375	$46	$12,401	$4
Other	—	—	—	8

Total	$8,375	$46	$12,401	$12

The amortized cost and market value of selected securities by contractual maturity at December 31, 2007 were:

	Investment Securities Available for Sale		Investment Securities Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
Within one year	$120,114	$120,508	$78,708	$79,225
From one through five years	5,173,602	5,158,300	123,253	126,276
From five through ten years	1,090,087	1,089,547	130,804	134,434
After ten years	1,075,054	1,074,534	42,096	43,255

Total	$7,458,857	$7,442,889	$374,861	$383,190

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2007:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government agencies	$1,192,332	$5,563	$2,378,349	$36,363	$3,570,681	$41,926
States and political subdivisions	205,834	3,642	97,628	1,390	303,462	5,032
Mortgage backed securities	18,730	224	61,345	1,109	80,075	1,333
Other	142,096	1,112	400	64	142,496	1,176

Total	$1,558,992	$10,541	$2,537,722	$38,926	$4,096,714	$49,467

The investment securities in the above table were temporarily impaired at December 31, 2007. This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on December 31, 2007. The temporary impairment in the investment securities portfolio is predominantly the result of increases in market interest rates since the investment securities were acquired and not from deterioration in the creditworthiness of the issuer or the quality of the underlying assets. At December 31, 2007, the Corporation had the ability and intent to hold these temporarily impaired investment securities until a recovery of fair value, which may be maturity.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2006:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government agencies	$422,638	$1,667	$3,160,890	$69,230	$3,583,528	$70,897
States and political subdivisions	83,509	400	67,513	1,060	151,022	1,460
Mortgage backed securities	1,104	4	89,426	1,930	90,530	1,934
Other	991	8	400	64	1,391	72

Total	$508,242	$2,079	$3,318,229	$72,284	$3,826,471	$74,363

The gross investment securities gains and losses, including Wealth Management transactions, amounted to $46,378 and $11,560 in 2007, $15,810 and $6,205 in 2006, and $48,012 and $2,598 in 2005, respectively. See the Consolidated Statements of Cash Flows for the proceeds from the sale of investment securities.

Income tax expense related to net securities transactions amounted to $12,198, $3,428, and $15,901 in 2007, 2006, and 2005, respectively.

At December 31, 2007, securities with a value of approximately $1,552,830 were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

8. Loans and Leases

Loans and leases, including loans held for sale at December 31 were:

	2007	2006
Commercial, financial and agricultural	$13,793,951	$12,050,963
Cash flow hedging instruments at fair value	(694)	(2,773)

Commercial, financial and agricultural	13,793,257	12,048,190
Real estate:
Construction	6,691,716	6,088,206
Residential mortgage	7,105,201	6,328,478
Home equity loans and lines of credit	4,413,205	4,342,362
Commercial mortgage	12,002,162	10,965,607

Total Real Estate	30,212,284	27,724,653
Personal	1,560,573	1,458,628
Lease financing	730,144	703,580

Total loans and leases	$46,296,258	$41,935,051

Included in the real estate loans category are residential mortgage loans held for sale which amounted to $40,253 and $139,301 at December 31, 2007 and 2006, respectively. Auto loans held for sale, which are included in personal loans category, amounted to $83,434 at December 31, 2006. There were no auto loans held for sale at December 31, 2007. Student loans held for sale, which are included in the personal loans category were $91,620 and $77,942 at December 31, 2007 and 2006, respectively.

Commercial loans and commercial mortgages are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan.

The Corporation evaluates the credit risk of each commercial customer on an individual basis and, where deemed appropriate, collateral is obtained. Collateral varies by the type of loan and individual loan customer and may include accounts receivable, inventory, real estate, equipment, deposits, personal and government guarantees, and general security agreements. The Corporation’s access to collateral is dependent upon the type of collateral obtained.

Policies have been established that set standards for the maximum commercial mortgage loan amount by type of property, loan terms, pricing structures, loan-to-value limits by property type, minimum requirements for initial investment and maintenance of equity by the borrower, borrower net worth, property cash flow and debt service coverage as well as policies and procedures for granting exceptions to established underwriting standards.

The Corporation’s residential real estate lending policies require all loans to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval, using such factors as credit scores, debt-to-income ratios and collateral values. Home equity loans and lines of credit are generally governed by the same lending policies.

Origination activities for commercial construction loans and residential construction loans are similar to those described above for commercial mortgages and residential real estate lending.

The Corporation’s lending activities are concentrated primarily in the Midwest. Approximately 38% of the portfolio consists of loans granted to customers located in Wisconsin, 17% of the loans are to customers located in Arizona, 11% of the loans are to customers in Minnesota, 7% are to customers located in Missouri and 6% to customers located in Florida. The Corporation’s loan portfolio consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 2007, total loans to any group of customers engaged in similar activities and having similar economic characteristics, as defined by the North American Industry Classification System, did not exceed 10% of total loans.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

The Corporation offers a variety of loan products with payment terms and rate structures that have been designed to meet the needs of its customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are typical in commercial and business line-of-credit or revolving line-of-credit loans, home equity lines-of-credit and construction loans (residential and commercial). At December 31, 2007, the Corporation did not have loans with below market or so-called teaser interest rates. At December 31, 2007, the Corporation did not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increase in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).

The Corporation periodically reviews the residual values associated with its leasing portfolios. Declines in residual values that are judged to be other than temporary are recognized as a loss resulting in a reduction in the net investment in the lease. No residual impairment losses were incurred for the years ended December 31, 2007 and 2006.

An analysis of loans outstanding to directors and officers, including their related interests, by the Corporation and its significant subsidiaries for 2007 is presented in the following table. All of these loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral. The beginning balance has been adjusted to reflect the activity of newly-elected directors and newly-appointed executive officers, and directors and executive officers from the prior year that are no longer affiliated with the Corporation.

Loans to directors and executive officers:
Balance, beginning of year	$146,579
New loans	259,194
Repayments	(232,466)

Balance, end of year	$173,307

9. Allowance for Loan and Lease Losses

An analysis of the allowance for loan and lease losses follows:

	2007	2006	2005
Balance, beginning of year	$420,610	$363,769	$358,110
Allowance of loans and leases acquired	11,713	45,258	—
Provision charged to expense	319,760	50,551	44,795
Charge-offs	(271,345)	(55,430)	(59,524)
Recoveries	15,453	16,462	20,388

Balance, end of year	$496,191	$420,610	$363,769

As of December 31, 2007 and 2006, nonaccrual loans and leases totaled $686,888 and $264,890, respectively.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

At December 31, 2007 and 2006 the Corporation’s recorded investment in impaired loans and leases and the related valuation allowance are as follows:

	2007		2006
	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Total impaired loans and leases	$911,286		$265,015
Loans and leases excluded from individual evaluation	(251,789)		(85,157)

Impaired loans evaluated	$659,497		$179,858

Valuation allowance required	$45,823	$15,148	$76,557	$24,175
No valuation allowance required	613,674	—	103,301	—

Impaired loans evaluated	$659,497	$15,148	$179,858	$24,175

The recorded investment in impaired loans for which no allowance is required is net of applications of cash interest payments and net of previous direct write-downs of $211,874 in 2007 and $34,655 in 2006 against the loan balances outstanding. For purposes of impairment testing, loans greater than an established threshold were individually evaluated for impairment. Loans below those scopes were collectively evaluated as homogeneous pools. The required valuation allowance is included in the allowance for loan and lease losses in the Consolidated Balance Sheets.

The average recorded investment in total impaired loans and leases for the years ended December 31, 2007 and 2006 amounted to $453,009 and $203,014, respectively.

Interest payments received on impaired loans and leases are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. Interest income recognized on total impaired loans and leases amounted to $42,806 in 2007, $14,099 in 2006 and $8,528 in 2005. The gross income that would have been recognized had such loans and leases been performing in accordance with their original terms would have been $75,164 in 2007, $26,970 in 2006 and $10,954 in 2005.

10. Financial Asset Sales and Variable Interest Entities

The Corporation sold indirect automobile loans to an unconsolidated multi-seller asset-backed commercial paper conduit or basic term facilities, in securitization transactions in accordance with SFAS 140. Servicing responsibilities and subordinated interests were retained. The Corporation receives annual servicing fees based on the loan balances outstanding and rights to future cash flows arising after investors in the securitization trusts have received their contractual return and after certain administrative costs of operating the trusts. The investors and the securitization trusts have no recourse to the Corporation’s other assets for failure of debtors to pay when due. The Corporation’s retained interests are subordinate to investors’ interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets. During 2007, the Corporation opted to discontinue, on a recurring basis, the sale and securitization of automobile loans into the secondary market. Automobile loans previously classified as held for sale were reclassified as portfolio loans at the lower of cost or market. The difference between cost and market was insignificant.

During 2007, 2006 and 2005, the Corporation recognized net gains/(losses) of $1,155, ($119) and ($1,957), respectively, on the sale and securitization of automobile loans. Net trading gains/(losses) associated with related interest swaps amounted to ($60), $31 and ($1,078) in 2007, 2006, and 2005, respectively.

Net gains/(losses) associated with the retained interests, held in the form of interest-only strips amounted to ($1,940) in 2007, $866 in 2006 and $1,009 in 2005 and are included in Net Investment Securities Gains in the Consolidated Statements of Income. During 2007 and 2006, the Corporation realized $1,001 and $4,021 in gains that were offset by impairment losses of $2,941 and $3,155, respectively. There were no impairment losses in 2005. The

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

gains realized in 2007 and 2006 resulted from the excess of cash received over the carrying amount of certain interest- only strips. The impairments in 2007 and 2006 were the result of the differences between the actual credit losses experienced compared to the expected credit losses used in measuring certain interest-only strips. Those impairments were deemed to be other than temporary.

The values of retained interests are based on cash flow models, which incorporate key assumptions. Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations of automobile loans completed during the year were as follows (rate per annum):

	2007	2006
Prepayment speed (CPR)	15-41%	15-42%
Weighted average life (in months)	22.7	20.9
Expected credit losses (based on original balance)	0.50-1.53%	0.36-1.32%
Residual cash flow discount rate (annual)	12.0%	12.0%
Variable returns to transferees	Forward one month LIBOR yield curve

For 2007, the prepayment speed and expected credit loss estimates are based on historical prepayment rates, credit losses on similar assets and consider current environmental factors. The prepayment speed curve ramps to its maximum near the end of the fourth year. The expected credit losses are based in part on whether the loan is on a new or used vehicle. Estimates of net credit losses reach their peak levels at various points during year five. The expected credit losses presented are based on the original loan balances of the loans securitized. The Corporation has not changed any aspect of its overall approach to determining the key economic assumptions. However, on an ongoing basis the Corporation continues to refine the assumptions used in measuring retained interests.

Retained interests and other assets consisted of the following at December 31:

	2007	2006
Interest-only strips	$9,030	$14,898
Cash collateral accounts	18,784	19,217
Servicing advances	132	208

Total retained interests	$27,946	$34,323

At December 31, 2007, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows ($ in millions):

		Adverse Change in Assumptions
		10%	20%
Weighted average life of collateral (in months)	16.0
Prepayment speed (CPR)	16-42%	$0.7	$1.3
Expected credit losses (based on original balance)	0.35-1.66%	0.7	1.4
Residual cash flows discount rate (annual)	12.0%	0.1	0.2

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent adverse variation in assumptions generally can not be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. Realistically, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Actual and projected net credit losses represented 1.32% of total automobile loans that have been securitized at December 31, 2007, based on original balances at the time of the initial securitization.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

The following table summarizes certain cash flows received from and paid to the securitization entities for the years ended December 31:

	2007	2006
Proceeds from new securitizations	$168,812	$526,236
Servicing fees received	4,897	6,105
Net charge-offs	(7,629)	(4,871)
Cash collateral account transfers, net	433	4,167
Other cash flows received on retained interests, net	9,362	11,393

At December 31, 2007 securitized automobile loans and other automobile loans managed together with them along with delinquency and credit loss information consisted of the following:

	Securitized	Portfolio	Total Managed
Loan balances	$612,609	$316,910	$929,519
Principal amounts of loans 60 days or more past due	3,829	771	4,600
Net credit losses	7,672	784	8,456

From time to time, the Corporation also purchased and immediately sold certain debt securities classified as available for sale that are highly rated to a QSPE whose activities were limited to issuing highly rated asset-backed commercial paper with maturities up to 180 days that was used to finance the purchase of the debt securities. In order to be sold, the debt securities were required to meet predetermined eligibility requirements that are primarily based on their credit rating.

The Corporation provided liquidity back-up in the form of liquidity purchase agreements. In addition, a subsidiary of the Corporation entered into interest rate swaps with the QSPE designed to counteract the interest rate risk associated with third party beneficial interests and the debt securities.

During 2007, the QSPE experienced difficulty finding investors for its commercial paper. The lack of investor demand was consistent with what many smaller issuers of commercial paper in the asset backed commercial paper market had been experiencing and appeared to be happening regardless of the underlying assets that served as collateral for the related commercial paper outstanding. On October 31, 2007, the Corporation acquired for cash the $406.1 million of highly rated debt securities that served as collateral for the QSPE’s commercial paper outstanding in accordance with the liquidity purchase agreements and the QSPE was liquidated. At the time the Corporation acquired the outstanding debt securities that served as collateral for commercial paper, the difference between market value and the carrying amount was insignificant.

Highly rated investment securities in the amount of $358.9 million were outstanding at December 31, 2006 in the QSPE to support the outstanding commercial paper.

The Corporation also holds other variable interests in variable interest entities.

The Corporation is committed to community reinvestment and is required under federal law to take affirmative steps to meet the credit needs of the local communities it serves. The Corporation regularly invests in or lends to entities that: own residential facilities that provide housing for low-to-moderate income families (affordable housing projects); own commercial properties that are involved in historical preservations (rehabilitation projects); or provide funds for qualified low income community investments. These projects are generally located within the geographic markets served by the Corporation’s banking segment. The Corporation’s involvement in these entities is limited to providing funding in the form of subordinated debt or equity interests. At December 31, 2007, the aggregate carrying value of investments in the form of subordinated debt amounted to $3.9 million and represented an involvement in nine unrelated entities.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

Generally, the economic benefit from the equity investments consists of the income tax benefits obtained from the Corporation’s allocated operating losses from the partnership that are tax deductible, allocated income tax credits for projects that qualify under the Internal Revenue Code and in some cases, participation in the proceeds from the eventual disposition of the property. The Corporation uses the equity method of accounting to account for these investments. To the extent a project qualifies for income tax credits, the project must continue to qualify as an affordable housing project for fifteen years, a rehabilitation project for five years, or a qualified low income community investment for seven years in order to avoid recapture of the income tax credit which generally defines the time the Corporation will be involved in a project.

The Corporation’s maximum exposure to loss as a result of its involvement with these entities is generally limited to the carrying value of these investments plus any unfunded commitments on projects that are not completed. At December 31, 2007, the aggregate carrying value of the subordinated debt and equity investments was $33,395 and the amount of unfunded commitments outstanding was $26,349.

11. Premises and Equipment

The composition of premises and equipment at December 31 was:

	2007	2006
Land	$121,483	$107,556
Building and leasehold improvements	508,090	473,556
Furniture and equipment	289,959	282,448

	919,532	863,560
Less: Accumulated depreciation	449,653	427,144

Total premises and equipment, net	$469,879	$436,416

Depreciation expense from continuing operations was $43,117 in 2007, $42,408 in 2006, and $36,028 in 2005.

The Corporation leases certain of its facilities and equipment. Rent expense under such operating leases was $29,172 in 2007, $23,751 in 2006, and $18,414 in 2005.

The future minimum lease payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year for 2008 through 2012 are $26,994, $26,415, $23,874, $19,926, and $18,109, respectively.

12. Goodwill and Other Intangibles

SFAS 142, Goodwill and Other Intangible Assets adopts an aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated (those units are referred to as Reporting Units). A Reporting Unit is an operating segment as defined in SFAS 131 or one level below an operating segment.

SFAS 142 provides specific guidance for testing goodwill and intangible assets that are not amortized for impairment. Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a Reporting Unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. Intangible assets that are not amortized are also tested annually.

The Corporation has elected to perform its annual test for goodwill impairment during the second quarter. Accordingly, the Corporation updated the analysis to June 30, 2007 and concluded that there continues to be no impairment with respect to goodwill at any reporting unit.

In conjunction with the Separation, the Corporation reorganized its operating segments and accordingly, updated its test for goodwill impairment and concluded that there continues to be no impairment with respect to goodwill at any reporting unit as of November 30, 2007.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2007 and 2006 are as follows:

	Banking	Others	Total
Goodwill balance as of December 31, 2005	$809,376	$7,804	$817,180
Goodwill acquired during the period	615,942	21,251	637,193
Purchase accounting adjustments	(121)	1	(120)

Goodwill balance as of December 31, 2006	1,425,197	29,056	1,454,253
Goodwill acquired during the period	228,076	16,747	244,823
Purchase accounting adjustments	(14,362)	231	(14,131)

Goodwill balance as of December 31, 2007	$1,638,911	$46,034	$1,684,945

Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs or exit liabilities, if any, and the reduction of goodwill allocated to sale transactions. For the year ended December 31, 2007, purchase accounting adjustments for Banking represent adjustments related to the initial goodwill recorded for Gold Banc and Trustcorp, a reduction in goodwill allocated to the divestiture of the Tulsa, Oklahoma branches, and reduction in goodwill related to the divestiture of an insignificant business line. Purchase accounting adjustments for the Others segment includes adjustments to the initial goodwill for the trust reporting unit of Gold Banc. For the year ended December 31, 2006, purchase accounting adjustments for the Banking segment represent a reduction in goodwill allocated to a branch divestiture.

In conjunction with the Separation, the Corporation reorganized its operating segments. The carrying amount of goodwill allocated to these segments are as follows:

	Commercial Banking	Community Banking	Wealth Management	Others	Total
Goodwill balance as of December 31, 2007	$922,264	$560,332	$114,572	$87,777	$1,684,945

The Corporation’s other intangible assets consisted of the following at December 31, 2007:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortiza- tion Period (Yrs)
Other intangible assets:
Core deposit intangible	$220,674	$113,607	$107,067	6.2
Trust customers	11,479	2,924	8,555	6.9
Tradename	1,360	189	1,171	5.0
Other intangibles	4,156	412	3,744	7.0

	$237,669	$117,132	$120,537	6.2

Mortgage loan servicing rights			$2,479

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

The Corporation’s other intangible assets consisted of the following at December 31, 2006:

	Gross Carrying Value	Accumulated Amortiza- tion	Net Carrying Value	Weighted Average Amortization Period (Yrs)
Other intangible assets:
Core deposit intangible	$207,805	$96,002	$111,803	6.1
Trust customers	6,750	1,930	4,820	8.0

	$214,555	$97,932	$116,623	6.2

Mortgage loan servicing rights			$2,057

Amortization expense of other acquired intangible assets amounted to $19,199, $17,178 and $11,404 in 2007, 2006 and 2005, respectively. Amortization of mortgage servicing rights was $1,352, $1,465 and $1,650 in 2007, 2006 and 2005, respectively.

The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five years are:

2008	$18,277
2009	15,651
2010	13,155
2011	11,292
2012	9,611

Mortgage loan servicing rights are subject to the prepayment risk inherent in the underlying loans that are being serviced. The actual remaining life could be significantly different due to actual prepayment experience in future periods.

At December 31, 2007 and 2006, none of the Corporation’s other intangible assets were determined to have indefinite lives.

13. Deposits

The composition of deposits at December 31 was:

	2007	2006
Noninterest bearing demand	$6,174,281	$6,143,744
Savings and NOW	13,903,479	12,081,260

CDs $100,000 and over	8,075,691	8,001,500
Cash flow hedge—Institutional CDs	18,027	(970)

Total CDs $100,000 and over	8,093,718	8,000,530

Other time deposits	4,412,933	4,821,233
Foreign deposits	2,606,943	3,580,005

Total deposits	$35,191,354	$34,626,772

At December 31, 2007 and 2006, brokered deposits amounted to $6,072 million and $5,411 million, respectively.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

At December 31, 2007, the scheduled maturities for CDs $100,000 and over, other time deposits, and foreign deposits were:

2008	$11,811,270
2009	805,009
2010	370,644
2011	272,252
2012 and thereafter	1,836,392

Total	$15,095,567

14. Short-term Borrowings

Short-term borrowings at December 31 were:

	2007	2006
Federal funds purchased and security repurchase agreements	$2,262,355	$2,838,618
Cash flow hedge—Federal funds	—	138

Federal funds purchased and security repurchase agreements	2,262,355	2,838,756
U.S. Treasury demand notes	98,113	36,721
U.S. Treasury demand notes—term	2,150,000	—
Bank notes	1,227,659	—
Commercial paper	798,986	521,549
Federal Home Loan Bank (FHLB) notes payable	260,000	200,000
Other	13,897	11,956

Subtotal	6,811,010	3,608,982
Current maturities of long-term borrowings	1,665,372	2,815,753

Total short-term borrowings	$8,476,382	$6,424,735

U.S. Treasury demand notes—term represent a term note issued by the U.S. Treasury for treasury, tax and loan. The term of this note was five days.

During 2007, holders of approximately $1.2 billion of the Corporation’s senior bank notes—Extendible Monthly Securities elected not to extend. As a result, the notes are due between August 2008 and October 2008 and, accordingly were reclassified from long-term borrowings to short-term borrowings. This reclassification is considered a non-cash transaction for purposes of the Consolidated Statements of Cash Flows.

The Corporation issues commercial paper in order to meet short-term funding needs. Maturities of commercial paper range from 1 day to 270 days. At December 31, 2007, commercial paper in the amount of $244,739 represented obligations of M&I LLC that existed prior to the Separation. As of November 1, 2007, the commercial paper program for M&I LLC was closed and a new commercial paper program was established for the Corporation.

At December 31, 2007, the FHLB short-term notes payable with an interest rate of 4.21%, matured on January 2, 2008. The Corporation was required to pledge mortgage related assets as collateral to the FHLB to secure the borrowing.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

15. Long-term Borrowings

Long-term borrowings at December 31 were:

	2007	2006
M&I LLC:
Medium-term notes Series E, F and MiNotes	$451,509	$468,118
4.375% senior notes	599,080	598,532
5.626% senior notes	398,162	—
3.90% junior subordinated debt securities	—	397,052
7.65% junior subordinated deferrable interest debentures	—	199,355
5.80% junior subordinated debt securities	15,583	15,270
Floating rate junior subordinated debt securities	30,475	30,831
6.00% junior subordinated deferrable interest debentures	37,767	37,651
10.60% junior subordinated deferrable interest debentures	16,394	16,901
Floating rate junior subordinated deferrable interest debentures	10,000	—
Floating rate junior subordinated deferrable interest debentures	5,000	—
Floating rate subordinated notes	33,612	34,515

Subsidiaries:
Borrowings from Federal Home Loan Bank (FHLB):
Floating rate advances	800,000	1,410,000
Cash flow hedge	38,331	(6,235)

Floating rate advances	838,331	1,403,765
Fixed rate advances	1,780,639	1,022,225
Senior bank notes:
Floating rate bank notes	1,749,316	1,623,913
Cash flow hedge	13,034	2,262

Floating rate bank notes	1,762,350	1,626,175
Fixed rate bank notes	1,923,377	2,110,444
Senior bank notes—Amortizing bank notes	72,692	109,006
Senior bank notes—Extendible Monthly Securities	21,993	499,813
Senior bank notes—Puttable Reset Securities	—	1,000,126
Subordinated bank notes:
Floating rate subordinated bank notes	600,000	—
Fixed rate subordinated bank notes	1,275,497	1,270,375
Nonrecourse notes	265	1,620
Other	52	134

Total long-term borrowing including current maturities	9,872,778	10,841,908
Less current maturities	(1,665,372)	(2,815,753)

Total long-term borrowings	$8,207,406	$8,026,155

As a result of the Separation on November 1, 2007, Marshall & Ilsley Corporation (Accounting Predecessor to New Marshall & Ilsley Corporation) became M&I LLC and all amounts remaining under existing shelf registration statements were deregistered. There will be no further issuances of debt by M&I LLC.

At December 31, 2007, Series E notes outstanding amounted to $80,000 with fixed rates of 4.50% to 5.02%. Series E notes outstanding mature at various times and amounts through 2023. The MiNotes, issued in minimum denominations of one thousand dollars or integral multiples of one thousand dollars, may have maturities ranging from nine months to 30 years and may be at fixed or floating rates. At December 31, 2007, MiNotes outstanding amounted

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

to $125,896 with fixed rates of 3.25% to 6.00%. MiNotes outstanding mature at various times through 2030. At December 31, 2007, Series F notes outstanding amounted to $250,000 with a fixed rate of 5.35%. The Series F notes mature in 2011.

During 2004, the Corporation issued $600 million of 4.375% senior notes. Interest is paid semi-annually and the notes mature on August 1, 2009.

During 2007, the Corporation remarketed the 3.90% STACKSSM of M&I Capital Trust B that were originally issued in 2004 as components of the Corporation’s 6.50% Common SPACESSM. In connection with the remarketing, the annual interest rate on the remarketed STACKS was reset at 5.626%, M&I Capital Trust B was liquidated and $400 million of 5.626% senior notes that mature on August 17, 2009 were issued by the Corporation in exchange for the outstanding STACKS. Each Common SPACES also included a stock purchase contract requiring the holder to purchase, in accordance with a settlement rate formula, shares of the Corporation’s common stock. The Corporation issued 9,226,951 shares of its common stock in settlement of the stock purchase contracts in exchange for $400.0 million in cash.

In December 1996, the Corporation formed M&I Capital Trust A, which issued $200 million in liquidation or principal amount of cumulative preferred capital securities. Holders of the capital securities were entitled to receive cumulative cash distributions at an annual rate of 7.65% payable semiannually. During 2007, the Corporation’s 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% cumulative preferred capital securities were called and M&I Capital Trust A was liquidated. The loss of $9.5 million associated with the call is included in Losses on Termination of Debt in the Corporation’s Consolidated Statements of Income for the year ended December 31, 2007.

In conjunction with the acquisitions of Excel, Gold Banc and Trustcorp, M&I LLC acquired all of the common interests in six trusts that issued cumulative preferred capital securities that are supported by junior subordinated deferrable interest debentures. These trusts are 100% owned unconsolidated finance subsidiaries of the Corporation. M&I LLC has fully and unconditionally guaranteed the securities that the trusts have issued. The junior subordinated deferrable interest debentures qualify as “Tier 1” capital for regulatory capital purposes.

Gold Banc Trust III was formed in March 2004, and issued $16,000 of trust-preferred securities to institutional investors. Gold Banc Trust III used the proceeds from the issuance of the trust-preferred securities, as well as Gold Banc’s $495 capital investment in the trust, to purchase $16,495 of junior subordinated debt securities issued by Gold Banc. The debentures mature on April 23, 2034, and may be redeemed, at the option of the Corporation after April 23, 2009. The interest rate of the debentures is fixed at 5.80% for a five-year period through April 23, 2009. Thereafter, interest is at a floating rate equal to the three-month London Inter-Bank Offered Rate (“LIBOR”) plus 2.75%, adjustable quarterly. Interest is payable quarterly. The dividend rate on the trust-preferred securities is identical to the interest rate of the related junior subordinated deferrable interest debentures.

Gold Banc Trust IV was formed in March 2004, and issued $30,000 of trust-preferred securities to institutional investors. Gold Banc Trust IV used the proceeds from the issuance of the trust-preferred securities, as well as Gold Banc’s $928 capital investment in the trust, to purchase $30,928 of floating rate junior subordinated debt securities issued by Gold Banc. The debentures mature on April 7, 2034 and may be redeemed, at the option of the Corporation after April 7, 2009. The interest rate of the debentures is a floating rate equal to three-month LIBOR plus 2.75%, adjustable quarterly. Interest is payable quarterly. The dividend rate on the trust-preferred securities is identical to the interest rate of the related junior subordinated deferrable interest debentures.

Gold Banc Capital Trust V was formed in November 2004, and issued $38,000 of trust-preferred securities to institutional investors. Gold Banc Capital Trust V used the proceeds from the issuance of the trust-preferred securities, as well as Gold Banc’s $1,176 capital investment in the trust, to purchase $39,176 of junior subordinated deferrable interest debentures issued by Gold Banc. The debentures mature on December 15, 2034, and may be redeemed, at the

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

option of the Corporation after December 15, 2009. The interest rate of the debentures is fixed at 6.00% for a five-year period through December 15, 2009. Thereafter, interest is at a floating rate equal to three-month LIBOR plus 2.10%, adjustable quarterly. Interest is payable quarterly. The dividend rate on the trust-preferred securities is identical to the interest rate of the related junior subordinated deferrable interest debentures.

Trustcorp Statutory Trust I was formed in August 2000, and issued $15,000 of 10.60% Cumulative Preferred Trust Securities. Trustcorp Statutory Trust I used the proceeds from the issuance of the cumulative preferred trust securities, as well as Trustcorp’s $464 capital investment in the trust, to purchase $15,464 of junior subordinated deferrable interest debentures issued by Trustcorp. The debentures mature on September 7, 2030. Interest is payable semi-annually. The dividend rate on the cumulative preferred trust securities is identical to the interest rate of the related junior subordinated deferrable interest debentures.

EBC Statutory Trust I was formed for the purpose of issuing $10,000 of Trust I Preferred Securities to third-party investors and investing the proceeds from the sale of the Trust I Preferred Securities, as well as Excel’s $310 capital investment in the trust to purchase $10,310 of floating rate junior subordinated deferrable debentures issued by Excel. The debentures mature on December 18, 2031, or upon earlier redemption as provided in the indenture. The interest rate of the debentures is a floating rate equal to three-month LIBOR plus 3.60%, adjustable quarterly.

EBC Statutory Trust II was formed for the purpose of issuing $5,000 of Trust II Preferred Securities to third-party investors and investing the proceeds from the sale of the Trust II Preferred Securities, as well as Excel’s $155 capital investment in the trust to purchase $5,155 of floating rate junior subordinated deferrable debentures issued by Excel. The debentures mature on March 26, 2032, or upon earlier redemption as provided in the indenture. The interest rate of the debentures is a floating rate equal to three-month LIBOR plus 3.60%, adjustable quarterly.

The Corporation’s floating rate subordinated-debt securities mature November 2011 and pay interest semiannually at a variable rate, based upon six-month LIBOR plus 3.75%.

On November 6, 2007, New Marshall & Ilsley Corporation filed a shelf registration statement pursuant to which the Corporation is authorized to raise up to $1.9 billion through sales of corporate debt and/or equity securities with a relatively short lead time. There were no issuances under this registration statement in 2007.

Fixed rate FHLB advances have interest rates, which range from 3.30% to 8.47% and mature at various times in 2008 through 2017. At December 31, 2007, floating rate FHLB advances outstanding mature at various times between 2011 and 2013. The interest rate is reset monthly based on one-month LIBOR.

The Corporation is required to maintain unencumbered first mortgage loans and mortgage-related securities such that the outstanding balance of FHLB advances does not exceed 85% (70% for multi-family) of the book value of this collateral. In addition, a portion of these advances are collateralized by all FHLB stock.

The floating rate senior bank notes have interest rates based on one-month or three-month LIBOR with a spread that ranges from a minus 0.03% to a plus 0.30%. Interest payments are either monthly or quarterly. The floating rate senior bank notes outstanding mature at various times and amounts from 2008 to 2011.

The fixed rate senior bank notes have interest rates, which range from 2.90% to 5.52% and pay interest semi-annually. The fixed rate senior bank notes outstanding mature at various times and amounts from 2008 through 2017.

The senior bank notes—Amortizing have a maturity date of August 18, 2009. The senior bank notes pay interest semi-annually at a fixed semi-annual coupon interest rate of 2.90%. In addition, principal in the amount of $18,182 is paid every coupon payment period beginning on August 18, 2004 and ending on August 18, 2009.

The senior bank notes—Extendible Monthly Securities had an initial stated maturity date of December 15, 2006. The noteholders may elect to extend the maturity date through 2011. The interest rate is floating based upon LIBOR plus a contractually specified spread and reset monthly. The applicable spread to LIBOR is initially minus 0.02%,

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

0.00% in year two, and for the remaining term is LIBOR plus, 0.01% in year three, 0.03% in years four and five and 0.04% to maturity in 2011.

The Puttable Reset Securities (“PURS”), senior bank notes issued by M&I Bank, with an original maturity date of December 15, 2016, had the provision in certain circumstances, to be put back to the issuing bank at par prior to final maturity. The notes were also subject to the exercise of a call option by a certain broker-dealer. Beginning December 15, 2003 and each December 15 thereafter until and including December 15, 2015, the broker-dealer had the right to purchase all of the outstanding notes from the noteholders at a price equal to 100% of the principal amount of the notes and then remarket the notes. However, if the broker-dealer did not purchase the notes on the aforementioned date(s), each holder of outstanding notes would have been deemed to have put all of the holder’s notes to the issuing bank at a price equal to 100% of the principal amount of the notes and the notes would be completely retired. In December 2007, the Corporation purchased the right to remarket the PURS and retired the outstanding notes. The Corporation realized a loss of $74.2 million, which is included in Losses on Termination of Debt in the Corporation’s Consolidated Statements of Income for the year ended December 31, 2007.

During 2007, M&I Bank issued $600 million of floating rate subordinated bank notes. The notes mature on December 4, 2012 and have an interest rate based on the three-month LIBOR plus 0.27%, adjustable quarterly. Interest is payable quarterly. The floating rate subordinated bank notes are callable by the issuer in March 2008 and June 2008. At December 31, 2007, 80% of the floating rate subordinated bank notes qualified as “Tier 2” or supplementary capital for regulatory capital purposes.

The fixed rate subordinated bank notes have interest rates that range from 4.85% to 7.88% and mature at various times in 2010 through 2020. Interest is paid semi-annually. In conjunction with the 2007 acquisition of Excel, M&I Bank assumed $5.0 million of fixed rate subordinated bank notes due June 28, 2020 bearing an interest rate of 5.87%. These notes qualify as “Tier 2” or supplementary capital for regulatory capital purposes.

The nonrecourse notes are reported net of prepaid interest and represent borrowings by the commercial leasing subsidiary from banks and other financial institutions. These notes have a weighted average interest rate of 5.55% at December 31, 2007 and are due in installments over varying periods through 2009. Lease financing receivables at least equal to the amount of the notes are pledged as collateral.

Scheduled maturities of long-term borrowings are $1,897,096, $1,324,078, $1,869,998 and $1,444,807 for 2009 through 2012, respectively.

16. Shareholders’ Equity

The Corporation has 5,000,000 shares of preferred stock authorized, with a par value of $1.00 per share. At December 31, 2007 and 2006 there were no shares of preferred stock outstanding.

During 2004, the Corporation and M&I Capital Trust B issued 16,000,000 units of Common SPACESSM. Each unit has a stated value of $25.00 for an aggregate value of $400.0 million. Each Common SPACES consisted of (i) a stock purchase contract under which the investor agreed to purchase for $25, a fraction of a share of the Corporation’s common stock on the stock purchase date and (ii) a 1/40, or 2.5%, undivided beneficial interest in a preferred security of M&I Capital Trust B, also referred to as the STACKSSM, with each share having an initial liquidation amount of $1,000. The stock purchase date was August 15, 2007. Holders of the STACKS were entitled to receive quarterly cumulative cash distributions through the stock purchase date fixed initially at an annual rate of 3.90% of the liquidation amount of $1,000 per STACKS. In addition, the Corporation was required to make quarterly contract payments under the stock purchase contract at the annual rate of 2.60% of the stated amount of $25 per stock purchase contract.

During 2007, the Corporation remarketed the 3.90% STACKSSM of M&I Capital Trust B that were originally issued in 2004 as components of the Corporation’s 6.50% Common SPACESSM. In connection with the remarketing, the annual interest rate on the remarketed STACKS was reset at 5.626%, M&I Capital Trust B was liquidated and $400 million of 5.626% senior notes that mature on August 17, 2009 were issued by the Corporation in exchange for the

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

outstanding STACKS. Each Common SPACES also included a stock purchase contract requiring the holder to purchase, in accordance with a settlement rate formula, shares of the Corporation’s common stock. Proceeds of the remarketing, after deducting the remarketing fee payable to the remarketing agents, was used to satisfy the obligations of holders of the Common SPACES to purchase the Corporation’s common stock under the stock purchase contract. On August 15, 2007, upon settlement of each stock purchase contract, the Corporation delivered 0.5767 shares of common stock for each SPACES unit, or 9,226,951 shares in total. No fractional shares were issued upon settlement of the stock purchase contracts.

The Corporation issues treasury common stock in conjunction with exercises of stock options and restricted stock, acquisitions, and from time-to-time issues treasury stock to fund a portion of its retirement plan obligations. Treasury shares are acquired from restricted stock forfeitures, shares tendered to cover tax withholding associated with stock option exercises and vesting of key restricted stock and mature shares tendered for stock option exercises in lieu of cash. Under its approved share repurchase program, the Corporation is currently authorized to repurchase up to 12 million shares of its common stock per year. During 2007, the Corporation completed three accelerated repurchase transactions as well as open market repurchase transactions under its approved share repurchase program. In the aggregate, the Corporation acquired 10,765,889 shares of its common stock in these transactions. Total consideration in these transactions amounted to $437.1 million and consisted of cash of $434.5 million and common treasury stock valued at $2.6 million. In conjunction with the initial accelerated repurchase transaction executed in 2007, the Corporation used 54,035 shares of its treasury common stock to share-settle the final settlement obligation. The Corporation repurchased 1.0 million shares with an aggregate cost of $41.8 million in 2006. There were no shares repurchased in accordance with the approved plan during 2005.

During 2005, the Corporation was party to an equity distribution agreement that is described in the Prospectus Supplement dated October 17, 2005. Under the equity distribution agreement, the Corporation could offer and sell up to 3.5 million shares of its common stock from time to time through certain designated sales agents. No sales occurred during the fiscal years ended December 31, 2007 and 2006. During 2005, the Corporation issued 155,000 shares of its common stock. The net proceeds from the sale amounted to $6,651. As a result of the Separation, no further sales may occur under this agreement.

The Corporation sponsors a deferred compensation plan for its non-employee directors and the non-employee directors and advisory board members of its affiliates. Participants may elect to have their deferred fees used to purchase M&I common stock with dividend reinvestment. Such shares will be distributed to plan participants in accordance with the plan provisions. At December 31, 2007 and 2006, 837,350 and 607,973 shares of M&I common stock, respectively, were held in a grantor trust. The aggregate cost of such shares is included in Deferred Compensation as a reduction of Shareholders’ Equity in the Consolidated Balance Sheets and amounted to $18,906 at December 31, 2007 and $17,241 at December 31, 2006.

During 2003, the Corporation amended its deferred compensation plan for its non-employee directors and selected key employees to permit participants to defer the gain from the exercise of nonqualified stock options. In addition, the gain upon vesting of restricted common stock to participating executive officers may be deferred. Shares of M&I common stock, which represent the aggregate value of the gains deferred are maintained in a grantor trust with dividend reinvestment. Such shares will be distributed to plan participants in accordance with the plan provisions. At December 31, 2007 and 2006, 686,974 and 540,498 shares of M&I common stock, respectively, were held in the grantor trust. The aggregate cost of such shares is included in Deferred Compensation as a reduction of Shareholders’ Equity in the Consolidated Balance Sheets and amounted to $26,453 at December 31, 2007 and $23,369 at December 31, 2006.

In conjunction with previous acquisitions, the Corporation assumed certain deferred compensation and nonqualified retirement plans for former directors and executive officers of acquired companies. During 2007, the final distribution of shares remaining in the plan was made. At December 31, 2006, 30,657 common shares of M&I stock were maintained in a grantor trust with such shares to be distributed to plan participants in accordance with the provisions of the plans. The aggregate cost of such shares of $689 at December 31, 2006 is included in Deferred Compensation as a reduction of Shareholders’ Equity in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%. Of the 8% required, at least half must be comprised of core capital elements defined as “Tier 1” capital. The Federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3% “Tier 1” capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can result in certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements.

At December 31, 2007 and 2006, the most recent notification from the Federal Reserve Board categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation’s category.

To be well capitalized under the regulatory framework, the “Tier 1” capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The Corporation’s risk-based capital and leverage ratios are as follows ($ in millions):

	Risk-Based Capital Ratios
	As of December 31, 2007		As of December 31, 2006
	Amount	Ratio	Amount	Ratio
Tier 1 capital	$5,448.4	10.22%	$3,873.0	7.88%
Tier 1 capital adequacy minimum requirement	2,133.0	4.00	1,965.1	4.00

Excess	$3,315.4	6.22%	$1,907.9	3.88%

Total capital	$7,505.0	14.07%	$5,489.5	11.17%
Total capital adequacy minimum requirement	4,266.0	8.00	3,930.2	8.00

Excess	$3,239.0	6.07%	$1,559.3	3.17%

Risk-adjusted assets	$53,324.8		$49,128.1

	Leverage Ratio
	As of December 31, 2007		As of December 31, 2006
	Amount	Ratio	Amount	Ratio
Tier 1 capital to adjusted total assets	$5,448.4	9.46%	$3,873.0	7.38%
Minimum leverage adequacy requirement	1,728.4–2,880.6	3.00–5.00	1,575.2–2,625.4	3.00–5.00

Excess	$3,720.0–2,567.8	6.46–4.46%	$2,297.8–1,247.6	4.38–2.38%

Adjusted average total assets	$57,612.9		$52,508.3

The Corporation’s risk-based capital and leverage ratios as of December 31, 2006 have not been adjusted for discontinued operations.

All of the Corporation’s banking subsidiaries’ risk-based capital and leverage ratios meet or exceed the defined minimum requirements, and have been deemed well capitalized as of December 31, 2007 and 2006. The following table presents the risk-based capital ratios for the Corporation’s lead banking subsidiary:

	Tier 1	Total	Leverage
M&I Marshall & Ilsley Bank
December 31, 2007	7.88%	12.01%	7.43%
December 31, 2006	7.37	10.89	6.91

At December 31, 2007 and 2006 the estimated deferred tax liabilities that reduced the carrying value of acquired intangibles used in determining Tier 1 capital amounted to $44,563 and $155,183, respectively.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

Banking subsidiaries are restricted by banking regulations from making dividend distributions above prescribed amounts and are limited in making loans and advances to the Corporation. At December 31, 2007, the retained earnings of subsidiaries available for distribution as dividends without regulatory approval, while maintaining well capitalized risk-based capital and leverage ratios, was approximately $1,098.7 million.

17. Income Taxes

Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, and there was no effect on the consolidated financial statements. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Corporation, along with its subsidiaries, files income tax returns in the U.S. and various state jurisdictions. With limited exceptions, the Corporation is no longer subject to examinations by federal and state taxing authorities for taxable years before 2003.

As of December 31, 2007 and the date of adoption, the total amount of gross unrecognized tax benefits was $76.7 million and $76.2 million, respectively, of which $60.1 million and $60.2 million, respectively, relate to benefits that, if recognized, would impact the annual effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of January 1, 2007	$76,172
Additions based on tax positions related to the current year	7,606
Additions for tax positions of prior years	594
Reductions for tax positions of prior years	(780)
Reductions for lapse of statute of limitations	(3,867)
Settlements	(3,028)

Balance as of December 31, 2007	$76,697

The Corporation anticipates it is reasonably possible within twelve months of December 31, 2007, that unrecognized tax benefits of up to approximately $40 million could be realized. The realization would principally result from settlements with taxing authorities as it relates to the tax benefits associated with a 2002 stock issuance and/or how the TEFRA disallowance, as it pertains to tax exempt interest income, should be calculated within a consolidated group.

Upon adoption of FIN 48, the Corporation changed its policy to include interest and penalties related to income tax liabilities in income tax expense. Prior to adoption of FIN 48, the Corporation recorded interest and penalties related to income tax liabilities to other expense, a component of Income Before Income Taxes. The total amount of net interest expense included in the income statement as it pertains to the unrecognized tax benefits for 2007 is $0.5 million. This amount is net of interest income received from settlements and reversal of interest expense on lapsing of the statute of limitations and decreases of prior year’s positions. Included in the total liability for unrecognized tax benefits as of year end and the date of adoption is $6.8 million and $6.3 million, respectively, of interest. The Corporation has not accrued any penalties for any unrecognized tax benefits.

Total income tax expense for the years ended December 31, 2007, 2006, and 2005 was allocated as follows:

	2007	2006	2005
Income from continuing operations before income taxes	$213,641	$307,435	$278,124
Shareholders’ Equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(4,251)	(11,430)	(8,882)
Unrealized gains (losses) on accumulated other comprehensive income	(19,262)	11,102	(33,133)

	$190,128	$307,107	$236,109

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

The current and deferred portions of the provision for income taxes of continuing operations were:

	2007	2006	2005
Current:
Federal	$224,580	$254,776	$271,159
State	10,879	13,995	21,443

Total current	235,459	268,771	292,602
Deferred:
Federal	(22,163)	34,925	(14,542)
State	345	3,739	64

Total deferred	(21,818)	38,664	(14,478)

Total provision for income taxes—continuing operations	$213,641	$307,435	$278,124

The following is a reconciliation between the amount of the provision for income taxes of continuing operations and the amount of tax computed by applying the statutory Federal income tax rate (35%):

	2007	2006	2005
Tax computed at statutory rates	$248,703	$334,302	$302,674
Increase (decrease) in taxes resulting from:
Federal tax-exempt income	(18,157)	(19,343)	(21,498)
State income taxes, net of Federal tax benefit	7,296	11,527	13,586
Bank owned life insurance	(13,211)	(10,197)	(9,478)
Federal tax credits	(10,166)	(8,801)	(2,701)
Other	(824)	(53)	(4,459)

Total provision for income taxes—continuing operations	$213,641	$307,435	$278,124

The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

	2007	2006
Deferred tax assets:
Deferred compensation	$61,926	$63,762
Share-based compensation	73,533	65,839
Allowance for loan and lease losses	201,972	170,871
Accrued postretirement benefits	16,029	18,558
Accrued expenses	38,441	20,945
Net Operating Loss Carryforwards (NOLs)	43,995	41,244
Accumulated other comprehensive income	28,744	9,482
Other	65,466	67,742

Total deferred tax assets before valuation allowance	530,106	458,443
Valuation allowance	(80,167)	(73,620)

Net deferred tax assets	449,939	384,823

Deferred tax liabilities:
Lease revenue reporting	127,527	123,701
REIT dividends	43,521	26,253
Premises and equipment, principally due to depreciation	18,453	16,110
Deductible goodwill	10,950	7,847
Purchase accounting adjustments	33,621	27,519
Other	29,420	32,853

Total deferred tax liabilities	263,492	234,283

Net deferred tax asset	$186,447	$150,540

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

The Corporation continues to carry a valuation allowance to reduce certain state deferred tax assets which include, in part, certain state net operating loss carryforwards which expire at various times through 2022. At December 31, 2007, the Corporation believes it is more likely than not that these items will not be realized. However, as time passes the Corporation will be able to better assess the amount of tax benefit it will realize from using these items.

In 2006, the Corporation was awarded a $75 million allocation of tax credit authority under the Community Development Financial Institutions Fund. Under the program, the Corporation invested $75 million in a wholly-owned subsidiary, which will make qualifying loans and investments. In return, the Corporation will receive federal income tax credits that will be recognized over seven years, including the year in which the funds were invested in the subsidiary. The Corporation recognizes these tax credits for financial reporting purposes in the same year the tax benefit is recognized in the Corporation’s tax return. The investment resulted in a tax credit that reduced income tax expense by $3,750 in 2007 and 2006, respectively.

18. Stock Option, Restricted Stock and Employee Stock Purchase Plans

The Corporation has equity incentive plans (collectively, the “Equity Incentive Plans”) which provide for the grant of nonqualified and incentive stock options, stock appreciation rights, rights to purchase shares of restricted stock and the award of restricted stock units to key employees and directors of the Corporation at prices ranging from zero to the market value of the shares at the date of grant. The Equity Incentive Plans generally provide for the grant of options to purchase shares of the Corporation’s common stock for a period of ten years from the date of grant. Stock options granted generally become exercisable over a period of three years from the date of grant. However, stock options granted to directors of the Corporation vest immediately and stock options granted after 1996 provide immediate vesting for grants to individuals who meet certain age and years of service criteria at the date of grant. Restrictions on stock or units issued pursuant to the Equity Incentive Plans generally lapse within a three to seven year period.

In connection with the Separation, the Corporation and Metavante entered into an Employee Matters Agreement to allocate between them the assets, liabilities, and responsibilities with respect to certain employee compensation, benefit plans and programs, and certain employment matters with respect to their employees (the “Employee Matters Agreement”). On November 1, 2007, in connection with the Separation, the Marshall & Ilsley stock options awarded to Metavante employees and outstanding at November 1, 2007 were converted to Metavante stock options in accordance with the formula prescribed in the Employee Matters Agreement. Upon the conversion, the outstanding Marshall & Ilsley stock options awarded to Metavante employees were cancelled and are available for future awards to employees of the Corporation. Marshall & Ilsley stock options awarded to Marshall & Ilsley employees and outstanding at November 1, 2007 were converted to stock options of the New Marshall & Ilsley in accordance with the formula prescribed in the Employee Matters Agreement. The conversion formula was intended to retain, following the Separation, the aggregate spread and the ratio of exercise price to the share value on the options as the option holders had immediately prior to the Separation, thereby maintaining the intrinsic value of the options. Such options were subject to the same terms and conditions (including vesting) as the corresponding Marshall & Ilsley option to which it related. The Corporation determined that no incremental stock compensation expense was recognized as a result of the conversion because the fair value of the outstanding option awards immediately after the Separation was less than the fair value of the option awards immediately before the Separation.

The Corporation also has a long-term incentive plan. Under this plan, performance units may be awarded from time to time. Once awarded, additional performance units will be credited to each participant based on dividends paid by the Corporation on its common stock. At the end of a designated vesting period, participants will receive a cash award equal to the Corporation’s average common stock price over the last five days of the vesting period multiplied by some percent (0%-275%) of the initial performance units credited plus those additional units credited as dividends based on the established performance criteria. The vesting period is three years from the date the performance units were awarded.

The Corporation also has a qualified employee stock purchase plan (the “ESPP”) which gives employees who elect to participate in the plan the right to acquire shares of the Corporation’s common stock at a purchase price which

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

is 85 percent of the fair market value of the Corporation’s common stock on the last day of each three month period within the one–year offering period which extends from July 1 to June 30. Prior to July 1, 2006, the ESPP gave employees, who elected to participate in the plan, the right to acquire shares of the Corporation’s common stock at the purchase price, which was 85 percent of the lesser of the fair market value of the Corporation’s common stock on the first or last day of the one–year offering period (“look–back feature”). Effective July 1, 2006, the ESPP plan was amended to eliminate the look–back feature. Employee contributions under the ESPP are made ratably during the plan period. Employees may withdraw from the plan prior to the end of the one year offering period.

In conjunction with the Separation, Metavante employees that had elected to participate in the ESPP were refunded their accumulated cash balances in accordance with the Employee Matters Agreement.

Under the fair value method of accounting, compensation cost is measured at the grant date based on the fair value of the award using an option–pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, expected dividends and the risk–free interest rate over the expected life of the option. The resulting compensation cost for stock options that vest is recognized over the service period, which is usually the vesting period.

Activity relating to nonqualified and incentive stock options was:

	Number of Shares	Option Price Per Share	Weighted –Average Exercise Price
Shares under option at December 31, 2004	22,878,097	$10.13–44.20	$30.70
Options granted	3,911,980	40.49–47.02	42.81
Options lapsed or surrendered	(284,399)	22.80–42.82	36.76
Options exercised	(1,850,361)	10.13–41.95	23.49

Shares under option at December 31, 2005	24,655,317	$15.94–47.02	$33.09
Options granted	4,215,841	41.30–48.54	47.58
Vested options exchanged in acquisition	532,133	5.71–43.67	12.99
Options lapsed or surrendered	(376,724)	26.14–48.07	42.30
Options exercised	(2,702,031)	5.71–44.95	25.25

Shares under option at December 31, 2006	26,324,536	$5.71–48.54	$35.68
Options granted	4,190,533	41.21–49.20	42.43
Vested options exchanged in acquisition	649,767	0.00–0.00	17.37
Options lapsed or surrendered	(310,564)	16.77–48.07	44.88
Options exercised	(3,345,900)	5.71–45.74	26.82

Shares under option at October 31, 2007	27,508,372	$8.56–49.20	$37.25
Option conversion due to the Separation	9,247,773	6.41–36.82	27.88
Options lapsed or surrendered in connection with the Separation	(5,108,249)	17.06–35.98	29.69
Options granted	15,775	26.48–31.47	29.45
Options lapsed or surrendered	(334,058)	15.53–35.98	23.17
Options exercised	(379,458)	11.99–26.04	22.37

Shares under option at December 31, 2007	30,950,155	$6.41–36.82	$27.70

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

The range of options outstanding at December 31, 2007 were:

	Number of Shares		Weighted-Average Exercise Price		Weighted-Average Aggregate intrinsic Value		Weighted-Average Remaining Contractual Life (In Years)
Price Range	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable
$ 6.41-20.99	3,581,731	3,581,731	$17.08	$17.08	$9.40	$9.40	2.6	2.6
21.00-23.49	5,152,916	5,152,916	22.06	22.06	4.42	4.42	3.8	3.8
23.50-25.99	2,721,760	2,721,760	23.97	23.97	2.51	2.51	4.0	4.0
26.00-28.49	3,058,650	3,052,150	26.14	26.14	0.34	0.34	5.9	5.9
28.50-31.49	7,381,991	4,011,467	31.38	31.36	(4.90)	(4.88)	8.5	7.4
31.50-34.49	5,184,382	3,631,988	32.14	32.10	(5.66)	(5.62)	8.3	8.3
Over $34.50	3,868,725	1,725,868	35.92	35.96	(9.44)	(9.48)	8.9	8.8

	30,950,155	23,877,880	$27.70	$26.14	$(1.22)	$0.34	6.4	5.5

Options exercisable at December 31, 2006 and 2005 were 19,826,071 and 18,451,293, respectively. The weighted-average exercise price for options exercisable was $32.54 at December 31, 2006 and $30.35 at December 31, 2005.

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes closed form option-pricing model for options granted prior to September 30, 2004. A form of a lattice option-pricing model was used for options granted after September 30, 2004.

The grant date fair values and assumptions used to determine such value are as follows:

	2007 (1)		2006	2005
	Post-Separation	Pre-Separation
Weighted-average grant date fair value	$6.36	$7.39	$9.11	$8.78
Assumptions:
Risk-free interest rates	3.71–3.74%	4.10–5.50%	4.22–5.66%	3.70–4.64%
Expected volatility	19.90%	16.60–19.90%	18.20–18.50%	13.12–18.50%
Expected term (in years)	6.8–7.2	6.5–7.3	6.3–7.2	6.0
Expected dividend yield	2.91%	2.33–2.91%	2.20–2.29%	2.11%

(1)	The data for 2007 has been separated to show the grant date fair values and assumptions prior to and after the Separation.

The total intrinsic value of nonqualified and incentive stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $72.3 million, $55.2 million and $37.0 million, respectively. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 amounted to $30.2 million, $47.4 million and $29.8 million, respectively.

There was approximately $33.0 million and $40.6 million of total unrecognized compensation expense related to unvested nonqualified and incentive stock options at December 31, 2007 and 2006, respectively. The total unrecognized compensation expense will be recognized over a weighted average period of 1.5 years. For awards with graded vesting, compensation expense was recognized using an accelerated method prior to the adoption of SFAS 123(R) and is recognized on a straight line basis for awards granted after the effective date.

For the years ended December 31, 2007, 2006 and 2005 the expense for nonqualified and incentive stock options that is included in Salaries and Employee Benefits expense in the Consolidated Statements of Income amounted to $19.5 million, $23.3 million and $22.5 million, respectively. These amounts are considered non-cash expenses for the Statements of Cash Flow purposes.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

For the years ended December 31, 2007, 2006 and 2005 the expense for directors’ nonqualified and incentive stock options that is included in Other Expense in the Consolidated Statements of Income amounted to $0.2 million, $0.6 million and $0.7 million, respectively.

Activity relating to the Corporation’s Restricted Stock Purchase Rights was:

	December 31
	2007	2006	2005
Restricted stock purchase rights outstanding—Beginning of Year	—	—	—
Restricted stock purchase rights granted	335,900	220,855	183,700
Restricted stock purchase rights exercised	(335,900)	(220,855)	(183,700)

Restricted stock purchase rights outstanding—End of Year	—	—	—

Weighted-average grant date market value	$43.17	$47.21	$42.88
Aggregate compensation expense	$9,101	$6,024	$4,529
Unamortized deferred compensation	$15,011	$16,686	$13,794

Restrictions on stock issued pursuant to the exercise of stock purchase rights generally lapse within a three to seven year period. Accordingly, the compensation related to issuance of the rights is amortized over the vesting period. At December 31, 2007, the unamortized compensation expense will be recognized over a weighted average period of 2.2 years. These amounts are considered non-cash expenses for the Statements of Cash Flow purposes.

Marshall & Ilsley restricted common stock outstanding on November 1, 2007 was converted to shares of common stock of New Marshall & Ilsley and Metavante in the same manner as the other holders of Marshall & Ilsley were converted. Unvested restricted stock is subject to the same terms and conditions (including vesting) as the corresponding Marshall & Ilsley restricted common stock award to which it related.

Compensation under the long-term incentive plan is paid in cash at the end of the designated vesting period. This plan meets the definition of a liability award. Unlike equity awards, liability awards are remeasured at fair value at each balance sheet date until settlement. For the years ended December 31, 2007, 2006 and 2005 the expense for the Long-Term Incentive Plan that is included in Salaries and Employee Benefits expense in the Consolidated Statements of Income amounted to $1.6 million, $8.6 million and $8.6 million, respectively.

The compensation cost per share for the ESPP was $7.44 and $9.96 for the plan years ended June 30, 2007 and 2006, respectively. Employee contributions under the ESPP are made ratably during the plan period. Employees may withdraw from the plan prior to the end of the one year offering period. The total shares to be purchased are estimated at the beginning of the plan period based on total expected contributions for the plan period and 85% of the market price at that date. During 2007 and 2006, common shares purchased by employees under the ESPP amounted to 375,401 and 511,301, respectively. For the years ended December 31, 2007, 2006 and 2005 the total expense for the ESPP that is included in Salaries and Employee Benefits expense in the Consolidated Statements of Income amounted to $1.6 million, $1.8 million and $1.9 million, respectively. These amounts are considered non-cash expenses for the Statements of Cash Flow purposes.

Shares reserved for the granting of options and stock purchase rights at December 31, 2007 were 14,170,933.

19. Employee Retirement and Health Plans

In accordance with the Employee Matters Agreement, active employees of Metavante Technologies, Inc. exited the Marshall & Ilsley welfare plans and became covered under new plans adopted by Metavante Technologies, Inc.

The Corporation has a defined contribution program that consists of a retirement plan and employee stock ownership plan for substantially all employees. The retirement plan provides for a guaranteed contribution to eligible participants equal to 2% of compensation. At the Corporation’s option, an additional profit sharing amount may also be

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

contributed to the retirement plan and may vary from year to year up to a maximum of 6% of eligible compensation. Under the employee stock ownership plan, employee contributions into the retirement plan of up to 6% of eligible compensation are matched up to 50% by the Corporation. Total expense relating to these plans was $42,650, $39,702, and $35,374 in 2007, 2006, and 2005, respectively. Effective as of the Separation, employees of Metavante ceased to be participants in the defined contribution program. The Corporation transferred assets from the trust relating to the Marshall & Ilsley Retirement Program to the trust established for the Metavante profit sharing retirement plan that was equal to account balances of all Metavante employees and former Metavante employees with an account balance under the Marshall & Ilsley Retirement Program.

The Corporation also has supplemental retirement plans to provide retirement benefits to certain of its key executives. Total expense relating to these plans amounted to $3,889 in 2007, $4,587 in 2006, and $3,112 in 2005.

The Corporation sponsors a defined benefit health plan that provides health care benefits to eligible current and retired employees. Eligibility for retiree benefits is dependent upon age, years of service, and participation in the health plan during active service. The plan is contributory and in 1997 and 2002 the plan was amended. Employees hired after September 1, 1997, including employees retained from mergers, will be granted access to the Corporation’s plan upon becoming an eligible retiree; however, such retirees must pay 100% of the cost of health care benefits. The plan continues to contain other cost-sharing features such as deductibles and coinsurance. In addition to the normal monthly funding for claims, the Corporation expects to make an additional contribution to its plan of approximately $5.6 million per year.

In conjunction with the Separation, current and former Metavante employees ceased to be participants in the Corporation’s health plan effective November 1, 2007. A portion of the assets held in a trust that is used to fund such obligations, which included Metavante’s contributions made through November 1, 2007, was transferred by the Corporation to a new trust created by Metavante.

In addition, the Corporation assumed Metavante’s obligation to provide postretirement medical benefits to all of Metavante’s existing retirees eligible for such coverage and those retirement-eligible employees that were also eligible for postretirement medical benefits but had not yet retired as of November 1, 2007. The assets held in a trust that is used to fund such obligations, which included Metavante’s contributions made through November 1, 2007, were retained by the Corporation.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

The measurement date for the 2007 accumulated postretirement benefit obligation (“APBO”) was December 31, 2007. The changes during the year of the APBO for retiree health benefits are as follows:

	2007	2006
Change in Benefit Obligation
APBO, beginning of year	$57,303	$64,148
Service cost	976	1,305
Interest cost on APBO	3,358	3,144
Plan participants’ contributions	2,993	2,807
Actuarial (gains) losses	(1,337)	(7,649)
Gross benefits paid	(7,145)	(6,257)
Less: Federal subsidy on benefits paid	722	647
Acquisitions/divestitures	8,159	(842)

APBO, end of year	$65,029	$57,303

	2007	2006
Change in Plan Assets
Fair value of plan assets, beginning of year	$16,613	$11,283
Actual return on plan assets	1,180	1,480
Employer contribution/payments	9,813	9,161
Plan participants’ contributions	2,993	2,807
Gross benefits paid	(7,145)	(6,257)
Acquisitions/divestitures	8,937	(1,861)

Fair value of plan assets, end of year	$32,391	$16,613

Weighted annual discount rate used in determining ABPO	6.00%	5.75%
Expected long term rate of retirement plan assets	5.25	5.25

As a result of the Separation, the change in benefit obligation and change in plan assets for the retiree health benefits reflect data from continuing operations. The 2007 change in benefit obligation and plan assets from acquisitions/divestitures relate to the Separation. In 2006, the change in acquisitions/divestitures related to the transfer of the external item processing business from Banking to Metavante.

The funded status at the end of the year are as follows:

	2007	2006
Funded Status
Fair value of plan assets	$32,391	$16,613
Benefit obligations	(65,029)	(57,303)

Funded status	$(32,638)	$(40,690)

At December 31, 2007 and 2006, $32,638 and $40,690, respectively, are included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets.

	2007	2006
Amounts Recognized in Accumulated Other Comprehensive Income Consists of
Net actuarial loss	$9,428	$12,328
Prior service cost	(15,029)	(20,027)

Total	$(5,601)	$(7,699)

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

The amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are as follows:

Actuarial (gains)/loss	$301
Prior service (credit)/cost	(2,412)

Total	$(2,111)

The assumed health care cost trend for 2008 was 8.00% for pre-age 65 and post-age 65 retirees. The rate was assumed to decrease gradually to 5.00% for pre-age 65 and post-age 65 retirees in 2014 and remain at that level thereafter.

The weighted average discount rate used in determining the APBO was based on matching the Corporation’s estimated plan duration to a yield curve derived from a portfolio of high-quality corporate bonds with yields within the 10th to 90th percentiles. The portfolio consisted of over 500 actual Aa quality bonds at various maturity points across the full maturity spectrum that were all United States issues.

Net periodic postretirement benefit cost for the years ended December 31, 2007, 2006 and 2005 includes the following components:

	2007	2006	2005
Service cost	$976	$1,305	$1,342
Interest cost on APBO	3,358	3,144	3,661
Expected return on plan assets	(1,116)	(716)	(471)
Prior service amortization	(2,148)	(2,096)	(2,095)
Actuarial loss amortization	416	1,065	661

Net periodic postretirement cost	$1,486	$2,702	$3,098

The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plans. A one-percentage point change on assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on accumulated postretirement benefit obligation	$6,651	$(5,810)
Effect on aggregate service and interest cost	530	(462)

Postretirement medical plan weighted–average asset allocations at December 31, by asset category are as follows:

	2007	2006
Plan Assets by Category
Equity securities	49%	52%
Fixed income securities	47	45
Cash	4	3

Total	100%	100%

The Corporation’s primary investment objective is to achieve a combination of capital appreciation and current income. The long-term target asset mix is 50% fixed income securities and 50% equity securities. Individual fixed income securities may be taxable or tax-exempt and will have maturities of thirty years or less. The average maturity of the portfolio will not exceed ten years.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit program under Medicare (Medicare Part D) as well as a 28% Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Total Without Medicare Part D	Estimated Medicare Part D Subsidy
2008	$4,951	$(771)
2009	5,504	(843)
2010	5,985	(918)
2011	6,505	(987)
2012	6,882	(1,049)
2013-2017	35,678	(5,553)

20. Financial Instruments with Off-Balance Sheet Risk

Financial instruments with off-balance sheet risk at December 31 were:

	2007	2006
Financial instruments whose amounts represent credit risk:
Commitments to extend credit:
To commercial customers	$15,998,615	$15,295,917
To individuals	4,321,591	3,322,136
Commercial letters of credit	85,703	64,034
Mortgage loans sold with recourse	60,805	66,991

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. The majority of the Corporation’s commitments to extend credit generally provide for the interest rate to be determined at the time the commitment is utilized. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Corporation evaluates each customer’s credit worthiness on an individual basis. Collateral obtained, if any, upon extension of credit, is based upon management’s credit evaluation of the customer. Collateral requirements and the ability to access collateral is generally similar to that required on loans outstanding as discussed in Note 8—Loans and Leases.

Commercial letters of credit are contingent commitments issued by the Corporation to support the financial obligations of a customer to a third party. Commercial letters of credit are issued to support payment obligations of a customer as buyer in a commercial contract for the purchase of goods. Letters of credit have maturities which generally reflect the maturities of the underlying obligations. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers. If deemed necessary, the Corporation holds various forms of collateral to support letters of credit.

Certain mortgage loans sold have limited recourse provisions. The losses arising from the limited recourse provisions are not material.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

21. Foreign Exchange Contracts

Foreign exchange contracts are commitments to purchase or deliver foreign currency at a specified exchange rate. The Corporation enters into foreign exchange contracts primarily in connection with trading activities to enable customers involved in international trade to hedge their exposure to foreign currency fluctuations and to minimize the Corporation’s own exposure to foreign currency fluctuations resulting from the above. Foreign exchange contracts include such commitments as foreign currency spot, forward, future and, to a much lesser extent, option contracts. The risks in these transactions arise from the ability of the counterparties to perform under the terms of the contracts and the risk of trading in a volatile commodity. The Corporation actively monitors all transactions and positions against predetermined limits established on traders and types of currency to ensure reasonable risk taking.

Matching commitments to deliver foreign currencies with commitments to purchase foreign currencies minimizes the Corporation’s market risk from unfavorable movements in currency exchange rates.

At December 31, 2007 the Corporation’s foreign currency position resulting from foreign exchange contracts by major currency was as follows (U.S. dollars):

	Commitments to Deliver Foreign Exchange	Commitments to Purchase Foreign Exchange
Currency
Euro	$262,152	$261,939
British Pound Sterling	95,278	95,013
Swiss Franc	51,625	51,644
Canadian Dollar	46,041	45,266
Japanese Yen	12,078	12,007
Australian Dollar	5,369	5,129
Norwegian Kronor	4,153	4,155
Mexican Peso	2,200	2,198
All Other	1,933	1,974

Total	$480,829	$479,325

Average amount of contracts during 2007 to deliver/purchase foreign exchange	$546,481	$547,061

22. Derivative Financial Instruments and Hedging Activities

Interest rate risk, the exposure of the Corporation’s net interest income and net fair value of its assets and liabilities to adverse movements in interest rates, is a significant market risk exposure that can have a material effect on the Corporation’s financial condition, results of operations and cash flows. The Corporation has established policies that neither earnings nor fair value at risk should exceed established guidelines and assesses these risks by modeling the impact of changes in interest rates that may adversely impact expected future earnings and fair values.

The Corporation has strategies designed to confine these risks within the established limits and identify appropriate risk / reward trade-offs in the financial structure of its balance sheet. These strategies include the use of derivative financial instruments to help achieve the desired balance sheet repricing structure while meeting the desired objectives of its customers.

Trading Instruments and Other Free Standing Derivatives

The Corporation enters into various derivative contracts primarily to focus on providing derivative products to customers which enables them to manage their exposures to interest rate risk. The Corporation’s market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

derivative contracts. The offsetting derivative contracts generally have nearly identical notional values, terms and indices. The Corporation uses interest rate futures to economically hedge the exposure to interest rate risk arising from the interest rate swap (designated as trading) entered into in conjunction with its auto securitization activities. Interest rate futures have also been used to economically hedge the exposure to interest rate risk arising from auto loans designated as held for sale and other free standing derivatives.

Interest rate lock commitments on residential mortgage loans intended to be held for sale are considered free standing derivative instruments. The option to sell the mortgage loans at the time the commitments are made are also free standing derivative instruments. The change in fair value of these derivative instruments due to changes in interest rates tend to offset each other and act as economic hedges. At December 31, 2007 and 2006, the estimated fair values of interest rate lock commitments on residential mortgage loans intended to be held for sale and related option to sell were insignificant.

Trading and free standing derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting under SFAS 133. They are carried at fair value with changes in fair value recorded as a component of other noninterest income.

At December 31, 2007, free standing interest rate swaps consisted of $2.7 billion in notional amount of receive fixed / pay floating with an aggregate positive fair value of $67.8 million and $2.2 billion in notional amount of pay fixed / receive floating with an aggregate negative fair value of $55.0 million.

At December 31, 2007, interest rate caps purchased amounted to $56.9 million in notional with an immaterial positive fair value and interest rate caps sold amounted to $56.9 million in notional with an immaterial negative fair value.

At December 31, 2007, the notional value of free standing interest rate futures was $2.4 billion with a negative fair value of $0.3 million.

Fair Value Hedges

The Corporation has fixed rate CDs and fixed rate long-term debt which expose the Corporation to variability in fair values due to changes in market interest rates.

To limit the Corporation’s exposure to changes in interest rates, the Corporation has entered into received-fixed / pay floating interest rate swaps.

The Corporation structures the interest rate swaps so that all of the critical terms of the fixed rate CDs and fixed rate borrowings match the receive fixed leg of the interest rate swaps at inception of the hedging relationship. As a result, the Corporation expects the hedging relationship to be highly effective in achieving offsetting changes in fair value due to changes in market interest rates both at inception and on an ongoing basis.

At December 31, 2007, certain interest rate swaps designated as fair value hedges met the criteria required to qualify for the shortcut method of accounting. Based on the shortcut method of accounting treatment, no ineffectiveness is assumed.

At December 31, 2007, no component of the derivative instruments’ gain or loss was excluded from the assessment of hedge effectiveness for derivative financial instruments designated as fair value hedges.

During 2006, the Corporation terminated fair value hedges on certain long-term borrowings. The adjustment to the fair value of the hedged instrument of $4.7 million is being amortized as expense into earnings over the expected remaining term of the borrowings using the effective interest method.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

The following table presents additional information with respect to selected fair value hedges.

Fair Value Hedges

December 31, 2007

Hedged Item	Hedging Instrument	Notional Amount ($ in millions)	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Fair Value Hedges that Qualify for Shortcut Accounting
Fixed Rate Bank Notes	Receive Fixed Swap	$372.7	$3.1	7.6
Other Fair Value Hedges
Fixed Rate Bank Notes	Receive Fixed Swap	$125.0	$(1.9)	8.5
Institutional CDs	Receive Fixed Swap	50.0	0.3	28.5
Callable CDs	Receive Fixed Swap	520.7	(2.0)	7.9

The impact from fair value hedges to total net interest income for the year ended December 31, 2007 was a negative $2.4 million. The impact to net interest income due to ineffectiveness was a positive $0.3 million for the year ended December 31, 2007.

Cash Flow Hedges

The Corporation has variable rate loans, deposits and borrowings which expose the Corporation to variability in interest payments due to changes in interest rates. The Corporation believes it is prudent to limit the variability of a portion of its interest receipts and payments. To meet this objective, the Corporation enters into various types of derivative financial instruments to manage fluctuations in cash flows resulting from interest rate risk. At December 31, 2007, these instruments consisted of interest rate swaps.

The Corporation regularly originates and holds floating rate commercial loans that reprice monthly on the first business day to one-month LIBOR. As a result, the Corporation’s interest receipts are exposed to variability in cash flows due to changes in one-month LIBOR.

In order to hedge the interest rate risk associated with the floating rate commercial loans indexed to one-month LIBOR, the Corporation has entered into receive fixed / pay LIBOR-based floating interest rate swaps designated as cash flow hedges against the first LIBOR-based interest payments received that, in the aggregate for each period, are interest payments on such principal amount of its then existing LIBOR-indexed floating-rate commercial loans equal to the notional amount of the interest rate swaps outstanding.

Hedge effectiveness is assessed at inception and each quarter on an on-going basis using regression analysis that takes into account reset date differences for certain designated interest rate swaps that reset quarterly. Each month the Corporation makes a determination that it is probable that the Corporation will continue to receive interest payments on at least that amount of principal of its existing LIBOR-indexed floating-rate commercial loans that reprice monthly on the first business day to one-month LIBOR equal to the notional amount of the interest rate swaps outstanding. Ineffectiveness is measured using the hypothetical derivative method and is recorded as a component of interest income on loans.

The Corporation regularly issues floating rate institutional CDs indexed to three-month LIBOR. As a result, the Corporation’s interest payments are exposed to variability in cash flows due to changes in three-month LIBOR.

In order to hedge the interest rate risk associated with floating rate institutional CDs, the Corporation has entered into pay fixed / receive LIBOR-based floating interest rate swaps designated as cash flow hedges against the interest payments on the forecasted issuance of floating rate institutional CDs.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

For certain institutional CDs, hedge effectiveness is assessed at inception and each quarter on an on-going basis using regression analysis that regresses daily observations of three-month LIBOR to itself with a five day mismatch on either side for potential reset date differences between the interest rate swaps and the floating rate institutional CDs. The regression analysis is based on a rolling five years of daily observations. Ineffectiveness is measured using the hypothetical derivative method and is recorded as a component of interest expense on deposits.

The Corporation structures the interest rate swaps so that all of the critical terms of the LIBOR-based floating rate deposits and borrowings match the floating leg of the interest rate swaps at inception of the hedging relationship. As a result, the Corporation expects those hedging relationships to be highly effective in achieving offsetting changes in cash flows due to changes in market interest rates both at inception and on an ongoing basis.

At December 31, 2007, no component of the derivative instruments’ gain or loss was excluded from the assessment of hedge effectiveness for derivative financial instruments designated as cash flow hedges.

Changes in the fair value of the interest rate swaps designated as cash flow hedges are reported in accumulated other comprehensive income. These amounts are subsequently reclassified to interest income or interest expense as a yield adjustment in the same period in which the related interest on the variable rate loans and short-term borrowings affects earnings. Ineffectiveness arising from differences between the critical terms of the hedging instrument and hedged item is recorded in interest income or expense.

The following table summarizes the Corporation’s cash flow hedges.

Cash Flow Hedges

December 31, 2007

Hedged Item	Hedging Instrument	Notional Amount ($ in millions)	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Cash Flow Hedges
Variable Rate Loans	Receive Fixed Swap	$100.0	$(0.7)	0.5
Institutional CDs	Pay Fixed Swap	1,175.0	(18.0)	1.3
FHLB Advances	Pay Fixed Swap	800.0	(38.3)	4.5
Floating Rate Bank Notes	Pay Fixed Swap	550.0	(13.0)	1.9

During 2007, $370 million of FHLB floating rate advances were retired. In conjunction with the retirement of debt, $370 million in notional value of receive floating / pay fixed interest rate swaps designated as cash flow hedges against the retired floating rate advances were terminated. The unrealized gain in accumulated other comprehensive income aggregating $5.3 million ($3.4 million after tax) was recognized and is included in other noninterest income.

The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges, for the year ended December 31, 2007 was a positive $15.3 million. The impact due to ineffectiveness was immaterial. The estimated reclassification from accumulated other comprehensive income in the next twelve months is approximately $10.0 million.

Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of the contracts. The Corporation maintains risk management policies that define parameters of acceptable market risk within the framework of its overall asset/liability management strategies and monitor and limit exposure to credit risk. The Corporation believes its credit and settlement procedures serve to minimize its exposure to credit risk. Credit exposure resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities and other relevant factors. At December 31, 2007, the estimated credit exposure arising from derivative financial instruments was approximately $3.8 million.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

For the years ended December 31, 2006 and 2005, the total effect on net interest income resulting from derivative financial instruments, was a positive $22.4 million and a positive $35.5 million including the amortization of terminated derivative financial instruments, respectively.

23. Fair Value of Financial Instruments

The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 2007 and 2006 are presented in the following table. Derivative financial instruments designated as hedging instruments are included in the book values and fair values presented for the related hedged items. Derivative financial instruments designated as trading and other free standing derivatives are included in Trading securities.

Balance Sheet Financial Instruments ($ in millions)

	2007		2006
	Book Value	Fair Value	Book Value	Fair Value
Financial Assets:
Cash and short term investments	$1,830.8	$1,830.8	$1,454.8	$1,454.8
Trading securities	124.6	124.6	36.2	36.2
Investment securities available for sale	7,442.9	7,442.9	6,909.5	6,909.5
Investment securities held to maturity	374.9	383.2	495.5	507.9
Net loans and leases	45,800.1	46,456.9	41,514.4	41,588.7
Interest receivable	267.8	267.8	279.1	279.1
Financial Liabilities:
Deposits	35,191.4	35,244.7	34,626.8	34,587.8
Short-term borrowings	6,811.0	6,811.0	3,609.0	3,609.0
Long-term borrowings	9,872.8	9,995.8	10,841.9	10,784.7
Standby letters of credit	9.7	9.7	8.7	8.7
Interest payable	253.1	253.1	265.1	265.1

Where readily available, quoted market prices are utilized by the Corporation. If quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The calculated fair value estimates, therefore, cannot be substantiated by comparison to independent markets and, in many cases, could not be realized upon immediate settlement of the instrument. The current reporting requirements exclude certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the entire Corporation.

The following methods and assumptions are used in estimating the fair value for financial instruments.

Cash and short-term investments

The carrying amounts reported for cash and short-term investments approximate the fair values for those assets.

Trading and investment securities

Fair value is based on market prices where available. Estimated fair values for residual interests in the form of interest-only strips from automobile loan securitizations are based on discounted cash flow analysis.

Net loans and leases

Loan and lease balances are assigned fair values based on a discounted cash flow analysis. The discount rate is based on the LIBOR swap curve, with rate adjustments for credit quality, cost and profit factors. Net loans and leases include loans held for sale.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

Deposits

The fair value for demand deposits or any interest bearing deposits with no fixed maturity date is considered to be equal to the carrying value. Time deposits with defined maturity dates are considered to have a fair value equal to the book value if the maturity date was within three months of December 31. The remaining time deposits are assigned fair values based on a discounted cash flow analysis using discount rates that approximate interest rates currently being offered on time deposits with comparable maturities.

Borrowings

Short-term borrowings are carried at cost that approximates fair value. Long-term debt is generally valued using a discounted cash flow analysis with a discount rate based on current incremental borrowing rates for similar types of arrangements or, if not readily available, based on a build up approach similar to that used for loans and deposits. Long-term borrowings include their related current maturities.

Standby letters of credit

The book value and fair value of standby letters of credit is based on the unamortized premium (fees paid by customers).

Off-Balance Sheet Financial Instruments ($ in millions)

Fair values of loan commitments and commercial letters of credit have been estimated based on the equivalent fees, net of expenses, that would be charged for similar contracts and customers at December 31:

	2007	2006
Loan commitments	$11.9	$11.4
Commercial letters of credit	0.6	0.5

See Note 20 for additional information on off-balance sheet financial instruments.

24. Business Segments

In conjunction with the Separation, the Corporation reorganized its operating segments. The corresponding information for the prior periods has been adjusted.

The Corporation reorganized its operating segments to be presented based on its management structure and management accounting practices. The structure and practices are specific to the Corporation; therefore, the financial results of the Corporation’s business segments are not necessarily comparable with similar information for other financial institutions.

The Corporation manages interest rate risk centrally at the corporate level by employing a funds transfer pricing (“FTP”) methodology. This methodology insulates the business segments from interest rate volatility, enabling them to focus on servicing customers. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration. The net impact of the FTP methodology is included in Treasury. Net interest income is presented on a fully taxable equivalent basis.

The financial results of the business segments include allocations for shared services and corporate expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they were to exist as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit. The financial information for each segment is reported on the basis used internally by the

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

Corporation’s management to evaluate performance and allocate resources. The allocation has been consistently applied for all period presented. Revenues from affiliated transactions are typically charged at rates available to and transacted with unaffiliated customers. The accounting policies of the Corporation’s segments are generally the same as those described in Note 1.

Based on the way the Corporation organizes its segments, the Corporation has determined that it has four reportable segments, which include Commercial Banking, Community Banking, Wealth Management and Treasury.

Commercial Banking

The Commercial Banking segment provides financial expertise in Corporate, Commercial, Correspondent and Commercial Real Estate Banking. Commercial Banking provides a complete line of commercial, corporate and real estate banking products and services, including: traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment financing, mezzanine financing, global trade services, foreign exchange services, treasury management and other financial services to middle market, large corporate and public sector clients. Commercial banking also supports the commercial real estate and correspondent market with products and services including secured and unsecured lines of credit, letters of credit, construction loans for commercial and residential development and land acquisition and development loans.

Community Banking

Community Banking provides consumer and business banking products and services to customers primarily within M&I’s footprint states. Banking services are provided through branches located throughout Wisconsin, Arizona, the Minneapolis, Minnesota, Kansas City, Missouri and St. Louis, Missouri metropolitan areas, and Orlando, Florida metropolitan areas, Duluth Minnesota, Belleville, Illinois, Las Vegas, Nevada and Florida’s west coast. Consumer products include loan and deposit products: mortgage, home equity loan and lines, credit cards, student loans, personal lines and term loans, demand deposit accounts, interest bearing transaction accounts and time deposits. Business banking products include secured and unsecured lines and term loans for working capital, inventory and general corporate use, commercial real estate construction loans, agricultural loans, demand deposit accounts, interest bearing transaction accounts and time deposits.

Wealth Management

The Wealth Management segment, which includes M&I’s Trust, Brokerage and Private Banking businesses, provides integrated asset management, trust and banking services through three business lines: Investment Management, Personal Services and Institutional Services. Investment Management is a multi-dimensional asset management service with a broad range of strategies, styles and product delivery options such as separately managed equity and fixed income strategies, managed asset allocation strategies, alternative investments and The Marshall Funds, M&I’s family of mutual funds. Personal Services includes Cedar Street Advisors, Personal Wealth Management and M&I Financial Advisors. Cedar Street Advisors manages the complex financial affairs of ultra-high net worth individuals and their families. Personal Wealth Management services assemble and implement an all-inclusive financial roadmap for high net worth individuals and families, providing for their private banking (credit and deposits), investment, estate and tax planning needs. M&I Financial Advisors uses a formulized financial planning process based on an individual’s resources, goals, and risk tolerance to develop a personalized financial plan, and then offers a full array of brokerage and insurance solutions to meet that plan. The Institutional Services business includes Retirement Plan Services, Taft-Hartley Services, Not-for-Profit Services, North Star Deferred Exchange and Trust Operations Outsourcing.

Treasury

Treasury provides management of interest rate risk, capital, liquidity, funding and investments to the Corporation and all of its subsidiary banks.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

All Others

The Other segment includes an Investment Division and a National Consumer Banking Division. The Investment Division provides a variety of products and services designed to address its customers’ risk management and investment needs. These services include Foreign Exchange Services, Derivative Solutions and Investment Services, currency conversion and foreign exchange risk management. These services are provided primarily to corporate, business banking and financial institution clients. The National Consumer Banking Division provides wholesale home equity consumer lending, indirect automobile financing, and affinity banking services.

Total Revenues by type in All Others consist of the following ($ in millions):

	2007	2006	2005
Investment Division	$37.5	$35.8	$30.9
National Consumer Banking Division	87.1	125.2	139.0
Administrative & Other	103.0	38.7	31.5
Other	240.6	210.8	200.5

Total	$468.2	$410.5	$401.9

Results of operations and identifiable assets by segment for each of the three years ended December 31 are:

	Year Ended December 31, 2007 ($ in millions)
	Commercial Banking	Community Banking	Wealth Management	Treasury	Others	Corporate Overhead	Eliminations, Reclassifi- cations & Adjustments	Consolidated
Net interest income	$685.4	$805.5	$52.1	$15.2	$119.2	$(33.7)	$(27.5)	$1,616.2
Provision for loan and lease losses	237.6	48.6	3.8	—	29.8	—	—	319.8

Net interest income after provision for loan and lease losses	447.8	756.9	48.3	15.2	89.4	(33.7)	(27.5)	1,296.4
Other income	87.4	149.6	269.7	46.4	349.0	131.3	(304.3)	729.1
Other expense	196.9	579.3	221.8	87.6	361.8	171.8	(304.3)	1,314.9

Income before income taxes	338.3	327.2	96.2	(26.0)	76.6	(74.2)	(27.5)	710.6
Income tax expense (benefit)	135.3	130.9	35.6	(10.4)	(20.6)	(29.6)	(27.5)	213.7

Segment income	$203.0	$196.3	$60.6	$(15.6)	$97.2	$(44.6)	$—	$496.9

Identifiable assets	$25,403.7	$19,630.5	$1,551.3	$8,918.0	$4,866.7	$3,439.8	$(3,961.4)	$59,848.6

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

	Year Ended December 31, 2006 ($ in millions)
	Commercial Banking	Community Banking	Wealth Management	Treasury	Others	Corporate Overhead	Eliminations, Reclassifi- cations & Adjustments	Consolidated
Net interest income	$625.1	$783.6	$43.0	$1.9	$112.6	$(29.7)	$(28.9)	$1,507.6
Provision for loan and lease losses	38.5	27.8	2.7	—	(18.4)	—	—	50.6

Net interest income after provision for loan and lease losses	586.6	755.8	40.3	1.9	131.0	(29.7)	(28.9)	1,457.0
Other income	74.0	131.6	232.2	17.4	297.9	111.6	(283.0)	581.7
Other expense	167.5	530.3	191.9	12.1	335.9	110.4	(264.5)	1,083.6

Income before income taxes	493.1	357.1	80.6	7.2	93.0	(28.5)	(47.4)	955.1
Income tax expense (benefit)	197.2	142.8	32.4	2.9	(16.7)	(15.8)	(35.4)	307.4

Segment income	$295.9	$214.3	$48.2	$4.3	$109.7	$(12.7)	$(12.0)	$647.7

Identifiable assets (a)	$21,676.7	$17,913.3	$1,174.9	$7,923.7	$5,556.4	$781.9	$(114.6)	$54,912.3

(a)	Excludes assets of discontinued operations.

	Year Ended December 31, 2005 ($ in millions)
	Commercial Banking	Community Banking	Wealth Management	Treasury	Others	Corporate Overhead	Eliminations, Reclassifi- cations & Adjustments	Consolidated
Net interest income	$522.3	$676.8	$38.6	$(26.3)	$120.8	$(9.7)	$(32.1)	$1,290.4
Provision for loan and lease losses	29.6	22.2	2.8	—	(9.8)	—	—	44.8

Net interest income after provision for loan and lease losses	492.7	654.6	35.8	(26.3)	130.6	(9.7)	(32.1)	1,245.6
Other income	93.3	121.1	203.1	20.9	281.1	105.6	(251.5)	573.6
Other expense	159.8	461.8	163.7	10.8	295.5	114.3	(251.5)	954.4

Income before income taxes	426.2	313.9	75.2	(16.2)	116.2	(18.4)	(32.1)	864.8
Income tax expense (benefit)	170.3	125.5	30.3	(6.5)	(0.5)	(8.9)	(32.1)	278.1

Segment income	$255.9	$188.4	$44.9	$(9.7)	$116.7	$(9.5)	$—	$586.7

Identifiable assets (a)	$16,904.5	$14,273.5	$1,032.5	$6,683.2	$5,370.9	$615.7	$178.5	$45,058.8

(a)	Excludes assets of discontinued operations.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

25. Guarantees

Letters of Credit

Standby letters of credit are contingent commitments issued by the Corporation to support the obligations of a customer to a third party and to support public and private financing, and other financial or performance obligations of customers. Standby letters of credit have maturities that generally reflect the maturities of the underlying obligations. The credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers. If deemed necessary, the Corporation holds various forms of collateral to support the standby letters of credit. The gross amount of standby letters of credit issued at December 31, 2007 was $2.6 billion. Of the amount outstanding at December 31, 2007, standby letters of credit conveyed to others in the form of participations amounted to $123.3 million. Since many of the standby letters of credit are expected to expire without being drawn upon, the amounts outstanding do not necessarily represent future cash requirements. At December 31, 2007, the estimated fair value associated with letters of credit amounted to $9.7 million.

Trust Preferred Securities

In conjunction with the acquisitions of Gold Banc, Trustcorp and Excel, the Corporation acquired all of the common interests in six trusts that issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures in the aggregate principal amounts of $16.0 million, $30.0 million, $38.0 million, $15.0 million, $10.0 million and $5.0 million, respectively and full guarantees assumed by M&I LLC. See Note 15—Long Term Borrowings for further information.

Securities Lending

As part of securities custody activities and at the direction of trust clients, the Corporation’s trust subsidiary, M&I Trust lends securities owned by trust clients to borrowers who have been evaluated for credit risk in a manner similar to that employed in making lending decisions. In connection with these activities, M&I Trust has issued certain indemnifications against loss resulting from the default by a borrower under the master securities loan agreement, such as the failure of the borrower to return loaned securities when due or the borrower’s bankruptcy or receivership. The borrowing party is required to fully collateralize securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest and the collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $11.2 billion at December 31, 2007 and $9.5 billion at December 31, 2006. Because of the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected on the Consolidated Balance Sheets at December 31, 2007 and December 31, 2006, related to these indemnifications.

Visa Litigation

As a result of the Corporation’s banking subsidiaries’ participation in the Visa USA network, principally related to debit and credit cards, the Corporation owns 0.39914 % of Visa, Inc. (“Visa”) for which there is no investment or carrying value recorded.

Visa has filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock. In preparation for the offering, Visa’s by-laws were modified in the fourth quarter of 2007 to provide for indemnification of Visa by its members for any ultimate losses related to certain existing litigation (“covered litigation”) that is described in Visa’s registration statement.

In general terms, the covered litigation consists of the following:

American Express Anti-Trust Litigation: This litigation was recently settled for $2.1 billion.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

Discover Litigation: The Discover litigation is a parallel proceeding to the American Express litigation. While this case has not been settled, Visa recently disclosed that it had recorded a liability of $650 million because it was probable and estimateable.

Attridge Litigation: Attridge is a purported consumer class action filed against Visa. The complaint alleges unfair competition. Although discovery is proceeding, no trial date has been set and Visa has not made any disclosures about its potential loss exposure.

Interchange Litigation: Included in the Interchange litigation are two lawsuits. The Interchange lawsuits allege violations of the antitrust rules by Visa in connection with the interchange fee charged to merchants by issuing banks in connection with the processing of Visa credit card transactions. No trial date has been set and Visa has not made any disclosures about its potential loss exposure.

The Corporation accrued $25.8 million as its estimate of the fair value of its indemnification obligation to Visa. The amount accrued was based in part on the announced settled litigation with American Express and Visa’s disclosure of its estimate of probable loss for the Discover litigation. However, the other litigation matters are only in the early stages of discovery and it is impossible to determine the probable loss on those matters at this time. The Corporation is not a named defendant in any of Visa’s litigation matters, and has no access to information about the matters other than as disclosed by Visa. For these reasons, the estimated fair value of the amount accrued on the other litigation matters involved a significant amount of judgment and management cannot estimate the Corporation’s maximum obligation at this time.

At the offering date, Visa members will place their ownership in escrow for a period of three years, and it is expected that any indemnification obligations will be funded by the escrowed ownership interests.

The Corporation expects the ultimate value of its membership interests to exceed its indemnification obligations. However, additional accruals may be necessary depending on the resolution of the pending Visa litigation and the results of Visa’s initial public offering of its common stock.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

26. Condensed Financial Information—Parent Corporation Only

In conjunction with the Separation on November 1, 2007, Marshall & Ilsley Corporation (Accounting Predecessor to New Marshall & Ilsley Corporation) became M&I LLC, a wholly-owned subsidiary of New Marshall & Ilsley, which became Marshall & Ilsley Corporation. The Condensed Balance Sheet, Condensed Statement of Income and Condensed Statement of Cash Flows as of and for the year ended December 31, 2007 present the Parent Corporation only on a consolidated basis, which is more reflective of the financial position, results of operations and cash flows of the Parent Corporation and its activities.

Condensed Balance Sheets

December 31

	2007	2006
Assets
Cash and cash equivalents	$3,157,670	$477,160
Indebtedness of nonbank affiliates	—	321,350
Loan to Metavante	—	982,000
Investments in affiliates:
Banks	5,772,944	4,915,565
Nonbanks	576,323	516,938
Investment in discontinued operations	—	1,262,134
Premises and equipment, net	8,356	8,482
Other assets	286,465	332,031

Total assets	$9,801,758	$8,815,660

Liabilities and Shareholders’ Equity
Commercial paper	$798,986	$521,549
Other liabilities	372,461	344,515
Long-term borrowings:
Medium-term notes Series E, F and MiNotes	451,509	468,118
4.375% senior notes	599,080	598,532
5.626% senior notes	398,162	—
3.90% junior subordinated debt securities	—	397,052
7.65% junior subordinated deferrable interest debentures due to M&I Capital Trust A	—	199,355
5.80% junior subordinated deferrable interest debentures due to Gold Banc Trust III	15,583	15,270
Floating rate junior subordinated deferrable interest debentures due to Gold Banc Trust IV	30,475	30,831
6.00% junior subordinated deferrable interest debentures due to Gold Banc Trust V	37,767	37,651
10.60% junior subordinated deferrable interest debentures due to Trustcorp Statutory Trust I	16,394	16,901
Floating rate junior subordinated deferrable interest debentures due to EBC Statutory Trust I	10,000	—
Floating rate junior subordinated deferrable interest debentures due to EBC Statutory Trust II	5,000	—
Floating rate subordinated notes	33,612	34,515

Total long-term borrowings	1,597,582	1,798,225

Total liabilities	2,769,029	2,664,289
Shareholders’ equity	7,032,729	6,151,371

Total liabilities and shareholders’ equity	$9,801,758	$8,815,660

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

Scheduled maturities of long-term borrowings are $3,529 in 2008, $1,005,387 in 2009, $18,886 in 2010, $282,045 in 2011 and $14,637 in 2012. See Note 15 for a description of the long-term borrowings.

Consolidating Balance Sheets

December 31, 2007

	M&I LLC	Marshall & Ilsley Corporation	Eliminations & Reclassifi- cations	Consolidated Parent Corporation
Assets
Cash and cash equivalents	$1,048,203	$2,109,467	$—	$3,157,670
Indebtedness of nonbank affiliates	—	—	—	—
Loan to Metavante	—	—	—	—
Investments in affiliates:
Banks	5,772,944	—	—	5,772,944
Nonbanks	576,323	—	—	576,323
M&I LLC	—	5,564,011	(5,564,011)	—
Investment in discontinued operations	—	—	—	—
Premises and equipment, net	8,356	—	—	8,356
Other assets	352,489	6,099	(72,123)	286,465

Total assets	$7,758,315	$7,679,577	$(5,636,134)	$9,801,758

Liabilities and Shareholders’ Equity
Commercial paper	$244,739	$554,247	$—	$798,986
Other liabilities	351,983	92,601	(72,123)	372,461
Long-term borrowings	1,597,582	—	—	1,597,582

Total liabilities	2,194,304	646,848	(72,123)	2,769,029
Shareholders’ equity	5,564,011	7,032,729	(5,564,011)	7,032,729

Total liabilities and shareholders’ equity	$7,758,315	$7,679,577	$(5,636,134)	$9,801,758

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

Condensed Statements of Income

Years Ended December 31

	2007	2006	2005
Income
Cash dividends:
Bank affiliates	$168	$301,898	$445
Nonbank affiliates	402	34,391	59,473
Interest from affiliates	82,010	79,845	68,955
Service fees and other	133,077	116,418	112,504

Total income	215,657	532,552	241,377
Expense
Interest	118,908	115,859	85,567
Salaries and employee benefits	61,166	58,779	70,740
Administrative and general	110,886	51,991	44,555

Total expense	290,960	226,629	200,862

Income (loss) from continuing operations before income taxes and equity in undistributed net income of affiliates	(75,303)	305,923	40,515
Benefit from income taxes	(29,629)	(15,840)	(8,906)

Income from continuing operations before equity in undistributed net income of affiliates	(45,674)	321,763	49,421
Discontinued operations, net of income taxes	500,646	—	—

Income before equity in undistributed net income of affiliates	454,972	321,763	49,421
Equity in undistributed net income of affiliates, net of dividends paid:
Banks	470,535	281,346	516,712
Nonbanks	225,429	204,729	140,057

Net income	$1,150,936	$807,838	$706,190

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

Consolidating Statements of Income

Year Ended December 31, 2007

	M&I LLC	Marshall & Ilsley Corporation	Eliminations & Reclassifications	Consolidated Parent Corporation
Income
Cash dividends:
Bank affiliates	$168	$—	$—	$168
Nonbank affiliates	402	—	—	402
Interest from affiliates	67,543	14,467	—	82,010
Service fees and other	133,075	2	—	133,077

Total income	201,188	14,469	—	215,657
Expense
Interest	115,992	2,916	—	118,908
Salaries and employee benefits	60,017	1,149	—	61,166
Administrative and general	110,437	449	—	110,886

Total expense	286,446	4,514	—	290,960

Income (loss) from continuing operations before income taxes and equity in undistributed net income of affiliates	(85,258)	9,955	—	(75,303)
Provision for (benefit from) income taxes	(33,120)	3,491	—	(29,629)

Income from continuing operations before equity in undistributed net income of affiliates	(52,138)	6,464	—	(45,674)
Discontinued operations, net of income taxes	(24,780)	525,426	—	500,646

Income before equity in undistributed net income of affiliates	(76,918)	531,890	—	454,972
Equity in undistributed net income of affiliates, net of dividends paid:
Banks	470,535	—	—	470,535
Nonbanks	225,429	—	—	225,429
M&I LLC	—	619,046	(619,046)	—

Net income	$619,046	$1,150,936	$(619,046)	$1,150,936

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

Condensed Statements of Cash Flows

Years Ended December 31

	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$1,150,936	$807,838	$706,190
Noncash items included in income:
Equity in undistributed net income of affiliates	(695,964)	(486,075)	(656,769)
Depreciation and amortization	3,586	4,340	5,282
Excess tax benefit from stock–based comp. arrangements	907	(805)	(1,001)
Gain on sale of Metavante	(525,576)	—	—
Other	64,984	15,685	(7,470)

Net cash (used in) provided by operating activities	(1,127)	340,983	46,232

Cash Flows From Investing Activities:
Increases in indebtedness of affiliates	(16,350)	(476,150)	(548,005)
Decreases in indebtedness of affiliates	1,319,700	460,710	548,885
Increases in investments in affiliates	(121,106)	(215,753)	(110,014)
Net proceeds from the Separation	1,639,034	—	—
(Purchases of) proceeds from premises and equipment, net	(1,154)	(913)	21,456
Other	55,202	40,034	24,340

Net cash provided by (used in) investing activities	2,875,326	(192,072)	(63,338)

Cash Flows From Financing Activities:
Dividends paid	(313,298)	(261,535)	(214,788)
Proceeds from the issuance of commercial paper	19,190,183	5,055,511	4,676,424
Principal payments on commercial paper	(18,912,746)	(4,835,925)	(4,686,559)
Proceeds from the issuance of long-term borrowings	—	250,000	8,005
Payments on long-term borrowings	(230,214)	(201,037)	(111,036)
Purchases of common stock	(431,150)	(41,791)	—
Proceeds from the issuance of common stock	512,243	84,042	60,911
Excess tax benefit from stock-based comp. arrangements	(907)	805	1,001
Other	(7,800)	(10,400)	(10,400)

Net cash (used in) provided by financing activities	(193,689)	39,670	(276,442)

Net increase (decrease) in cash and cash equivalents	2,680,510	188,581	(293,548)
Cash and cash equivalents, beginning of year	477,160	288,579	582,127

Cash and cash equivalents, end of year	$3,157,670	$477,160	$288,579

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006, and 2005 ($000’s except share data)

Consolidating Statements of Cash Flows

Year Ended December 31, 2007

	M&I LLC	Marshall & Ilsley Corporation	Eliminations & Reclassifications	Consolidated Parent Corporation
Cash Flows From Operating Activities:
Net income	$619,046	$1,150,936	$(619,046)	$1,150,936
Noncash items included in income:
Equity in undistributed net income of affiliates	(695,964)	(619,046)	619,046	(695,964)
Depreciation and amortization	3,586	—	—	3,586
Excess tax benefit from stock–based comp. arrangements	907	—	—	907
Gain on sale of Metavante	—	(525,576)	—	(525,576)
Other	(17,298)	82,282	—	64,984

Net cash (used in) provided by operating activities	(89,723)	88,596	—	(1,127)

Cash Flows From Investing Activities:
Increases in indebtedness of affiliates	(16,350)	—	—	(16,350)
Decreases in indebtedness of affiliates	1,319,700	—	—	1,319,700
Increases in investments in affiliates	(126,053)	4,947	—	(121,106)
Net proceeds from the Separation	(25,966)	1,665,000	—	1,639,034
Purchases of premises and equipment, net	(1,154)	—	—	(1,154)
Other	58,202	(3,000)	—	55,202

Net cash provided by investing activities	1,208,379	1,666,947	—	2,875,326

Cash Flows From Financing Activities:
Dividends paid	(231,489)	(81,809)	—	(313,298)
Proceeds from issuance of commercial paper	10,123,422	9,066,761	—	19,190,183
Principal payments on commercial paper	(10,400,233)	(8,512,513)	—	(18,912,746)
Proceeds from issuance of long-term borrowings	—	—	—	—
Payments on long-term borrowings	(230,214)	—	—	(230,214)
Purchases of common stock	(303,993)	(127,157)	—	(431,150)
Proceeds from issuance of common stock	503,601	8,642	—	512,243
Excess tax benefit from stock-based comp. arrangements	(907)	—	—	(907)
Other	(7,800)	—	—	(7,800)

Net cash (used in) provided by financing activities	(547,613)	353,924	—	(193,689)

Net increase in cash and cash equivalents	571,043	2,109,467	—	2,680,510
Cash and cash equivalents, beginning of year	477,160	—	—	477,160

Cash and cash equivalents, end of year	$1,048,203	$2,109,467	$—	$3,157,670

Quarterly Financial Information (Unaudited)

Following is unaudited financial information for each of the calendar quarters during the years ended December 31, 2007 and 2006. ($000’s except per share data)

	Quarter Ended
	Dec. 31	Sept. 30	June 30	March 31
2007
Total Interest and Fee Income	$928,555	$939,133	$911,961	$889,516
Net Interest Income	418,826	403,172	399,736	394,483
Provision for Loan and Lease Losses	235,060	41,526	26,026	17,148
Income (Loss) from Continuing Operations	(24,445)	173,726	178,877	168,781
Discontinued Operations, Net of Tax	518,391	46,213	41,412	47,981
Net Income	493,946	219,939	220,289	216,762
Income (Loss) from Continuing Operations Per Share:
Basic	$(0.09)	$0.66	$0.69	$0.66
Diluted	(0.09)	0.65	0.68	0.65
Net Income Per Share:
Basic	$1.86	$0.84	$0.85	$0.85
Diluted	1.83	0.83	0.83	0.83
2006
Total Interest and Fee Income	$886,260	$870,326	$819,244	$678,404
Net Interest Income	398,359	397,348	381,601	330,248
Provision for Loan and Lease Losses	18,253	10,250	11,053	10,995
Income from Continuing Operations	161,377	197,627	150,168	138,542
Discontinued Operations, Net of Tax	43,980	41,240	40,374	34,530
Net Income	205,357	238,867	190,542	173,072
Income from Continuing Operations Per Share:
Basic	$0.63	$0.78	$0.59	$0.59
Diluted	0.62	0.76	0.58	0.58
Net Income Per Share:
Basic	$0.81	$0.94	$0.75	$0.74
Diluted	0.79	0.92	0.74	0.72

	2007	2006	2005	2004	2003
Common Dividends Declared
First Quarter	$0.27	$0.24	$0.21	$0.18	$0.16
Second Quarter	0.31	0.27	0.24	0.21	0.18
Third Quarter	0.31	0.27	0.24	0.21	0.18
Fourth Quarter	0.31	0.27	0.24	0.21	0.18

	$1.20	$1.05	$0.93	$0.81	$0.70

Price Range of Stock*

(Low and High Close)

	Post- Separation	Pre- Separation	2006	2005	2004	2003
	2007	2007
First Quarter
Low	$—	$46.18	$40.91	$40.21	$36.18	$25.07
High	—	49.23	45.35	43.65	40.39	29.15
Second Quarter
Low	—	45.86	43.36	41.23	36.60	25.79
High	—	49.83	46.44	45.06	41.15	31.75
Third Quarter
Low	—	40.41	44.76	42.83	37.32	30.13
High	—	48.21	48.54	47.28	41.21	32.74
Fourth Quarter
Low	26.36	41.96	45.53	40.18	40.28	32.53
High	32.58	45.97	49.07	44.40	44.43	38.40

*	The results for 2007 have been separated to show the prices prior to and after the Separation on November 1, 2007. As a result, the fourth quarter pre-Separation prices are through October 31, 2007 only. The post-Separation prices are from November 1, 2007 through December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Marshall & Ilsley Corporation:

We have audited the accompanying consolidated balance sheets of Marshall & Ilsley Corporation and subsidiaries (the “Corporation”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marshall & Ilsley Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 28, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Marshall & Ilsley Corporation (the “Corporation”) maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Corporation carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and President and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and President and the Senior Vice President and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, as of the end of the period covered by this report, for the purposes for which they are designed.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As such term is defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Corporation;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and the directors of the Corporation; and

(3)	provide reasonable assurance regarding prevention of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in Internal Control—Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report dated February 28, 2008, which is included herein.

Changes in Internal Controls

There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Corporation’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Marshall & Ilsley Corporation:

We have audited the internal control over financial reporting of Marshall & Ilsley Corporation (the “Corporation”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report—Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007, of the Corporation and our report dated February 28, 2008, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 28, 2008

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2008, except for information as to executive officers and M&I’s Code of Business Conduct and Ethics which is set forth in Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2008, except for information as to executive officers which is set forth in Part I of this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

Consolidated Financial Statements:

Balance Sheets—December 31, 2007 and December 31, 2006

Statements of Income—years ended December 31, 2007, 2006 and 2005

Statements of Cash Flows—years ended December 31, 2007, 2006 and 2005

Statements of Shareholders’ Equity—years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Quarterly Financial Information (Unaudited)

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules

All schedules are omitted because they are not required, not applicable or the required information is contained elsewhere.

3. Exhibits

See Index to Exhibits of this Form 10-K, which is incorporated herein by reference. Shareholders may obtain a copy of any Exhibit free of charge by calling M&I’s Shareholder Information Line at 1 (800) 642-2657.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL & ILSLEY CORPORATION

By:	/S/ MARK F. FURLONG
Mark F. Furlong
President and Chief Executive Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ GREGORY A. SMITH
Gregory A. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date: February 29, 2008

/S/ PATRICIA R. JUSTILIANO
Patricia R. Justiliano Senior Vice President and Corporate Controller (Principal Accounting Officer)	Date: February 29, 2008

Directors:	Malcolm M. Aslin, Andrew N. Baur, Jon F. Chait, John W. Daniels, Jr., Mark F. Furlong, Ted D. Kellner, Dennis J. Kuester, David J. Lubar, Katharine C. Lyall, John A. Mellowes, Robert J. O’Toole, San W. Orr, Jr., Peter M. Platten, III, John S. Shiely, Debra S. Waller, George E. Wardeberg and James B. Wigdale.

By:	/S/ RANDALL J. ERICKSON	Date: February 29, 2008
Randall J. Erickson
As Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

MARSHALL & ILSLEY CORPORATION

INDEX TO EXHIBITS

(Item 15(a)3)

ITEM

(2)	(a)	Investment Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Holding Company, Metavante Corporation, Montana Merger Sub Inc. and WPM, L.P., incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

	(b)	Separation Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Holding Company, Metavante Corporation and New Marshall & Ilsley Corporation, incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

(3)	(a)	Restated Articles of Incorporation incorporated by reference to M&I’s SEC File No. 333-147162

	(b)	Amended and Restated By-Laws incorporated by reference to M&I’s Registration Statement on Form S-3 filed on November 6, 2007, SEC File No. 333-147162

(4)		Instruments defining the rights of security holders, including indentures†

(10)	(a)	Deferred Compensation Trust between Marshall & Ilsley Corporation and Bessemer Trust Company dated April 28, 1987, as amended, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 1-15403*

	(b)	Marshall & Ilsley Corporation Amended and Restated Supplementary Retirement Benefits Plan, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-15403*

	(c)	Letter Agreement, dated June 17, 2002, between M&I Marshall & Ilsley Bank and Andrew N. Baur and Noncompete Agreement, dated June 17, 2002, between M&I and Andrew N. Baur, incorporated by reference to Old M&I’s Registration Statement on Form S-4 (Reg. No. 333-92472)*

	(d)	Amended and Restated Directors Deferred Compensation Plan of Marshall & Ilsley Corporation, incorporated by reference to Old M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 1-15403*

	(e)	Marshall & Ilsley Corporation Amended and Restated Deferred Compensation Trust II between M&I and Marshall & Ilsley Trust Company National Association, incorporated by reference to Old M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 1-15403*

	(f)	Marshall & Ilsley Corporation Amended and Restated Deferred Compensation Trust III between M&I and Marshall & Ilsley Trust Company National Association, incorporated by reference to Old M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 1-15403*

	(g)	Marshall & Ilsley Corporation 2003 Death Benefit Plan, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

	(h)	Death Benefit Award Agreement, dated December 30, 2003, between M&I and Mr. Kuester, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

	(i)	Death Benefit Award Agreement, dated December 30, 2003, between M&I and Mr. Wigdale, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

	(j)	Marshall & Ilsley Corporation Amended and Restated Annual Executive Incentive Compensation Plan, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

	(k)	Marshall & Ilsley Corporation Amended and Restated Executive Deferred Compensation Plan, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(l)	Consulting Agreement dated December 15, 2004, between M&I and Mr. Wigdale, incorporated by reference to Old M&I’s Current Report on Form 8-K filed December 17, 2004, SEC File No. 1-15403*

(m)	Consulting Agreement dated December 15, 2004 between Southwest Bank of St. Louis and Mr. Baur, incorporated by reference to Old M&I’s Current Report on Form 8-K filed December 17, 2004, SEC File No. 1-15403*

(n)	2005 Directors Deferred Compensation Plan of Marshall & Ilsley Corporation, incorporated by reference to Old M&I’s Current Report on Form 8-K filed December 17, 2004, SEC File No. 1-15403*

(o)	Marshall & Ilsley Corporation 2005 Executive Deferred Compensation Plan, incorporated by reference to Old M&I’s Current Report on Form 8-K filed December 17, 2004, SEC File No. 1-15403*

(p)	Form of Restricted Stock Agreement, incorporated by reference to Old M&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 1-15403*

(q)	Amended and Restated Marshall & Ilsley Corporation Nonqualified Retirement Benefit Plan, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2005, SEC File No. 1-15403*

(r)	Marshall & Ilsley Corporation Amended and Restated 1994 Long-Term Incentive Plan for Executives, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2005, SEC File No. 1-15403*

(s)	Letter Agreement dated as of March 1, 2006 between M&I and Malcolm M. Aslin, incorporated by reference to Old M&I’s Current Report on Form 8-K dated March 13, 2006, SEC File No. 1-15403*

(t)	Consulting Agreement between M&I Marshall & Ilsley Bank and Malcolm M. Aslin, effective as of March 1, 2006, incorporated by reference to Old M&I’s Current Report on Form 8-K dated March 13, 2006, SEC File No. 1-15403*

(u)	Transition and Consulting Agreement between the M&I and Dennis J. Kuester dated December 21, 2006, incorporated by reference to Old M&I’s Current Report on Form 8-K dated December 21, 2006, SEC File No. 1-15403*

(v)	Letter Agreement from M&I to Mark F. Furlong dated December 21, 2006 Containing the Terms of the Supplemental Executive Retirement Benefit, incorporated by reference to Old M&I’s Current Report on Form 8-K dated December 21, 2006, SEC File No. 1-15403*

(w)	Marshall & Ilsley Corporation 2006 Equity Incentive Plan, as amended October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(x)	Marshall & Ilsley Corporation 2003 Executive Stock Option and Restricted Stock Plan, effective January 1, 2006, retroactive to January 1, 2005, as further amended on February 16, 2006 and October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(y)	Marshall & Ilsley Corporation 2000 Executive Stock Option and Restricted Stock Plan, effective January 1, 2006, retroactive to January 1, 2005, as further amended on October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(z)	Marshall & Ilsley Corporation Amended and Restated 1997 Executive Stock Option and Restricted Stock Plan, effective January 1, 2006, retroactive to January 1, 2005, as further amended on October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(aa)	Marshall & Ilsley Corporation 1995 Directors Stock Option Plan, as amended on August 15, 2002, as further amended on October 19, 2002, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(bb)	Marshall & Ilsley Corporation 1993 Executive Stock Option Plan, as amended on February 13, 1997, December 14, 1995, and December 12, 1996, as further amended on October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*
(cc)	1989 Executive Stock Option and Restricted Stock Plan of Marshall & Ilsley Corporation, as amended on October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(dd)	Gold Banc Corporation, Inc. 1996 Equity Compensation Plan, as amended February 2, 2001, as further amended on October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(ee)	First Business Bancshares of Kansas City, Inc. 1994 Key Employee Stock Option Plan, as amended on October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(ff)	American Bancshares, Inc. and American Bank of Bradenton Incentive Stock Option Plan of 1996, as amended on October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(gg)	American Bancshares, Inc. 1999 Stock Option and Equity Incentive Plan, as amended on October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(hh)	Trustcorp Financial, Inc. 1997 Non-Qualified Stock Option Plan, as amended, incorporated by reference to Old M&I’s Registration Statement on Form S-8 filed April 4, 2006, SEC File No. 333-132977*

(ii)	United Community Bankshares of Florida, Inc. Director Stock Option Plan, incorporated by reference to the United Community Bankshares of Florida, Inc. (n/k/a United Heritage Bankshares of Florida, Inc.) Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, SEC File No. 000-50287*

(jj)	United Community Bankshares of Florida, Inc. Officers’ and Employees’ Stock Option Plan, incorporated by reference to the United Community Bankshares of Florida, Inc. (n/k/a United Heritage Bankshares of Florida, Inc.) Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, SEC File No. 000-50287*

(kk)	Tax Allocation Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Holding Company, Metavante Corporation and New Marshall & Ilsley Corporation, incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

(ll)	Employee Matters Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Holding Company, Metavante Corporation and New Marshall & Ilsley Corporation, incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

(mm)	Employee Matters Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Holding Company, Metavante Corporation and New Marshall & Ilsley Corporation, incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

(nn)	Form of Shareholders Agreement, incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

(oo)	Form of Stock Purchase Right Agreement, incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

(pp)	Excel Bank Corporation 1998 Equity Incentive Plan, incorporated by reference to Old M&I’s Registration Statement on Form S-3 filed July 5, 2007, SEC File No. 333-144360*

(qq)	Excel Bank Corporation 2005 Equity Incentive Plan, incorporated by reference to Old M&I’s Registration Statement on Form S-3 filed July 5, 2007, SEC File No. 333-144360*

	(rr)	Amendment No. 1 to the Employee Matters Agreement, dated as of August 21, 2007, among M&I, Metavante Corporation, Metavante Holding Company and New M&I, incorporated by reference to Old M&I’s Current Report on Form 8-K filed September 5, 2007, SEC File No. 1-15403

	(ss)	Assignment and Assumption Agreement dated January 1, 2007 relating to Mr. Furlong’s Supplemental Executive Retirement Benefit, by and between M&I LLC, M&I and Mr. Furlong*

	(tt)	Form of Change of Control Agreements dated January 1, 2008 between M&I and Messrs. Furlong, O’Neill and Gregory A. Smith*

	(uu)	Form of Change of Control Agreements dated January 1, 2008 between M&I and Messrs. Deneen, Ellis, Erickson, Hogan, Kelly, Krei, Renard, Roberts, Root, Michael C. Smith and Ronald E. Smith and Ms. Justiliano and Ms. Knickerbocker*

(11)		Computation of Net Income Per Common Share, incorporated by reference to Note 4 of Notes to Consolidated Financial Statements included in Item 8, Consolidated Financial Statements and Supplementary Data

(12)		Computation of Ratio of Earnings to Fixed Charges

(14)		Code of Business Conduct and Ethics, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, SEC File No. 1-15403

(21)		Subsidiaries

(23)		Consent of Deloitte & Touche LLP

(24)		Powers of Attorney

(31)	(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

	(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

(32)	(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	The total amount of securities authorized pursuant to any instrument defining the rights of holders of long-term debt of M&I does not exceed 10% of the total assets of M&I and its subsidiaries on a consolidated basis. M&I agrees to furnish to the Commission upon request a copy of any such instrument.
*	Management contract or compensatory plan or arrangement.