Form 10-Q
period 2008-03-31
MARSHALL & ILSLEY CORP
filed 2008-05-12
CIK 1399315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   [X]       No   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   [X]                                Accelerated filer    [  ]
Non-accelerated filer      [  ] (Do not check if a smaller reporting company)        Small reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 30, 2008
Common Stock, $1.00 Par Value	259,190,965

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
($000's except share data)

	March 31,	December 31,	March 31,
Assets	2008	2007	2007
Cash and cash equivalents:
Cash and due from banks	$1,359,808	$1,368,919	$1,036,774
Federal funds sold and security resale agreements	238,913	379,012	112,168
Money market funds	58,443	74,581	52,065
Total cash and cash equivalents	1,657,164	1,822,512	1,201,007

Interest bearing deposits at other banks	9,216	8,309	15,416

Trading assets, at fair value	195,195	124,607	117,297

Investment securities:
Available for sale, at fair value	7,530,947	7,442,889	7,002,317
Held to maturity, fair value $331,429
($383,190 December 31, 2007 and $460,310 March 31, 2007)	322,466	374,861	449,868
Total investment securities	7,853,413	7,817,750	7,452,185

Loan to Metavante	-	-	982,000
Loans held for sale	192,694	131,873	268,951

Loans and leases:
Loans and leases, net of unearned income	49,107,698	46,164,385	41,984,998
Allowance for loan and lease losses	(543,539)	(496,191)	(423,084)
Net loans and leases	48,564,159	45,668,194	41,561,914

Premises and equipment, net	513,305	469,879	443,316
Goodwill and other intangibles	2,246,468	1,807,961	1,566,011
Accrued interest and other assets	2,166,734	1,997,511	1,546,275
Assets of discontinued operations	-	-	1,376,996
Total Assets	$63,398,348	$59,848,596	$56,531,368

Liabilities and Shareholders' Equity
Deposits:
Noninterest bearing	$6,137,771	$6,174,281	$5,410,853
Interest bearing	32,589,048	29,017,073	27,721,579
Total deposits	38,726,819	35,191,354	33,132,432

Federal funds purchased and security repurchase agreements	3,614,947	2,262,355	3,372,744
Other short-term borrowings	4,026,539	6,214,027	5,288,317
Accrued expenses and other liabilities	979,966	940,725	1,006,212
Long-term borrowings	9,075,921	8,207,406	7,313,718
Liabilities of discontinued operations	-	-	64,019
Total liabilities	56,424,192	52,815,867	50,177,442

Shareholders' Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized	-	-	-
Common stock, $1.00 par value; 267,455,394 shares issued
(267,455,394 shares at December 31, 2007 and 261,972,424
shares at March 31, 2007)	267,455	267,455	261,972
Additional paid-in capital	2,060,783	2,059,273	1,780,949
Retained earnings	4,989,349	4,923,008	4,531,426
Accumulated other comprehensive loss, net of related taxes	(67,558)	(53,707)	(14,778)
Treasury stock, at cost: 8,338,022 shares
(3,968,651 December 31, 2007 and 5,196,118 March 31, 2007)	(231,160)	(117,941)	(165,263)
Deferred compensation	(44,713)	(45,359)	(40,380)
Total shareholders' equity	6,974,156	7,032,729	6,353,926
Total Liabilities and Shareholders' Equity	$63,398,348	$59,848,596	$56,531,368

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($000's except per share data)
	Three Months Ended March 31,
	2008	2007
Interest and fee income
Loans and leases	$783,528	$783,152
Investment securities:
Taxable	77,556	77,054
Exempt from federal income taxes	14,403	14,861
Trading securities	607	133
Short-term investments	2,916	3,525
Loan to Metavante	-	10,791
Total interest and fee income	879,010	889,516

Interest expense
Deposits	272,774	296,403
Short-term borrowings	53,590	54,883
Long-term borrowings	122,262	143,747
Total interest expense	448,626	495,033

Net interest income	430,384	394,483
Provision for loan and lease losses	146,321	17,148
Net interest income after provision for loan and lease losses	284,063	377,335

Other income
Wealth management	71,886	60,706
Service charges on deposits	35,681	27,663
Gains on sale of mortgage loans	8,452	8,793
Other mortgage banking revenue	912	1,347
Net investment securities gains	25,716	1,584
Life insurance revenue	12,395	7,520
Other	56,191	47,937
Total other income	211,233	155,550

Other expense
Salaries and employee benefits	174,664	150,225
Net occupancy	21,646	17,784
Equipment	9,556	9,610
Software expenses	6,233	5,009
Processing charges	32,085	31,846
Supplies and printing	3,578	3,621
Professional services	13,479	8,187
Shipping and handling	8,190	6,911
Amortization of intangibles	5,945	4,502
Loss on termination of debt	-	9,478
Other	40,411	33,867
Total other expense	315,787	281,040

Income before income taxes	179,509	251,845
Provision for income taxes	33,300	83,064

Income from continuing operations	146,209	168,781
Income from discontinued operations, net of tax	-	47,981
Net income	$146,209	$216,762

Net income per common share
Basic
Continuing operations	$0.56	$0.66
Discontinued operations	-	0.19
Net income	$0.56	$0.85

Diluted
Continuing operations	$0.56	$0.65
Discontinued operations	-	0.18
Net income	$0.56	$0.83

Dividends paid per common share	$0.31	$0.27

Weighted average common shares outstanding (000's) :
Basic	259,973	255,493
Diluted	262,269	261,330

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($000's)

	Three Months Ended March 31,
	2008	2007
Net Cash Provided by Operating Activities	$84,301	$208,958

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	105,759	8,449
Proceeds from maturities of securities available for sale	368,643	287,953
Proceeds from maturities of securities held to maturity	52,798	45,910
Purchases of securities available for sale	(305,392)	(363,136)
Net increase in loans	(1,603,268)	(388,796)
Purchases of assets to be leased	(32,524)	(74,120)
Principal payments on lease receivables	60,225	103,760
Purchases of premises and equipment, net	(19,214)	(25,029)
Acquisitions, net of cash and cash equivalents acquired	(476,625)	(46,617)
Other	14,413	4,542
Net cash used in investing activities	(1,835,185)	(447,084)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	1,939,958	(1,457,129)
Proceeds from issuance of commercial paper	8,594,360	1,993,136
Principal payments on commercial paper	(8,553,668)	(2,015,742)
Net increase in other short-term borrowings	92,243	301,429
Proceeds from issuance of long-term borrowings	809,389	1,598,615
Payments of long-term borrowings	(1,093,401)	(369,773)
Dividends paid	(79,868)	(68,978)
Purchases of common stock	(130,870)	-
Proceeds from exercise of stock options	7,393	22,802
Other	-	(2,600)
Net cash provided by financing activities	1,585,536	1,760
Net decrease in cash and cash equivalents	(165,348)	(236,366)
Cash and cash equivalents, beginning of year	1,822,512	1,485,258
Cash and cash equivalents, end of period	1,657,164	1,248,892
Cash and cash equivalents of discontinued operations	-	(47,885)
Cash and cash equivalents from continuing operations, end of period	$1,657,164	$1,201,007

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$488,201	$511,495
Income taxes	(4,244)	14,078

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements
March 31, 2008 & 2007 (Unaudited)
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.  In management’s opinion, the unaudited financial information included in this report reflects all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial position and results of operations as of and for the three months ended March 31, 2008 and 2007.  The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of results to be expected for the entire year.

2.	Discontinued Operations

On November 1, 2007, old Marshall & Ilsley Corporation, the Accounting Predecessor to new Marshall & Ilsley Corporation (which is referred to as “M&I” or the “Corporation”) and its wholly owned subsidiary, Metavante Corporation (Accounting Predecessor to Metavante Technologies, Inc.), which is referred to as “Metavante,” became two separate publicly traded companies in accordance with the plan the Corporation announced in early April 2007.  The Corporation believes this transaction, which the Corporation refers to as the “Separation,” will provide substantial benefits to the shareholders of both companies by creating additional opportunities to focus on their core businesses.  The Corporation’s enhanced capital position post-Separation is expected to be a source of strength in the current credit environment and to drive earnings per share growth by enabling it to provide resources for continued organic growth, fund strategic initiatives within its business lines and pursue opportunities in new geographic markets.

As a result of the Separation, the assets, liabilities and net income of Metavante have been de-consolidated from the Corporation’s historical consolidated financial statements and are now reported as discontinued operations.  For the three months ended March 31, 2007, discontinued operations in the Consolidated Statements of Income also includes the expenses attributable to the Separation transaction.  The assets and liabilities reported as discontinued operations as of March 31, 2007 do not directly reconcile to historical consolidated assets and liabilities reported by Metavante.  The amounts reported as assets or liabilities of discontinued operations include adjustments for intercompany cash and deposits, receivables and payables, intercompany debt and reclassifications that were required to de-consolidate the financial information of the two companies.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2008 & 2007 (Unaudited)

The components of the assets and liabilities of discontinued operations as of March 31, 2007 were as follows ($000’s):

March 31, 2007
Assets
Cash and cash equivalents	$47,885
Interest bearing deposits at other banks	2,287
Investment securities
Available for sale, at fair value	77,336
Loan to Metavante	(982,000)
Loans and leases	692
Premises and equipment, net	132,667
Goodwill and other intangibles	1,679,460
Accrued interest and other assets	418,669
Total assets	$1,376,996

Liabilities
Deposits:
Noninterest bearing	$(19,021)
Interest bearing	(478,111)
Total deposits	(497,132)
Short-term borrowings	313
Accrued expenses and other liabilities	560,798
Long-term borrowings	40
Total liabilities	$64,019

Prior to November 1, 2007, intercompany transactions between Metavante and old Marshall & Ilsley Corporation (which was re-named M&I LLC in connection with the Separation) and its affiliates were eliminated in the Corporation’s consolidated financial statements.  The above table reflects the reclassification of Metavante’s intercompany borrowing from M&I LLC to “Loan to Metavante”.  On November 1, 2007, the Corporation received cash of $982 million from Metavante to retire this indebtedness.  The “Noninterest bearing” and “Interest bearing deposits” in the above table reflects the reclassification of Metavante’s cash and investments held as deposits at the Corporation’s affiliate banks.

The results of discontinued operations for the three months ended March 31, 2007 consisted of the following ($000’s):

Three Months
Ended March 31,
2007
Metavante income before provision for income taxes	$76,961
Transaction expenses and other related costs	(1,465)
Income before income taxes	75,496
Provision for income taxes	27,515
Income from discontinued operations, net of tax	$47,981

As permitted under U.S. generally accepted accounting principles, the Corporation has elected not to adjust the Consolidated Statements of Cash Flows for the three months ended March 31, 2007 to exclude cash flows attributable to discontinued operations.

Included in Acquisitions, net of cash and cash equivalents acquired in the Corporation’s Consolidated Statements of Cash Flows for the three months ended March 31, 2007 are Metavante’s acquisitions, which are now part of discontinued operations.  The total cash consideration associated with Metavante’s acquisitions amounted to $41.0 million for the three months ended March 31, 2007.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2008 & 2007 (Unaudited)

3.	New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No.133 (“SFAS 161”).  SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  SFAS 161 amends and expands the disclosures provided under SFAS 133 regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS 161 is effective for the Corporation on January 1, 2009.

4.	Fair Value Measurement

On January 1, 2008 the Corporation adopted, except as discussed below, Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The standard generally applies whenever other standards require or permit assets or liabilities to be measured at fair value.  Under the standard, fair value refers to the price at the measurement date that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in which the reporting entity is engaged.  The standard does not expand the use of fair value in any new circumstances.  As permitted, adoption of SFAS 157 has been delayed for certain nonfinancial assets and nonfinancial liabilities to January 1, 2009.

All changes resulting from the application of SFAS 157 were applied prospectively with the effect of adoption recognized in either earnings or other comprehensive income depending on the applicable accounting requirements for the particular asset or liability being measured.

Fair-Value Hierarchy

SFAS 157 establishes a three-tier hierarchy for fair value measurements based upon the transparency of the inputs to the valuation of an asset or liability and expands the disclosures about instruments measured at fair value.  A financial instrument is categorized in its entirety and its categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels are described below.

Level 1- Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2- Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.  Fair values for these instruments are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

Level 3- Inputs to the valuation methodology are unobservable and significant to the fair value measurement.  Fair values are initially valued based upon transaction price and are adjusted to reflect exit values as evidenced by financing and sale transactions with third parties.

Determination of Fair Value

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Trading Assets and Investment Securities

When available, the Corporation uses quoted market prices to determine the fair value of trading assets and investment securities; such items are classified in Level 1 of the fair value hierarchy.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2008 & 2007 (Unaudited)

For the Corporation’s investments in government agencies, mortgage-backed securities and obligations of states and political subdivisions where quoted prices are not available in an active market, the Corporation generally determines fair value utilizing vendors who apply matrix pricing for similar bonds where no price is observable or may compile prices from various sources.  These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.  Fair values from these models are verified, where possible, to quoted prices for recent trading activity of assets with similar characteristics to the security being valued.  Such methods are generally classified as Level 2.  However, when prices from independent sources vary, cannot be obtained or cannot be corroborated a security is generally classified as Level 3.

The Corporation’s Capital Markets Group investments generally take the form of investments in private equity funds.  The private equity investments are valued using the valuations and financial statements provided by the general partners on a quarterly basis.  The transaction price is used as the best estimate of fair value at inception.  When evidence supports a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values.  These nonpublic investments are included in Level 3 of the fair value hierarchy because they trade infrequently, and, therefore, the fair value is unobservable.

Estimated fair values for residual interests in the form of interest only strips from automobile loan securitizations are based on discounted cash flow analysis and are classified as a Level 3.

Derivative Financial Instruments

Fair values for exchange-traded contracts are based on quoted prices and are classified as Level 1.  Fair values for over-the-counter interest rate contracts are provided either by third-party dealers in the contracts or by quotes provided by the Corporation’s independent pricing services.  The significant inputs, including the LIBOR curve and measures of volatility, used by these third-party dealers or independent pricing services to determine fair values are considered Level 2, observable market inputs. The Corporation does not consider counterparty credit risk to be a significant input. International Swaps and Derivative Association Master Agreements (“ISDA”) and Credit Support Annexes (“CSA”) are employed for all contracts with derivative counterparties. Under the CSAs, should an adverse event occur that materially affects the credit quality of the counterparty, such counterparty would be required to credit enhance the market value of its derivative transactions with the Corporation by posting eligible collateral.  The Corporation has established policies and procedures to monitor the fair value of the derivatives and collateral thresholds, to measure collateral value on a daily basis and to execute collateral calls, returns and substitutions.

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2008 ($000’s):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets (1)
Trading:
Securities	$-	$44,608	$-
Derivative assets	332	150,255	-
Total trading assets	332	194,863	-

Investment securities available for sale (2):
Investment securities	-	7,101,539	16,390
Private equity investments	-	-	57,854
Other	-	-	6,213
Total investment securities available for sale	-	7,101,539	80,457

Liabilities (1)
Derivative liabilities	$308	$124,796	$-

(1)
The amounts presented above exclude certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage its interest rate risk.  These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2.  See Note 14 in Notes to Financial Statements.

(2)
The amounts presented above are exclusive of $312.2 million of investments in Federal Reserve Bank and FHLB stock, which are bought and sold at par and are carried at cost; $36.8 million in affordable housing partnerships, which are generally carried on the equity method; and other non-marketable equity investments carried at cost.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2008 & 2007 (Unaudited)

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with financial instruments measured using significant unobservable inputs (Level 3) during the three months ended March 31, 2008 ($000’s):

	Investment	Private equity
	securities (1)	investments (2)	Other	Total
Balance at January 1, 2008	$2,066	$54,121	$9,030	$65,217
Net payments, purchases and sales	14,324	2,682	(768)	16,238
Net transfers in and/or out of Level 3	-	-	-	-
Total gains or losses (realized or unrealized):
Included in earnings	-	1,051	(2,020)	(969)
Included in other comprehensive income	-	-	(29)	(29)
Balance at March 31, 2008	$16,390	$57,854	$6,213	$80,457

Unrealized gains or losses for the period included
in earnings attributable to unrealized gains or losses
for assets still held at March 31, 2008	$-	$(57)	$(2,020)	$(2,077)

(1)
Unrealized changes in fair value for available-for-sale investments (debt securities) are recorded in other comprehensive income, while gains and losses from sales are recorded in Net investment securities gains in the Consolidated Statements of Income.

(2)
Private equity investments are generally recorded at fair value.  Accordingly, both unrealized changes in fair value and gains or losses from sales are included in Net investment securities gains in the Consolidated Statements of Income.

For purposes of impairment testing, nonaccrual loans greater than an established threshold are individually evaluated for impairment.  Substantially all of these loans are collateral dependent. A valuation allowance is recorded for the excess of the loan’s recorded investment over the fair value of the collateral less estimated selling costs.  This valuation allowance is a component of the Allowance for loan and lease losses.  The Corporation generally obtains appraisals to support the fair value of collateral underlying loans subject to this impairment review.  Appraisals incorporate measures such as recent sales prices for comparable properties and costs of construction.  The Corporation considers these fair values Level 3.  For those loans individually evaluated for impairment, a valuation allowance of $47.9 million was recorded for loans with a recorded investment of $378.5 million at March 31, 2008.  See discussion of Allowance for Loan and Lease Losses in Critical Accounting Policies.

5.	Fair Value Option

On January 1, 2008 the Corporation adopted Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value.  SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 does not change requirements for recognizing and measuring dividend income, interest income, or interest expense.  The Corporation did not elect to measure any existing financial instruments at fair value at January 1, 2008.  However, the Corporation may elect to measure newly acquired financial instruments at fair value in the future.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2008 & 2007 (Unaudited)

6.	Comprehensive Income

The following tables present the Corporation’s comprehensive income ($000’s):

	Three Months Ended March 31, 2008
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net income			$146,209

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$31,196	$(11,233)	$19,963
Reclassification for securities
transactions included in net income	(94)	33	(61)
Total unrealized gains (losses) on available for sale investment securities	$31,102	$(11,200)	$19,902

Net gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$(57,147)	$20,001	$(37,146)
Reclassification adjustments for
hedging activities included in net income	5,730	(2,005)	3,725
Total net gains (losses) on derivatives hedging variability of cash flows	$(51,417)	$17,996	$(33,421)

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service
credit amortization included in net income	(528)	196	(332)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(528)	$196	$(332)
Other comprehensive income (loss)			(13,851)
Total comprehensive income			$132,358

	Three Months Ended March 31, 2007
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net income			$216,762

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$17,652	$(6,247)	$11,405
Reclassification for securities
transactions included in net income	(615)	215	(400)
Total unrealized gains (losses) on available for sale investment securities	$17,037	$(6,032)	$11,005

Net gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$(6,182)	$2,163	$(4,019)
Reclassification adjustments for
hedging activities included in net income	(5,948)	2,082	(3,866)
Total net gains (losses) on derivatives hedging variability of cash flows	$(12,130)	$4,245	$(7,885)

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service
credit amortization included in net income	(559)	207	(352)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(559)	$207	$(352)
Other comprehensive income			2,768
Total comprehensive income			$219,530

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2008 & 2007 (Unaudited)
7.	Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

	Three Months Ended March 31, 2008
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income from continuing operations available to common shareholders	$146,209		$0.56
Income from discontinued operations	-		-
Net income available to common shareholders	$146,209	259,973	$0.56

Effect of dilutive securities:
Stock option, restricted stock and other plans		2,296

Diluted earnings per share:
Income from continuing operations available to common shareholders	$146,209		$0.56
Income from discontinued operations	-		-
Net income available to common shareholders	$146,209	262,269	$0.56

	Three Months Ended March 31, 2007
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income from continuing operations available to common shareholders	$168,781		$0.66
Income from discontinued operations	47,981		0.19
Net income available to common shareholders	$216,762	255,493	$0.85

Effect of dilutive securities:
Stock option, restricted stock and other plans		5,837

Diluted earnings per share:
Income from continuing operations available to common shareholders	$168,781		$0.65
Income from discontinued operations	47,981		0.18
Net income available to common shareholders	$216,762	261,330	$0.83

Options to purchase shares of common stock not included in the computation of diluted net income per share because the stock options were antidilutive are as follows (shares in thousands):

	Three Months Ended March 31,
	2008			2007
Shares		19,157			4,861

Price Range	$24.97	-	$36.82	$35.60	-	$36.59

8.	Business Combinations

The following acquisition, which was not considered to be a material business combination, was completed during the first quarter of 2008:

On January 2, 2008, the Corporation completed its acquisition of First Indiana Corporation (“First Indiana”) based in Indianapolis, Indiana.  First Indiana, with $2.1 billion in consolidated assets as of December 31, 2007, had 32 branches in central Indiana which became branches of M&I Bank on February 2, 2008.  Stockholders of First Indiana received $32.00 in cash for each share of First Indiana common stock outstanding.  Total consideration amounted to $530.2 million.  Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $408.6 million.  The estimated identifiable intangible asset to be amortized (core deposits) with a weighted average life of 5.7 years amounted to $33.6 million.  The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2008 & 2007 (Unaudited)

9.	Investment Securities

Selected investment securities, by type, held by the Corporation were as follows ($000's):

	March 31,	December 31,	March 31,
	2008	2007	2007
Investment securities available for sale:
U.S. treasury and government agencies	$5,893,264	$5,824,303	$5,558,054
States and political subdivisions	897,900	904,230	838,393
Mortgage backed securities	112,213	118,477	107,362
Other	627,570	595,879	498,508
Total	$7,530,947	$7,442,889	$7,002,317

Investment securities held to maturity:
States and political subdivisions	$321,466	$373,861	$448,368
Other	1,000	1,000	1,500
Total	$322,466	$374,861	$449,868

The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2008 ($000’s):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. treasury and
government agencies	$1,220,272	$56,472	$487,468	$4,477	$1,707,740	$60,949
States and political subdivisions	72,624	2,250	88,814	2,429	161,438	4,679
Mortgage backed securities	23,931	472	58,225	2,055	82,156	2,527
Other	197,495	14,592	400	64	197,895	14,656
Total	$1,514,322	$73,786	$634,907	$9,025	$2,149,229	$82,811

The investment securities in the above table were temporarily impaired at March 31, 2008.  This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on March 31, 2008.  The temporary impairment in the investment securities portfolio is predominantly the result of increases in market interest rates since the investment securities were acquired and not from deterioration in the creditworthiness of the issuer.  At March 31, 2008, the Corporation had the ability and intent to hold these temporarily impaired investment securities until a recovery of fair value, which may be maturity.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2008 & 2007 (Unaudited)

10.	Loans and Leases

The Corporation's loan and lease portfolio, including loans held for sale, consisted of the following ($000's):

	March 31,	December 31,	March 31,
	2008	2007	2007
Commercial, financial and agricultural	$14,900,926	$13,793,951	$12,305,995
Cash flow hedge	153	(694)	(2,228)
Commercial, financial and agricultural	14,901,079	13,793,257	12,303,767

Real estate:
Construction	6,941,301	6,691,716	6,293,881
Residential mortgage	7,811,591	7,105,201	6,501,063
Home equity loans and lines of credit	4,722,121	4,413,205	4,213,109
Commercial mortgage	12,545,631	12,002,162	10,904,417
Total real estate	32,020,644	30,212,284	27,912,470

Personal	1,665,482	1,560,573	1,351,642
Lease financing	713,187	730,144	686,070
Total loans and leases	$49,300,392	$46,296,258	$42,253,949

11.	Financial Asset Sales

During 2007 the Corporation opted to discontinue, on a recurring basis, the sale and securitization of automobile loans into the secondary market.

The Corporation reviews the carrying values of the remaining retained interests monthly to determine if there is a decline in value that is other than temporary and periodically reviews the propriety of the assumptions used based on current historical experience as well as the sensitivities of the carrying value of the retained interests to adverse changes in the key assumptions.  The Corporation believes that its estimates result in a reasonable carrying value of the retained interests.

Retained interests and other assets consisted of the following ($000’s):

March 31, 2008
Interest-only strips	$6,213
Cash collateral accounts	18,391
Servicing advances	106
Total retained interests	$24,710

Impairment losses associated with the remaining retained interests, held in the form of interest-only strips and cash collateral accounts amounted to $2.3 million for the three months ended March 31, 2008.  The impairment in the first quarter of 2008 was primarily the result of the differences between the actual credit losses experienced compared to the expected credit losses used in measuring the retained interests.

Net trading gains associated with the auto securitization-related interest rate swap amounted to $0.8 million for the three months ended March 31, 2008.

At March 31, 2008, securitized automobile loans and other automobile loans managed together with them, along with delinquency and credit loss information consisted of the following ($000’s):

			Total
	Securitized	Portfolio	Managed
Loan balances	$532,345	$375,560	$907,905
Principal amounts of loans 60 days or more past due	2,841	695	3,536
Net credit losses year to date	2,108	465	2,573

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2008 & 2007 (Unaudited)
12.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the three months ended March 31, 2008 were as follows ($000’s):

	Commercial Banking	Community Banking	Wealth Management	Others	Total
Goodwill balance as of December 31, 2007	$922,264	$560,332	$114,572	$87,777	$1,684,945
Goodwill acquired during the period	327,257	81,335	-	-	408,592
Purchase accounting adjustments	-	-	1,831	-	1,831
Goodwill balance as of March 31, 2008	$1,249,521	$641,667	$116,403	$87,777	$2,095,368

Goodwill acquired during the first quarter of 2008 included initial goodwill of $408.6 million for the acquisition of First Indiana.  Purchase accounting adjustments for Wealth Management represent adjustments made to the initial estimates of fair value associated with the acquisition of North Star Financial Corporation.

At March 31, 2008, the Corporation’s other intangible assets consisted of the following ($000’s):

		Accum-
	Gross	ulated	Net
	Carrying	Amort-	Carrying
	Amount	ization	Value
Other intangible assets
Core deposit intangible	$254,228	$(118,708)	$135,520
Trust customers	11,479	(3,209)	8,270
Tradename	1,360	(257)	1,103
Other intangibles	4,155	(620)	3,535
	$271,222	$(122,794)	$148,428

Mortgage loan servicing rights			$2,672

Amortization expense of other intangible assets for the three months ended March 31, 2008 and 2007 amounted to $5.6 million and $4.2 million, respectively.  Amortization of mortgage loan servicing rights amounted to $0.3 million in each of the three months ended March 31, 2008 and 2007, respectively.

The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five annual fiscal years are ($000’s):

2009	$22,961
2010	19,626
2011	16,359
2012	14,099
2013	11,884

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2008 & 2007 (Unaudited)

13.	Deposits

The Corporation's deposit liabilities consisted of the following ($000's):

	March 31,	December 31,	March 31,
	2008	2007	2007
Noninterest bearing demand	$6,137,771	$6,174,281	$5,410,853
Savings and NOW	14,859,661	13,903,479	12,527,061

CD's $100,000 and over	10,209,993	8,075,691	7,439,797
Cash flow hedge-Institutional CDs	30,510	18,027	3,638
Total CD's $100,000 and over	10,240,503	8,093,718	7,443,435

Other time deposits	4,613,803	4,412,933	4,807,479
Foreign deposits	2,875,081	2,606,943	2,943,604
Total deposits	$38,726,819	$35,191,354	$33,132,432

14.	Derivative Financial Instruments and Hedging Activities

The following is an update of the Corporation’s use of derivative financial instruments and its hedging activities as described in its Annual Report on Form 10-K for the year ended December 31, 2007.  There were no significant new hedging strategies employed during the first quarter of 2008.

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

At March 31, 2008, free standing interest rate swaps consisted of $3.2 billion in notional amount of receive fixed / pay floating with an aggregate positive fair value of $145.7 million and $2.8 billion in notional amount of pay fixed / receive floating with an aggregate negative fair value of $120.2 million.

At March 31, 2008, interest rate caps purchased amounted to $93.7 million in notional amount with a negative fair value of $1.0 million and interest rate caps sold amounted to $93.7 million in notional amount with a positive fair value of $1.0 million.

At March 31, 2008, the notional value of interest rate futures designated as trading was $2.2 billion with a negative fair value of $0.3 million.

At March 31, 2008, the notional value of equity derivative contracts designated as trading was $3.2 million with a positive fair value of $0.3 million.

The Corporation employs certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage its interest rate risk. These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2.  See Note 4 in Notes to Financial Statements for a discussion of fair value measurements.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2008 & 2007 (Unaudited)

The following table presents additional information with respect to fair value hedges.

Fair Value Hedges
March 31, 2008				Weighted
		Notional	Fair	Average
Hedged	Hedging	Amount	Value	Remaining
Item	Instrument	($ in mil)	($ in mil)	Term (Yrs)
Fair Value Hedges that Qualify for Shortcut Accounting
Fixed Rate Bank Notes	Receive Fixed Swap	$354.5	$18.6	7.7

Other Fair Value Hedges
Fixed Rate Bank Notes	Receive Fixed Swap	$100.0	$0.1	8.1

Institutional CDs	Receive Fixed Swap	50.0	1.3	28.2

Callable CDs	Receive Fixed Swap	2,232.9	(5.2)	12.2

Brokered Bullet CDs	Receive Fixed Swap	210.8	3.1	5.2

Medium Term Notes	Receive Fixed Swap	7.0	0.0	19.9

The impact from fair value hedges to total net interest income for the three months ended March 31, 2008 was a positive $5.1 million.  The impact to net interest income due to ineffectiveness was not material.

The following table summarizes the Corporation’s cash flow hedges.

Cash Flow Hedges
March 31, 2008				Weighted
		Notional	Fair	Average
Hedged	Hedging	Amount	Value	Remaining
Item	Instrument	($ in mil)	($ in mil)	Term (Yrs)
Variable Rate Loans	Receive Fixed Swap	$100.0	$0.2	0.3

Institutional CDs	Pay Fixed Swap	800.0	(30.5)	1.5

FHLB Advances	Pay Fixed Swap	800.0	(68.0)	4.3

Floating Rate Bank Notes	Pay Fixed Swap	550.0	(23.3)	1.7

The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges for the three months ended March 31, 2008 was negative $5.7 million.  For the three months ended March 31, 2008, the impact due to ineffectiveness was not material.

For the three months ended March 31, 2007, the total effect on net interest income resulting from derivative financial instruments was a positive $5.0 million, including the amortization of terminated derivative financial instruments.  For the three months ended March 31, 2007, the impact due to ineffectiveness was not material.

15.	Postretirement Health Plan

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2008 & 2007 (Unaudited)

Net periodic postretirement benefit cost for the three months ended March 31, 2008 and 2007 included the following components ($000’s):

	Three Months
	Ended March 31,
	2008	2007
Service cost	$238	$245
Interest cost on APBO	984	816
Expected return on plan assets	(435)	(252)
Prior service amortization	(593)	(524)
Actuarial loss amortization	75	116
Net periodic postretirement benefit cost	$269	$401

Benefit payments and expenses, net of participant contributions, for the three months ended March 31, 2008 amounted to $1.2 million.

The funded status, which is the accumulated postretirement benefit obligation net of fair value of plan assets, as of March 31, 2008 is as follows ($000’s):

Total funded status, December 31, 2007	$(32,638)
Service cost	(238)
Interest cost on APBO	(984)
Expected return on plan assets	435
Employer contributions/payments	2,164
Acquisition	(1,098)
Subsidy (Medicare Part D)	(111)
Total funded status, March 31, 2008	$(32,470)

16.	Segments

The Corporation’s operating segments are presented based on its management structure and management accounting practices.  The structure and practices are specific to the Corporation; therefore, the financial results of the Corporation’s business segments are not necessarily comparable with similar information for other financial institutions.

Based on the way the Corporation organizes its segments, the Corporation has determined that it has four reportable segments: Commercial Banking, Community Banking, Wealth Management and Treasury.

Total Revenues by type in Others consist of the following ($ in millions):

	Three Months
	Ended March 31,
	2008	2007
Investment Division	$14.5	$8.6
National Consumer Banking Division	20.8	27.0
Administrative & Other	42.1	10.7
Other	72.4	58.9
Total	$149.8	$105.2

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2008 & 2007 (Unaudited)

	Three Months Ended March 31, 2008 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$188.9	$202.6	$14.4	$1.5	$38.4	$(8.4)	$(7.0)	$430.4
Provision for loan and lease losses	120.2	26.6	2.9	-	(3.4)	-	-	146.3
Net interest income after
provision for loan and
lease losses	68.7	176.0	11.5	1.5	41.8	(8.4)	(7.0)	284.1

Other income	24.7	43.9	74.8	11.0	111.4	29.7	(84.3)	211.2
Other expense	64.3	161.2	61.2	3.8	94.8	14.8	(84.3)	315.8
Income before income taxes	29.1	58.7	25.1	8.7	58.4	6.5	(7.0)	179.5
Provision (benefit) for income taxes	11.6	23.5	10.1	3.5	(9.8)	1.4	(7.0)	33.3
Segment income	$17.5	$35.2	$15.0	$5.2	$68.2	$5.1	$-	$146.2

Identifiable assets	$27,406.7	$20,703.1	$1,496.5	$8,951.8	$5,350.1	$2,750.0	$(3,259.9)	$63,398.3

	Three Months Ended March 31, 2007 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$168.4	$197.7	$12.1	$4.6	$26.8	$(8.3)	$(6.9)	$394.4
Provision for loan and lease losses	9.7	6.5	0.6	-	0.3	-	-	17.1
Net interest income after
provision for loan and
lease losses	158.7	191.2	11.5	4.6	26.5	(8.3)	(6.9)	377.3

Other income	20.4	33.2	63.0	7.7	78.4	28.5	(75.6)	155.6
Other expense	45.7	139.5	51.0	3.3	89.4	27.7	(75.6)	281.0
Income before income taxes	133.4	84.9	23.5	9.0	15.5	(7.5)	(6.9)	251.9
Provision (benefit) for income taxes	53.4	33.9	9.5	3.6	(7.6)	(2.8)	(6.9)	83.1
Segment income	$80.0	$51.0	$14.0	$5.4	$23.1	$(4.7)	$-	$168.8

Identifiable assets (a)	$22,037.5	$17,921.8	$1,174.8	$7,975.8	$5,365.0	$1,990.7	$(1,311.2)	$55,154.4

(a)	Excludes assets of discontinued operations.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2008 & 2007 (Unaudited)

17.	Guarantees

Visa Litigation Update

As described in Note 25-Guarantees, in Notes to Consolidated Financial Statements  in Item 8 of the Corporation’s 2007 Annual Report on Form 10-K,  at December 31, 2007 the Corporation had $25.8 million accrued as its estimate of the fair value of its indemnification obligation to Visa, Inc. (“Visa”) for certain litigation matters. In conjunction with the January 2, 2008 acquisition of First Indiana, the Corporation assumed First Indiana’s indemnification obligation to Visa with an estimated fair value of $0.5 million.

During the first quarter of 2008, Visa completed an initial public offering (“IPO”). In conjunction with the IPO, Visa established a $3.0 billion escrow for the litigation matters subject to the indemnification from the proceeds of the IPO. As a result of the funded escrow, the Corporation reversed $12.2 million of the litigation accruals that were originally recorded and assumed based on the Corporation’s membership interests in Visa and the funded escrow.

Visa redeemed 38.7% of the Visa Class B common stock owned by the Corporation for cash in the amount of $26.9 million. The Corporation’s remaining Visa Class B common stock was placed in escrow for a period of three years, and it is expected that any indemnification obligations in excess of the funded escrow will be funded by the escrowed stock.  The Corporation’s Visa Class B common stock will be convertible to Visa Class A common stock based a conversion factor  that is currently 0.71429.  However, the ultimate conversion factor is dependent on the resolution of the pending litigation.

The Corporation continues to expect that the ultimate value of its remaining investment in Visa, for which there is no investment or carrying value recorded,  will exceed its indemnification obligations. However, additional accruals could be necessary depending on the resolution of the pending Visa litigation.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
($000's)

	Three Months Ended March 31,
	2008	2007
Assets
Cash and due from banks	$952,967	$995,031

Trading assets	178,308	41,301
Short-term investments	332,197	273,976

Investment securities:
Taxable	6,668,786	6,084,034
Tax-exempt	1,242,520	1,287,860
Total investment securities	7,911,306	7,371,894

Loan to Metavante	-	982,000

Loans and leases:
Loans and leases, net of unearned income	48,609,992	42,102,785
Allowance for loan and lease losses	(557,477)	(423,702)
Net loans and leases	48,052,515	41,679,083

Premises and equipment, net	509,260	439,970
Accrued interest and other assets	4,416,056	3,219,527
Assets of discontinued operations	-	1,508,755
Total Assets	$62,352,609	$56,511,537

Liabilities and Shareholders' Equity
Deposits:
Noninterest bearing	$5,628,370	$5,340,602
Interest bearing	32,099,428	27,747,157
Total deposits	37,727,798	33,087,759

Federal funds purchased and security repurchase agreements	3,557,653	3,396,166
Other short-term borrowings	2,857,920	852,217
Long-term borrowings	10,020,481	11,623,583
Accrued expenses and other liabilities	1,161,294	1,053,773
Liabilities of discontinued operations	-	239,565
Total liabilities	55,325,146	50,253,063

Shareholders' equity	7,027,463	6,258,474
Total Liabilities and Shareholders' Equity	$62,352,609	$56,511,537

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

Net income for the first quarter of 2008 amounted to $146.2 million compared to $216.8 million in the first quarter of 2007. Diluted earnings per share were $0.56 for the three months ended March 31, 2008 compared to $0.83 for the three months ended March 31, 2007.  The return on average assets and average equity was 0.94% and 8.37%, respectively, for the quarter ended March 31, 2008, and 1.56% and 14.05%, respectively, for the quarter ended March 31, 2007.

On November 1, 2007, old Marshall & Ilsley Corporation, the Accounting Predecessor to new Marshall & Ilsley Corporation (which is referred to as “M&I” or the “Corporation”) and its wholly owned subsidiary, Metavante Corporation (Accounting Predecessor to Metavante Technologies, Inc.), which is referred to as “Metavante,” became two separate publicly traded companies. The Corporation believes this transaction, which the Corporation refers to as the “Separation,” will provide substantial benefits to the shareholders of both companies by creating additional opportunities to focus on core businesses.  New Marshall & Ilsley Corporation’s enhanced capital position is expected to be a source of strength in the current credit environment and to drive earnings per share growth by enabling it to provide resources for continued organic growth, fund strategic initiatives within its business lines and pursue opportunities in new geographic markets.

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

As a result of the Separation, the assets, liabilities and net income of Metavante have been de-consolidated from the Corporation’s historical consolidated financial statements and are now reported as discontinued operations.  For the  three months ended March 31, 2007, discontinued operations in the Consolidated Statements of Income also includes the expenses attributable to the Separation transaction during that period. The assets and liabilities reported as discontinued operations do not directly reconcile to historical consolidated assets and liabilities reported by Metavante.  The amounts reported as assets or liabilities of discontinued operations include adjustments for intercompany cash and deposits, receivables and payables, intercompany debt and reclassifications that were required to de-consolidate the financial information of the two companies.

As previously stated, net income in the first quarter of 2008 amounted to $146.2 million or $0.56 per diluted share compared to income from continuing operations in the first quarter of 2007 of $168.8 million or $0.65 per diluted share, a decrease of $22.6 million or $0.09 per diluted share.  The decrease in income from continuing operations in the first quarter of 2008 compared to the first quarter of 2007 was primarily attributable to the increases in the provision for loan and lease losses.

The ongoing deterioration in the national residential real estate markets continued to adversely affect the Corporation’s loan and lease portfolio.  The Corporation’s construction and development real estate loans, particularly in Arizona and the west coast of Florida, continued to exhibit stress and impairment.  As a result, net charge-offs and the provision for loan and lease losses were significantly higher in the first quarter 2008 when compared to the first quarter of 2007.  For the three months ended March 31, 2008, the provision for loan and lease losses amounted to $146.3 million compared to $17.1 million for the three months ended March 31, 2007, an increase of $129.2 million.  On an after-tax basis, this increase amounted to approximately $84.0 million or $0.32 per diluted share.

During the first quarter of 2008 the Corporation recognized income of $39.1 million due to the completion of the initial public offering (“IPO”) by Visa, Inc. (“Visa”).  As a result of the IPO, Visa redeemed 38.7% of  the Class B Visa common stock  owned by the Corporation.  In addition, Visa established an escrow for certain litigation matters from the proceeds of the IPO.  As a result of the funded escrow, the Corporation partially reversed the litigation accruals in the first quarter of 2008 that were originally recorded in the fourth quarter of 2007 due to the Corporation’s membership interests in Visa. On an after-tax basis, the Visa-related items increased net income by approximately $25.4 million or $0.10 per diluted share.

Organic loan and bank-issued deposit growth, the banking acquisition completed in 2008 and a full quarter of the two banking acquisitions completed in 2007 contributed to the growth in net interest income and other banking sources of revenues.  Continued growth in assets under management and assets under administration and acquisitions resulted in solid growth in fee income for Wealth Management.

During the first quarter of 2008 the Corporation recognized an additional income tax benefit of approximately $20.0 million, or $0.08 per diluted share, related to how the TEFRA (interest expense) disallowance should be calculated within a consolidated group.

With regard to the outlook for the remainder of 2008, management expects that continued pricing competition for loan products, increased funding costs and the elevated levels of nonperforming loans make it more likely that slight net interest margin compression will continue.  Commercial and industrial loan growth and commercial real estate loan growth are expected to show mid single-digit growth rates for 2008 compared to 2007. Wealth management revenue, which is somewhat dependent on market volatility and direction, is expected to show high single-digit to low double-digit growth rates in 2008 compared to 2007.

With respect to credit quality, management expects that the remainder of 2008 will continue to be a difficult year for residential real estate markets.  Management expects the provision for loan and lease losses will continue to be higher than its pre-2007 historical experience. The credit environment and underlying collateral values continue to be  rapidly changing and as a result, there are numerous unknown factors at this time that will ultimately affect the timing and amount of nonperforming assets, net charge-offs and the provision for loan and lease losses that will be recognized in the remainder of 2008. In addition, the timing and amount of charge-offs will continue to be influenced by the Corporation’s strategies for managing its nonperforming loans and leases. Should real estate markets deteriorate more than management currently expects, the Corporation would experience increased levels of nonperforming assets, increased net charge-offs, a higher provision for loan and lease losses, lower net interest income and increased operating costs due to the expense associated with collection efforts and the operating expense of carrying nonperforming assets.

The Corporation’s actual results for the remainder of 2008 could differ materially from those expected by management.  See “Forward-Looking Statements” in Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of the various risk factors that could cause actual results to differ materially from expected results.

ACQUISITION ACTIVITIES

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

See Note 8 – Business Combinations in Notes to Financial Statements for further discussion of the Corporation’s acquisition activities.

NOTEWORTHY TRANSACTIONS AND EVENTS

Some of the more noteworthy transactions and events that occurred in the three months ended March 31, 2008 and 2007 consisted of the following:

First quarter 2008

As previously discussed, on January 2, 2008, the Corporation completed its acquisition of First Indiana.

During the first quarter of 2008 the Corporation recognized income of $39.1 million due to the completion of the IPO by Visa.  As a result of the IPO, Visa redeemed 38.7% of  the Class B Visa common stock  owned by the Corporation. The gain from the redemption amounted to $26.9 million and is reported in Net investment securities gains in the Consolidated Statements of Income.  In addition, Visa established an escrow for certain litigation matters from the proceeds of the IPO.  As a result of the funded escrow, the Corporation reversed $12.2 million of the litigation accruals that were originally recorded due to the Corporation’s membership interests in Visa which is reported in Other expense in the Consolidated Statements of Income.  On an after-tax basis, these two Visa-related items increased net income by approximately $25.4 million or $0.10 per diluted share.

During the first quarter of 2008 the Corporation recognized an additional income tax benefit of approximately $20.0 million, or $0.08 per diluted share, related to how the TEFRA (interest expense) disallowance should be calculated within a consolidated group.

First quarter 2007

The Corporation called $200 million 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities, which resulted in a loss of $9.5 million that is reported in Loss on termination of debt in the Consolidated Statements of Income.  On an after-tax basis, the loss amounted to $6.2 million or $0.02 per diluted share.

NET INTEREST INCOME

Net interest income is the difference between interest income on earning assets and interest expense on interest bearing liabilities.

Net interest income for the first quarter of 2008 amounted to $430.4 million compared to $394.5 million reported for the first quarter of 2007, an increase of $35.9 million or 9.1%.  Acquisition-related and organic loan growth, the growth in bank issued deposits and the cash received in the Separation were the primary contributors to the increase in net interest income.  Factors negatively affecting net interest income compared to the prior year included the impact of the financing costs associated with the 2008 and 2007 banking acquisitions, the cost of common stock repurchases, the cost of purchased bank-owned life insurance, the impact on interest income associated with the increase in nonaccrual loans and leases, tightening loan spreads and a general shift in the bank issued deposit mix from lower cost to higher cost deposit products.

Average earning assets increased $6.3 billion or 12.3% in the first quarter of 2008 compared to the first quarter of 2007.  Average loans and leases accounted for $6.5 billion of the growth in average earning assets in the first quarter of 2008 compared to the first quarter of 2007.  Average investment securities, short-term investments and trading assets increased $734.6 million in the first quarter of 2008 over the prior year first quarter. As previously discussed, the loan to Metavante was paid on November 1, 2007 resulting in a decrease to average earning assets in the first quarter of 2008 compared to the first quarter of 2007 of $982.0 million.

Average interest bearing liabilities amounted to $48.5 billion in the first quarter of 2008 compared to $43.6 billion in the first quarter of 2007, an increase of $4.9 billion or 11.3%.  Average interest bearing deposits increased $4.4 billion or 15.7% in the first quarter of 2008 compared to the first quarter of 2007.  Average total borrowings increased approximately $0.5 billion or 3.6% in the first quarter of 2008 compared to the same period in 2007.

Average noninterest bearing deposits increased $0.3 billion or 5.4% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

The growth and composition of the Corporation’s quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table  ($ in millions):

Consolidated Average Loans and Leases

	2008	2007				Growth Pct.
	First	Fourth	Third	Second	First		Prior
	Quarter	Quarter	Quarter	Quarter	Quarter	Annual	Quarter
Commercial loans
and leases
Commercial	$14,389	$13,264	$12,755	$12,494	$12,164	18.3%	8.5%

Commercial real estate
Commercial mortgages	12,480	11,817	11,592	11,175	10,936	14.1	5.6
Construction	4,463	4,044	3,816	3,607	3,480	28.2	10.4
Total commercial
real estate	16,943	15,861	15,408	14,782	14,416	17.5	6.8
Commercial lease
financing	522	528	510	507	513	1.7	(1.2)
Total commercial
loans and leases	31,854	29,653	28,673	27,783	27,093	17.6	7.4

Personal loans and leases
Residential real estate
Residential mortgages	7,693	6,966	6,774	6,562	6,382	20.6	10.4
Construction	2,605	2,764	2,803	2,827	2,780	(6.3)	(5.8)
Total residential real estate	10,298	9,730	9,577	9,389	9,162	12.4	5.8

Personal loans
Student	121	95	62	70	113	6.9	27.0
Credit card	258	255	248	239	236	9.3	1.1
Home equity
loans and lines	4,670	4,344	4,248	4,223	4,295	8.7	7.5
Other	1,211	1,170	1,116	1,024	1,036	16.9	3.5
Total personal loans	6,260	5,864	5,674	5,556	5,680	10.2	6.8

Personal lease financing	198	195	186	176	168	18.3	1.6
Total personal
loans and leases	16,756	15,789	15,437	15,121	15,010	11.6	6.1
Total consolidated average
loans and leases	$48,610	$45,442	$44,110	$42,904	$42,103	15.5%	7.0%

Total consolidated average loans and leases increased $6.5 billion or 15.5% in the first quarter of 2008 compared to the first quarter of 2007. Total consolidated average loan and lease organic growth, excluding the effect of the banking acquisitions, was 8.8% in the first quarter of 2008 compared to the first quarter of 2007.  Approximately $2.6 billion of the growth in total consolidated average loans and leases was attributable to the banking acquisitions and $3.9 billion of the growth was organic.  Of the $2.6 billion of average growth attributable to the banking acquisitions, $0.7 billion was attributable to average commercial loans, $1.2 billion was attributable to average commercial real estate loans and $0.4 billion was attributable to average residential real estate loans. Of the $3.9 billion of average loan and lease organic growth, $1.5 billion was attributable to average commercial loans and leases, $1.4 billion was attributable to average commercial real estate loans, and $0.7 billion was attributable to average residential real estate loans. Average home equity loans and lines increased $0.4 billion or 8.7% in the first quarter of 2008 compared to the first quarter of 2007. Home equity loan and line growth attributable to the acquisitions was $0.3 billion in the first quarter of 2008 compared to the first quarter of 2007.

Total average commercial loan and lease organic growth was 11.3% in the first quarter of 2008 compared to the first quarter of 2007. New business and  increased utilization of credit lines by existing customers across the markets the Corporation serves resulted in the strong organic growth in commercial loans and leases in the first quarter of 2008.  Management believes that year-over-year organic commercial loan growth (as a percentage) will moderate somewhat from the growth experienced in the first quarter of 2008 and expects annual organic commercial loan and lease growth will be in the mid single-digit percentage range in 2008 compared to 2007.

Total average commercial real estate loan organic growth was 8.7% in the first quarter of 2008 compared to the first quarter of 2007. The Corporation continues to experience slowing in the construction market for mid-sized and smaller residential developers, and to some extent throughout the commercial real estate business.  Office and retail real estate have also shown signs of softening.  Loan opportunities continue to exist in the apartment, medical office and warehousing segments.  Management expects commercial real estate loan growth will most likely be in the mid single-digit percentage range in 2008 compared to 2007.

From a production standpoint, residential real estate loan closings in the first quarter of 2008 were $1.4 billion compared to $1.1 billion in the fourth quarter of 2007 and first quarter of 2007, respectively.  The Corporation sells some of its residential real estate production (residential real estate and home equity loans) in the secondary market.  Selected residential real estate loans with rate and term characteristics that are considered desirable are retained in the portfolio.  For the three months ended March 31, 2008 and 2007, real estate loans sold to investors amounted to $0.5 billion and $0.6 billion, respectively.  At March 31, 2008 and 2007, the Corporation had approximately $68.7 million and $126.6 million of mortgage loans held for sale, respectively.  Gains from the sale of mortgage loans amounted to $8.5 million in the first quarter of 2008 compared to $8.8 million in the first quarter of 2007.

Home equity loans and lines, which includes the Corporation’s wholesale activity, continue to be one of the Corporation’s primary consumer loan products.  Average home equity loan and line organic growth amounted to $0.1 billion or 3.0%  in the first quarter of 2008 compared to the first quarter of 2007.  This growth reflects, in part, the decline in the national investor base and the shift of more production that meets the Corporation’s underwriting criteria  to portfolio. Management expects this trend to continue in the near-term.

The sub-prime mortgage banking environment has been experiencing considerable strain from  rising delinquencies and liquidity pressures and some sub-prime lenders have failed.  The increased scrutiny of the sub-prime lending market is one of the factors that have impacted general market conditions as well as perceptions of the mortgage origination business.  The Corporation considers sub-prime loans to be those loans with high loan-to-value, temporary below market interest rates, which are sometimes referred to as teaser rates, or interest deferral options at the time of origination and credit scores that are less than 620.  The Corporation believes that loans with these characteristics have contributed to the high levels of foreclosures and losses the industry is currently experiencing.  The Corporation does not originate sub-prime mortgages or sub-prime home equity loans or lines for its own portfolio.  However, in the fourth quarter of 2007 the Corporation experienced  a loss and may continue to have loss exposure from loans to entities that are associated with sub-prime mortgage banking.  The Corporation does not originate mortgage loans with variable interest-only payment plans, commonly referred to as “option ARMs.”  Option ARMs may include low introductory interest plans with significant escalation in the rate when the agreement calls for the rate to reset.  The borrower may also be able to fix the monthly payment amount, potentially resulting in negative amortization of the loan.  The Corporation does not originate mortgage loans that permit negative amortization.  A negative amortization provision in a mortgage allows the borrower to defer payment of a portion or all of the monthly interest accrued on the mortgage and to add the deferred interest amount to the mortgage’s principal balance subject to a stated maximum permitted amount of negative amortization.  Once the maximum permitted amount of negative amortization is reached, the borrowers’ monthly payment is reset and is usually significantly higher than the monthly payment made during periods of negative amortization.  The Corporation does participate in the Alt-A market.  The Corporation’s Alt-A products are offered to borrowers with higher credit scores and lower loan-to-value ratios who choose the convenience of less than full documentation in exchange for higher reserve requirements and a higher mortgage rate.  The Corporation’s adjustable rate mortgage loans are underwritten to fully-indexed rates.

At March 31, 2008, the Corporation’s combined average loan-to-value ratios and credit scores were 79.9% and 728, respectively for its residential real estate loan and home equity loan and line of credit portfolios, excluding residential construction loans to developers. The Corporation’s exposure to residential real estate and home equity borrowers with credit scores that were less than 620 was approximately $313.7 million at March 31, 2008.  The average loan-to-value ratio for residential real estate and home equity borrowers with credit scores that were less than 620 was approximately 79.8% at March 31, 2008.  These loans were primarily obtained through banking acquisitions or from previously sold loans put back to the Corporation.

Average automobile loans, which are included in other personal loans in the table above, amounted to $462.5 million in the first quarter of 2008 compared to $333.9 million in the first quarter of 2007, an increase of $128.6 million or 38.5%.  During the second quarter of 2007, the Corporation opted to discontinue the sale and securitization of automobile loans into the secondary market on a recurring basis. Auto loans securitized and sold in the first quarter of 2007 amounted to $0.1 billion. Net gains and losses from the sale and securitization of auto loans were not significant in the three months ended March 31, 2007.

The Corporation has identified certain types of loans that are secured by real estate. The Corporation refers to these loans as construction and development loans. Certain construction and development loans currently have a higher risk profile because the value of the underlying collateral is dependent on the housing-related real estate markets. Construction and development loans consist of :

Commercial Construction - Loans primarily to mid-sized local and regional companies to construct a variety of commercial projects, including farmland, industrial, multi-family, office, retail, single-family and condominiums.

Commercial Land - Loans primarily to mid-sized local and regional companies to acquire and develop land for a variety of commercial projects, including farmland, industrial, multi-family, office, retail, single-family and condominiums.

Residential Construction by Individuals - Loans to individuals to construct 1-4 family homes.

Residential Land - Loans primarily to individuals and mid-sized local and regional builders to acquire and develop land for 1-4 family homes.

Residential Construction by Developers - Loans primarily to mid-sized local and regional builders to construct 1-4 family homes in residential subdivisions.

The growth and composition of the Corporation’s quarterly average construction and development loans for the current quarter and previous four quarters are reflected in the following table  ($ in millions):

Consolidated Average Construction and Development Loans

	2008	2007				Growth Pct.
	First	Fourth	Third	Second	First		Prior
	Quarter	Quarter	Quarter	Quarter	Quarter	Annual	Quarter
Commercial
Construction	$4,463	$4,044	$3,816	$3,607	$3,480	28.2%	10.4%
Land	973	897	864	772	742	31.2	8.5
Total commercial	5,436	4,941	4,680	4,379	4,222	28.8	10.0

Residential
Construction by
individuals	1,010	1,055	1,012	965	979	3.1	(4.3)
Land	2,511	2,521	2,497	2,431	2,383	5.4	(0.4)
Construction by
developers	1,595	1,709	1,791	1,862	1,801	(11.4)	(6.7)
Total residential	5,116	5,285	5,300	5,258	5,163	(0.9)	(3.2)
Total consolidated
average construction
and development loans	$10,552	$10,226	$9,980	$9,637	$9,385	12.4%	3.2%

Total consolidated average construction and development loans increased $1.2 billion or 12.4% in the first quarter of 2008 compared to the first quarter of 2007. Approximately $0.3 billion of the growth in total consolidated average construction and development loans was attributable to the banking acquisitions and $0.9 billion of the growth was organic.

The growth and composition of the Corporation’s quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

Consolidated Average Deposits

	2008	2007				Growth Pct.
	First	Fourth	Third	Second	First		Prior
	Quarter	Quarter	Quarter	Quarter	Quarter	Annual	Quarter
Bank issued deposits
Noninterest bearing deposits
Commercial	$4,004	$4,016	$3,977	$3,878	$3,791	5.6%	(0.3	) %
Personal	1,018	943	951	996	964	5.6	8.0
Other	607	604	585	586	586	3.3	0.3
Total noninterest
bearing deposits	5,629	5,563	5,513	5,460	5,341	5.4	1.2

Interest bearing activity deposits
Savings and NOW	3,202	2,842	2,899	2,929	2,951	8.5	12.7
Money market	9,784	8,987	8,853	8,587	8,260	18.4	8.9
Foreign activity	1,965	2,050	2,067	1,756	1,765	11.3	(4.1)
Total interest bearing
activity deposits	14,951	13,879	13,819	13,272	12,976	15.2	7.7

Time deposits
Other CDs and
time deposits	4,655	4,449	4,778	4,882	4,832	(3.7)	4.6
CDs greater
than $100,000	4,203	3,897	4,010	3,803	3,568	17.8	7.8
Total time deposits	8,858	8,346	8,788	8,685	8,400	5.5	6.1
Total bank issued deposits	29,438	27,788	28,120	27,417	26,717	10.2	5.9

Wholesale deposits
Money market	1,903	1,823	2,621	1,795	938	103.0	4.4
Brokered CDs	5,102	3,734	3,261	3,635	4,332	17.8	36.7
Foreign time	1,285	1,297	842	829	1,101	16.7	(0.9)
Total wholesale deposits	8,290	6,854	6,724	6,259	6,371	30.1	21.0
Total consolidated
average deposits	$37,728	$34,642	$34,844	$33,676	$33,088	14.0%	8.9%

Average total bank issued deposits increased $2.7 billion or 10.2% in the first quarter of 2008 compared to the first quarter of 2007.  Excluding the effect of the banking acquisitions, average total bank issued deposits were relatively unchanged in the first quarter of 2008 compared to the first quarter of 2007.  Approximately $2.6 billion of the growth in average total bank issued deposits was attributable to the banking acquisitions and $0.1 billion of the growth was organic.  Of the $2.6 billion of average growth attributable to the banking acquisitions, $0.4 billion was attributable to average noninterest bearing deposits, $1.4 billion was attributable to average interest bearing activity deposits and $0.8 billion was attributable to average time deposits.  Of the $0.1 billion of average bank issued deposit organic growth, $0.6 billion was attributable to average interest bearing deposits while average time deposits declined $0.4 billion. Excluding the effect of the banking acquisitions, average noninterest bearing deposits decreased $0.1 billion in the first quarter of 2008 compared to the first quarter of 2007.

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

As a result of the recent increased level of high-priced competition and the Corporation’s decision to maintain its pricing discipline, organic growth in average total bank issued interest bearing deposits was relatively unchanged in the first quarter of 2008 compared to the first quarter of 2007.  The Corporation continued to experience shifts in the bank issued deposit mix.  In their search for higher yields, both new and existing customers have been migrating their deposit balances to higher cost deposit products.  Management expects this behavior to continue.

Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation’s own banking branches.  The Corporation continues to make use of wholesale funding alternatives, especially brokered and institutional certificates of deposit.  These deposits allow the Corporation’s bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. For the three months ended March 31, 2008, average wholesale deposits increased $1.9 billion, or 30.1% compared to the three months ended March 31, 2007.  Notwithstanding the increase in wholesale deposit balances, management currently believes that it has adequate liquidity to ensure that funds are available to the Corporation and each of its banks to satisfy their cash flow requirements.  However, if capital markets deteriorate more than management currently expects, the Corporation could experience stress on its liquidity position.

Total borrowings amounted to $16.7 billion at March 31, 2008 and were relatively unchanged since December 31, 2007. During the first quarter of 2007, the Corporation called its $200 million in principal amount of 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities. As previously discussed, the loss realized on this transaction amounted  to $9.5 million and is reported as Loss on termination of debt  in the Consolidated Statements of Income.

The Corporation’s consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three months ended March 31, 2008 and 2007, are presented in the following tables ($ in millions):

Consolidated Yield and Cost Analysis

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
			Average			Average
	Average		Yield or	Average		Yield or
	Balance	Interest	Cost (b)	Balance	Interest	Cost (b)
Loans and leases: (a)
Commercial loans and leases	$14,910.3	$231.7	6.25%	$12,677.1	$238.1	7.62%
Commercial real estate loans	16,943.3	276.5	6.56	14,416.3	270.1	7.60
Residential real estate loans	10,297.6	164.7	6.43	9,161.7	165.4	7.32
Home equity loans and lines	4,670.7	80.0	6.89	4,295.0	79.9	7.55
Personal loans and leases	1,788.1	31.1	6.99	1,552.7	30.0	7.85
Total loans and leases	48,610.0	784.0	6.49	42,102.8	783.5	7.55

Loan to Metavante	-	-	-	982.0	10.8	4.46

Investment securities (b):
Taxable	6,668.8	77.5	4.69	6,084.0	77.1	5.08
Tax Exempt (a)	1,242.5	21.0	6.85	1,287.9	21.5	6.87
Total investment securities	7,911.3	98.5	5.03	7,371.9	98.6	5.39

Trading securities (a)	178.3	0.7	1.51	41.3	0.1	1.38
Other short-term investments	332.2	2.9	3.53	274.0	3.5	5.22
Total interest earning assets	$57,031.8	$886.1	6.25%	$50,772.0	$896.5	7.15%

Interest bearing deposits:
Bank issued deposits:
Bank issued interest
bearing activity deposits	$14,951.2	$90.3	2.43%	$12,976.3	$115.9	3.62%
Bank issued time deposits	8,858.1	100.1	4.54	8,399.8	100.4	4.85
Total bank issued deposits	23,809.3	190.4	3.22	21,376.1	216.3	4.10
Wholesale deposits	8,290.1	82.4	4.00	6,371.0	80.1	5.10
Total interest bearing deposits	32,099.4	272.8	3.42	27,747.1	296.4	4.33

Short-term borrowings	6,415.6	53.5	3.36	4,248.4	54.9	5.24
Long-term borrowings	10,020.5	122.3	4.91	11,623.6	143.7	5.02
Total interest bearing liabilities	$48,535.5	$448.6	3.72%	$43,619.1	$495.0	4.60%

Net interest margin (FTE)		$437.5	3.09%		$401.5	3.20%
Net interest spread (FTE)			2.53%			2.55%

(a)	Fully taxable equivalent (“FTE”) basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(b)	Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin FTE decreased 11 basis points from 3.20% in the first quarter of 2007 to 3.09% in the first quarter of 2008.  Compared to the fourth quarter of 2007, the net interest margin FTE decreased 4 basis points from 3.13% in the fourth quarter of 2007 to 3.09% in the first quarter of 2008. The cash received from Metavante was beneficial to net interest income and the net interest margin in the first quarter of 2008, although the benefit was realized for two months in the fourth quarter of 2007.  The Corporation continued to experience loan growth that exceeded its ability to generate lower cost deposits and the movement of new and existing deposits into higher cost products.  In addition, the cash acquisition of First Indiana, share repurchases and the increase in nonaccrual loans reduced net interest income and were additional sources of contraction to the net interest margin.

Net interest income and the net interest margin percentage can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation’s markets, prepayment activity, future interest rate changes, levels of nonaccrual loans and various other factors. Management continues to believe that margin contraction is more likely than margin expansion.  As a result, the net interest margin FTE as a percent of average earning assets could continue to exhibit slight downward pressure in the near term.

PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY

The following tables present comparative consolidated credit quality information as of March 31, 2008 and the prior four quarters:

Nonperforming Assets
($000’s)

	2008	2007
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual	$774,137	$686,888	$445,750	$373,387	$340,684
Renegotiated	97	224,398	107	113	117
Past due 90 days or more	12,784	13,907	7,736	10,463	10,858
Total nonperforming loans and leases	787,018	925,193	453,593	383,963	351,659
Other real estate owned	177,806	115,074	77,350	24,462	26,580
Total nonperforming assets	$964,824	$1,040,267	$530,943	$408,425	$378,239
Allowance for loan and lease losses	$543,539	$496,191	$452,697	$431,012	$423,084

Consolidated Statistics

	2008	2007
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Net charge-offs to average
loans and leases annualized	1.08%	1.67%	0.23%	0.22%	0.14%
Total nonperforming loans and leases
to total loans and leases	1.60	2.00	1.01	0.89	0.83
Total nonperforming assets to total loans
and leases and other real estate owned	1.95	2.24	1.18	0.94	0.89
Allowance for loan and lease losses
to total loans and leases	1.10	1.07	1.01	1.00	1.00
Allowance for loan and lease losses
to total nonperforming loans and leases	69	54	100	112	120

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (“OREO”).  Nonperforming loans and leases consist of nonaccrual, troubled-debt restructured loans which the Corporation refers to as renegotiated, and loans and leases that are delinquent 90 days or more and still accruing interest.  The balance of nonperforming loans and leases are affected by acquisitions and may be subject to fluctuation based on the timing of cash collections, renegotiations and renewals.

Generally, loans that are 90 days or more past due as to interest or principal are placed on nonaccrual.  Exceptions to these rules are generally only for loans fully collateralized by readily marketable securities or other relatively risk free collateral.  In addition, a loan may be placed on nonaccrual when management makes a determination that the facts and circumstances warrant such classification irrespective of the current payment status.  At March 31, 2008, approximately $147.7 million of the Corporation’s nonaccrual loans were less than 90 days past due.

Maintaining nonperforming assets at an acceptable level is important to the ongoing success of a financial services institution. In addition to the negative impact on net interest income and credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts and the expenses of carrying OREO.

At March 31, 2008, nonperforming loans and leases amounted to $787.0 million or 1.60% of consolidated loans and leases compared to $925.2 million or 2.00% of consolidated loans and leases at December 31, 2007, and $351.7 million or 0.83% of consolidated loans and leases at March 31, 2007.

Nonperforming loans and leases at March 31, 2008 decreased by $138.2 million compared to December 31, 2007. During the first quarter of 2008, the renegotiated portion of  the Franklin Credit Management Corp. (“Franklin”) loan, which was $224.3 million at December 31, 2007, was reclassified to performing status.  Franklin continued to be in compliance with the restructured terms and the Corporation’s exposure was reduced by $37.8 million as of April 30, 2008. During the first quarter of 2008, the Corporation  sold $108.5 million of nonaccrual real estate loans located in Florida and Arizona.  Nonperforming loans associated with the January 2, 2008 acquisition of First Indiana amounted to $22.5 million at March 31, 2008.

The following table shows the Corporation’s nonperforming loans and leases by type of loan or lease at March 31, 2008 and December 31, 2007.

Major Categories of Nonperforming Loans & Leases
($ in millions)

	March 31, 2008				December 31, 2007
		Percent	Non-	% Non-		Percent	Non-	% Non-
	Total	of Total	Perform-	Perform-	Total	of Total	Perform-	Perform-
	Loans	Loans	ing Loans	ing to	Loans	Loans	ing Loans	ing to
	&	&	&	Loan &	&	&	&	Loan &
	Leases	Leases	Leases	Lease Type	Leases	Leases	Leases	Lease Type
Commercial loans & leases (a)	$15,414	31.3%	$54.2	0.35%	$14,326	31.0%	$273.1	1.91%

Commercial real estate
Commercial land and
construction	5,384	10.8	164.0	3.05	4,957	10.7	216.1	4.36
Other commercial real estate	11,573	23.5	94.6	0.82	11,097	24.0	84.2	0.76
Total commercial real estate	16,957	34.3	258.6	1.52	16,054	34.7	300.3	1.87

Residential real estate
1 - 4 family	5,358	10.9	83.1	1.55	4,593	9.9	59.6	1.30
Construction by individuals	995	2.0	22.2	2.23	1,041	2.2	10.5	1.01
Residential land and
construction by developers	3,989	8.1	306.1	7.67	4,111	8.9	223.1	5.43
Total residential real estate	10,342	21.0	411.4	3.98	9,745	21.0	293.2	3.01

Consumer loans & leases
Home equity loans and
lines of credit	4,722	9.6	52.1	1.10	4,413	9.5	50.7	1.15
Other consumer
loans and leases	1,865	3.8	10.7	0.57	1,758	3.8	7.9	0.45
Total consumer loans & leases	6,587	13.4	62.8	0.95	6,171	13.3	58.6	0.95

Total loans & leases	$49,300	100.0%	$787.0	1.60%	$46,296	100.0%	$925.2	2.00%

(a)	Nonperforming loans and leases at December 31, 2007 includes the renegotiated Franklin loan in the amount of $224.3 million.

Nonperforming commercial loans and leases amounted to $54.2 million at March 31, 2008 compared to $273.1 million at December 31, 2007, a decrease of $218.9 million which reflects the reclassification of the Franklin loan that amounted to $224.3 million at December 31, 2007. The levels of nonperforming commercial loans and leases were relatively unchanged since December 31, 2007, excluding the Franklin loan.

The national residential real estate markets continued to show signs of stress and deterioration during the first quarter of 2008.  Consistent with recent quarters, nonperforming real estate loans are the primary source of the Corporation’s nonperforming loans and leases and represented 85.1% of total nonperforming loans and leases at March 31, 2008. Nonperforming real estate loans amounted to $670.0 million at March 31, 2008 compared to $593.5 million at December 31, 2007, an increase of $76.5 million or 12.9%. Nonperforming loans associated with residential-related construction and development (commercial and residential), which the Corporation collectively refers to as construction and development loans, amounted to $492.3 million at March 31, 2008 compared to $449.7 million at December 31, 2007, an increase of $42.6 million or 9.5%, which is net of the nonaccrual real estate loans that were sold during the first quarter of 2008.  Nonperforming construction and development loans represented 73.5% of the Corporation’s nonperforming real estate loans and 62.5% of the Corporation’s total nonperforming loans and leases at March 31, 2008. Nonperforming 1-4 family residential real estate loans increased $23.5 million or 39.3% compared to December 31, 2007 and amounted to $83.1 million at March 31, 2008.

Nonperforming consumer loans and leases amounted to $62.8 million at March 31, 2008 compared to $58.6 million at December 31, 2007, an increase of $4.2 million or 7.2%. The levels of nonperforming consumer loans and leases (percent of nonperforming loans and leases to loans and leases outstanding) were relatively unchanged since December 31, 2007.

The following table presents a geographical summary of  nonperforming loans and leases at March 31, 2008 and December 31, 2007.

Geographical Summary of Nonperforming Loans & Leases
($ in millions)

	March 31, 2008				December 31, 2007
		Percent	Non-	% Non-		Percent	Non-	% Non-
	Total	of Total	Perform-	Perform-	Total	of Total	Perform-	Perform-
	Loans	Loans	ing Loans	ing to	Loans	Loans	ing Loans	ing to
	&	&	&	Loan &	&	&	&	Loan &
Geographical Summary	Leases	Leases	Leases	Lease Type	Leases	Leases	Leases	Lease Type
Wisconsin	$17,751	36.0%	$100.7	0.57%	$17,375	37.5%	$92.9	0.53%
Arizona	7,881	16.0	266.6	3.38	7,706	16.7	182.0	2.36
Minnesota	5,172	10.5	56.2	1.09	4,965	10.7	49.2	0.99
Missouri	3,378	6.8	24.5	0.73	3,158	6.8	29.8	0.94
Florida	3,013	6.1	130.1	4.32	2,884	6.2	197.3	6.84
Kansas & Oklahoma	1,330	2.7	22.9	1.72	1,303	2.8	31.1	2.38
Indiana	1,418	2.9	20.9	1.47	343	0.7	4.1	1.20
Others (a)	9,357	19.0	165.1	1.77	8,562	18.6	338.8	3.96
Total	$49,300	100.0%	$787.0	1.60%	$46,296	100.0%	$925.2	2.00%

(a)	Nonperforming loans and leases at December 31, 2007 includes the renegotiated Franklin loan in the amount of $224.3 million.

The housing-related stress continues to exist in both core and acquired loans. At March 31, 2008, nonperforming loans in Arizona and Florida (predominantly the west coast of Florida) amounted to $396.7 million, which was 50.4 % of total consolidated nonperforming loans and leases at March 31, 2008.  Approximately $311.6 million or 78.5% of nonperforming loans in Arizona and Florida at March 31, 2008 were construction and development loans.

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $177.8 million at March 31, 2008, compared to $115.1 million at December 31, 2007 and $26.6 million at March 31, 2007.  At March 31, 2008, properties acquired in partial or total satisfaction of problem loans consisted of construction and development of $135.0 million, 1-4 family residential real estate of $26.1 million and commercial real estate of $16.7 million.  Since December 31, 2007, construction and development properties increased $69.1 million, commercial real estate properties decreased $5.9 million and 1-4 family residential real estate properties decreased $0.5 million.  As a result of the soft real estate market and the increased possibility of foreclosures due to the elevated levels of nonperforming loans, management expects that OREO will continue to increase throughout the remainder of 2008.

Reconciliation of Allowance for Loan and Lease Losses
($000’s)

	2008	2007
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Beginning balance	$496,191	$452,697	$431,012	$423,084	$420,610

Provision for loan and lease losses	146,321	235,060	41,526	26,026	17,148

Allowance of banks and loans acquired	32,110	-	6,200	5,513	-

Loans and leases charged-off
Commercial	4,464	58,535	4,612	15,433	7,222
Real estate	123,815	130,384	19,143	7,789	6,616
Personal	6,872	4,859	6,102	4,473	4,290
Leases	678	889	361	464	173
Total charge-offs	135,829	194,667	30,218	28,159	18,301

Recoveries on loans and leases
Commercial	875	1,336	1,902	1,764	1,712
Real estate	2,280	434	884	1,070	488
Personal	1,167	978	938	1,095	935
Leases	424	353	453	619	492
Total recoveries	4,746	3,101	4,177	4,548	3,627
Net loans and leases charged-off	131,083	191,566	26,041	23,611	14,674
Ending balance	$543,539	$496,191	$452,697	$431,012	$423,084

Net charge-offs amounted to $131.1 million or 1.08% of average loans and leases in the first quarter of 2008 compared to $191.6 million or 1.67% of average loans and leases in the fourth quarter of 2007 and $14.7 million or 0.14% of average loans and leases in the first quarter of 2007.

Consistent with the fourth quarter of 2007, net charge-offs in the first quarter of 2008 were concentrated in three areas which the Corporation refers to as business channels. Net charge-offs for the Arizona business channel amounted to $44.6 million, net charge-offs for the west coast of Florida business channel amounted to $45.7 million and net charge-offs for the correspondent banking business channel amounted to $15.2 million.  Included in net charge-offs for the Arizona  and west coast of Florida business channels were the net charge-offs related to the loans that were sold during the first quarter of 2008.

Net charge-offs of real estate loans amounted to $121.5 million or 92.7% of total net charge-offs in the first quarter of 2008.  For the three months ended March 31, 2008, approximately $104.8 million of the real estate loan net charge-offs were construction and development loans.

Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $146.3 million in the first quarter of 2008.  By comparison, the provision for loan and lease losses amounted to $235.1 million in the fourth quarter of 2007 and $17.1 million in the first quarter of 2007.  The provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.  At March 31, 2008 the allowance for loan and lease losses amounted to $543.5 million compared to $423.1 million at March 31, 2007, an increase of $120.4 million or 28.5%. The ratio of the allowance for loan and lease losses to total loans and leases was 1.10% at March 31, 2008 compared to 1.07% at December 31, 2007 and 1.00% at March 31, 2007.

As previously discussed, real estate related loans and more particularly construction and development real estate loans that are primarily concentrated in the west coast of Florida and Arizona, have been the primary contributor to the increase in nonperforming loans and leases and net charge-offs in recent quarters. Real estate related loans made up the majority of the Corporation’s nonperforming loans and leases at March 31, 2008. Historically, the Corporation’s loss experience with real estate loans has been relatively low due to the sufficiency of the underlying real estate collateral. In a stressed housing market such as currently exists, the value of the collateral securing the loan has become one of the most important factors in determining the amount of loss incurred and the appropriate amount of allowance for loan and lease losses to record at the measurement date. Losses that are equal to the entire recorded investment for a real estate loan are remote.  However, in many cases, declining real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loan which has required additional charge-offs contributing to the increase in the provision for loan and lease losses and the elevated levels of net charge-offs the Corporation has experienced in recent quarters.

The Corporation estimates that the amount of cumulative charge-offs recorded on its nonperforming loans was approximately $177.3 million or 18.4 % of the unpaid principal balance of its nonperforming loans outstanding at March 31,2008. These charge-offs have reduced the carrying value of these nonperforming loans and leases to an amount that is estimated to be collectible with no further allowance required at the measurement date.

On an ongoing basis, the Corporation re-assesses the timeliness and propriety of appraisals for collateral dependent loans and has increased the frequency of obtaining indications of collateral values in current higher risk segments within its real estate portfolio such as the volatile real estate markets in the west coast of Florida and Arizona.

Management expects the stresses in the national housing markets will at least continue through the remainder of 2008. The level of net charge-offs and the recorded allowance for loan and lease losses are based on management’s best estimate of the losses incurred at the measurement date.  Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated. Rapidly changing collateral values, general economic conditions and numerous other factors continue to create volatility in the housing markets and have increased the possibility that additional losses may have to be recognized with respect to the Corporation’s current nonperforming assets. In addition, further deterioration in the national housing markets will result in an increase in the amount of nonperforming assets and losses reported in future quarters. As a result of the present volatility in the housing markets, management is not providing guidance with respect to the allowance for loan and lease losses or the expected provision for loan and lease losses for future quarters.

The Corporation will continue to proactively manage its problem loans and nonperforming assets and be aggressive to isolate, identify and assess its underlying loan and lease portfolio credit quality.  The Corporation believes that its risk at the individual loan level remains manageable and has developed and continues to develop strategies, such as selective sales of nonperforming loans, to mitigate its loss exposure. Construction and development loans tend to be more complex and may take more time to attain a satisfactory resolution.  Depending on the facts and circumstances, acquiring real estate collateral in partial or total satisfaction of problem loans may continue to be the best course of action to take in order to mitigate the Corporation’s exposure to loss.

OTHER INCOME

Total other income in the first quarter of 2008 amounted to $211.2 million compared to $155.6 million in the same period last year, an increase of $55.6 million or 35.8%.  Total other income in the first quarter of 2008 included gains resulting from Visa’s redemption of 38.7% of  the Class B Visa common stock  owned by the Corporation. The gain from the redemption amounted to $26.9 million.  The remaining increase in other income was primarily due to growth in wealth management services revenue, service charges on deposits and life insurance revenue.

Wealth management revenue amounted to $71.9 million in the first quarter of 2008 compared to $60.7 million in the first quarter of 2007, an increase of $11.2 million or 18.4%.  Wealth management revenue growth attributable to the acquisition completed in the second quarter of 2007, amounted to $1.7 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Assets under management were approximately $25.8 billion at March 31, 2008 compared to $25.7 billion at December 31, 2007, and approximately $22.9 billion at March 31, 2007. Assets under administration were approximately $105.4 billion at March 31, 2008 compared to $105.7 billion at December 31, 2007, and approximately $97.4 billion at March 31, 2007. Despite the downturn in the equity markets, the Corporation continued to attract assets for management and administration through increased sales in regional wealth management offices and the institutional trust business. Revenue growth was also experienced in securities lending and the operations outsourcing services. Management expects wealth management revenue to show high single-digit to low double-digit annual percentage growth rates in 2008.  Wealth management revenue is affected by market volatility and direction which could cause wealth management revenue  in 2008 to differ from the revenue expected by management.

Service charges on deposits amounted to $35.7 million in the first quarter of 2008 compared to $27.7 million in the first quarter of 2007, an increase of $8.0 million or 29.0%.  The banking acquisitions contributed $4.3 million of the growth in service charges on deposits for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  A portion of this source of fee income is sensitive to changes in interest rates.  In a declining rate environment, customers that pay for services by maintaining eligible deposit balances receive a lower earnings credit that results in higher fee income.  Excluding the effect of the banking acquisitions, higher service charges on deposits associated with commercial demand deposits accounted for the majority of the increase in revenue in the first quarter of 2008 compared to the first quarter of 2007.

Total mortgage banking revenue was $9.4 million in the first quarter of 2008 compared to $10.1 million in the first quarter of 2007, a decrease of $0.7 million or 7.7%.  For the three months ended March 31, 2008, the Corporation sold $0.5 billion of residential mortgage and home equity loans to the secondary market compared to $0.6 billion in the three months ended March 31, 2007.

Net investment securities gains amounted to $25.7 million in the first quarter of 2008 compared to $1.6 million in the first quarter of 2007, an increase of $24.1 million. In conjunction with its IPO, Visa redeemed 38.7% of  the Class B Visa common stock owned by the Corporation. The gain from the redemption amounted to $26.9 million. Other than temporary impairment on the residual interests held in the form of interest-only strips associated with the Corporation’s auto securitization activities resulted in a loss of $2.0 million in the first quarter of 2008. Gains recognized in the three months ended March 31, 2008 and 2007 from capital markets investments amounted to $1.1 million and $1.6 million, respectively.

Life insurance revenue amounted to $12.4 million for the three months ended March 31, 2008 compared to $7.5 million for the three months ended March 31, 2007, an increase of $4.9 million or 64.8%.  During the second half of 2007, the  Corporation purchased $286.6 million of additional bank-owned life insurance.  That purchase along with bank-owned life insurance acquired in the banking acquisitions were the primary contributors to the increase in life insurance revenue in the first quarter of 2008 compared to the first quarter of 2007.

Other income in the first quarter of 2008 amounted to $56.2 million compared to $47.9 million in the first quarter of 2007, an increase of $8.3 million or 17.2%. A final settlement for the three branches in Tulsa, Oklahoma that were sold in the fourth quarter of 2007 resulted in additional gain of $2.4 million.  Increased fees and income from the banking acquisitions as well as organic growth in a variety of sources of fees and income, especially trading income and card-related fees also contributed to the growth in other income in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

OTHER EXPENSE

Total other expense for the three months ended March 31, 2008 amounted to $315.8 million compared to $281.0 million for the three months ended March 31, 2007, an increase of $34.8 million or 12.4%.

Total other expense for the three months ended March 31, 2008 included the operating expenses associated with the banking acquisitions in 2008 and 2007 and the 2007 wealth management acquisition.  The operating expenses of the acquired entities have been included in the Corporation’s consolidated operating expenses from the dates the transactions were completed, which had an impact on the period to period comparability of operating expenses in 2008 compared to 2007.  Approximately $20.7 million of the operating expense growth in the first quarter of 2008 compared to the first quarter of 2007 were attributable to the acquisitions.

During the first quarter of 2008, Visa established an escrow for certain litigation matters from the proceeds of its IPO.  As a result, the Corporation reversed part of its litigation accruals that were originally recorded due to the Corporation’s membership interests in Visa in an amount equal to its pro rata share of the funded escrow. Included in total other expense for the three months ended March 31, 2008 is the  reversal of $12.2 million related to the Visa litigation matters.

 Total other expense for the three months ended March 31, 2007 included the loss of $9.5 million related to the call of the Corporation’s 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities that occurred in the first quarter of 2007.

The Corporation estimates that its expense growth in the three months ended March 31, 2008 compared to the three months ended March 31, 2007, excluding the acquisitions, the Visa litigation accrual adjustment  and the loss related to the call of the Corporation’s 7.65% junior subordinated deferrable interest debentures, was approximately $35.7 million or 13.2%.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic.  The efficiency ratio is calculated by taking total other expense divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis.  The Corporation’s efficiency ratios for the three months ended March 31, 2008 and prior four quarters were:

Efficiency Ratios

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2007	2007	2007	2007
Consolidated Corporation	50.6%	71.2%	49.9%	51.3%	50.5%

As previously discussed, total other expense for the three months ended March 31, 2008 includes the  reversal of $12.2 million related to the Visa litigation matters.  Excluding that reversal, the Corporation’s efficiency ratio for the three months ended March 31, 2008 would have been 52.6%.

The efficiency ratio for the fourth quarter of 2007 was adversely affected by charitable contribution expenses, the original Visa litigation accrual and a debt termination loss and was positively impacted by gain from the divestiture of three bank branches. Excluding those items, the Corporation’s efficiency ratio for the three months ended December 31, 2007 would have been 53.7%.

Salaries and employee benefits expense amounted to $174.7 million in the first quarter of 2008 compared to $150.2 million in the first quarter of 2007, an increase of $24.5 million or 16.3%. Salaries and employee benefits related to the acquisitions contributed approximately $10.7 million to the expense growth in  the first quarter of 2008 compared to the first quarter of 2007.

Occupancy and equipment expense for three months ended March 31, 2008 amounted to $31.2 million, compared to $27.4 million for the three months ended March 31, 2007, an increase of $3.8 million or 13.9%. Occupancy and equipment expense related to the acquisitions contributed approximately $2.9 million to the expense growth in  the first quarter of 2008 compared to the first quarter of 2007.

Software and processing expenses amounted to $38.3 million in the first quarter of 2008 compared to $36.9 million in the first quarter of 2007, an increase of $1.4 million or 4.0%.  The acquisitions accounted for $0.7 million of the expense growth for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Supplies and printing expense and shipping and handling expense amounted to $11.8 million in the first quarter of 2008 compared to $10.5 million in the first quarter of 2007, an increase of $1.3 million or 11.7%.  The acquisitions accounted for $0.6 million of the expense growth for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Professional services fees amounted to $13.5 million in the first quarter of 2008 compared to $8.2 million in the first quarter of 2007, an increase of $5.3 million or 64.6%. The acquisitions accounted for $0.6 million of the expense growth for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  Increased legal fees and other professional fees associated with problem loans contributed to the increase in professional services fees in the first quarter of 2008 compared to the first quarter of 2007.

Amortization of intangibles amounted to $5.9 million in the first quarter of 2008 compared to $4.5 million in the first quarter of 2007, an increase of $1.4 million.  The increase in amortization associated with the acquisitions amounted to $2.2 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The increase was offset by lower amortization of core deposit intangibles from previous acquisitions, which are based on a declining balance method.

Losses on termination of debt amounted to $9.5 million in the first quarter of 2007. During the first quarter of 2007, the Corporation called $200 million 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities. The loss was primarily due to the contractual call premium paid to extinguish the trust preferred securities.

Other expense amounted to $40.4 million in the first quarter of 2008 compared to $33.9 million in the first quarter of 2007, an increase of $6.5 million or 19.3%.  The acquisitions accounted for $3.0 million of the growth in other expense for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  As previously discussed, other expense for the three months ended March 31, 2008 includes the reversal of $12.2 million related to the Visa litigation matters. Expenses associated with OREO and other credit related expenses increased $14.6 million in the first quarter of 2008 compared to the first quarter of 2007. The increase in expenses associated with OREO were primarily attributable to write-downs associated with declining property values that amounted to $10.9 million in the first quarter of 2008.

INCOME TAXES

The provision for income taxes for the three months ended March 31, 2008 amounted to $33.3 million or 18.6% of pre-tax income compared to $83.1 million or 33.0% of pre-tax income from continuing operations for the three months ended March 31, 2007. As a result of the Internal Revenue Service’s (“IRS”) decision not to appeal a November 2007 US Tax Court ruling related to how the TEFRA (interest expense) disallowance should be calculated within a consolidated group and the position the IRS has taken in another related case, the Corporation recognized an additional income tax benefit related to years 1996-2007 of approximately $20.0 million for its similar issue during the first quarter of 2008. The lower effective tax rate in the first quarter of 2008 also reflects, in part, the effect of the increase in tax-exempt income, primarily life insurance revenue, as previously discussed and increased tax benefits from programs and activities that are eligible for federal income tax benefits relative to the Corporation’s reported income before income taxes for the three months ended March 31, 2008.

 LIQUIDITY AND CAPITAL RESOURCES

Shareholders’ equity was $6.97 billion or 11.00% of total consolidated assets at March 31, 2008, compared to $7.03 billion or 11.75% of total consolidated assets at December 31, 2007, and $6.35 billion or 11.24% of total consolidated assets at March 31, 2007.

On April 22, 2008, the Corporation announced that its Board of Directors authorized an increase in the quarterly cash dividend paid on the Corporation’s common stock,  from $0.31 per share to $0.32 per share, or  3.2%.

During the first quarter of 2008, the Corporation issued 110,172 shares of its common stock for $2.2 million to fund its obligation under its employee stock purchase plan (the “ESPP”).

During the first quarter of 2007, the Corporation issued 403,508 shares of its common stock valued at $19.2 million to fund its 2006 obligations under its retirement and employee stock ownership plans.  Also during the first quarter of 2007, the Corporation issued 85,777 shares of its common stock for $3.4 million to fund its obligation under the ESPP.

The Corporation has a Stock Repurchase Program under which  up to 12 million shares of the Corporation’s common stock can be repurchased annually.  During the first quarter of 2008, the Corporation acquired 4,782,400 shares of its common stock in open market share repurchase transactions under the Stock Repurchase Program. Total cash consideration in these transactions amounted to $124.9 million.  There were no purchases under the program during the first quarter of 2007.

At March 31, 2008, the net loss in accumulated other comprehensive income amounted to $67.6 million, which represented a negative change in accumulated other comprehensive income of $13.9 million since December 31, 2007.  Net accumulated other comprehensive income associated with available for sale investment securities was a net gain of $9.5 million at March 31, 2008, compared to a net loss of $10.4 million at December 31, 2007, resulting in a net gain of $19.9 million over the three month period.  The net unrealized loss associated with the change in fair value of the Corporation’s derivative financial instruments designated as cash flow hedges increased $33.4 million since December 31, 2007, resulting in a net decrease to shareholders’ equity. The accumulated other comprehensive income which represents the amount required to adjust the Corporation’s postretirement health benefit liability to its funded status amounted to an unrealized gain of $3.2 million as of March 31, 2008.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

RISK-BASED CAPITAL RATIOS
($ in millions)

	March 31, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$4,985	8.83%	$5,448	10.22%
Tier 1 Capital Minimum Requirement	2,259	4.00	2,133	4.00
Excess	$2,726	4.83%	$3,315	6.22%

Total Capital	$7,107	12.59%	$7,505	14.07%
Total Capital Minimum Requirement	4,517	8.00	4,266	8.00
Excess	$2,590	4.59%	$3,239	6.07%

Risk-Adjusted Assets	$56,458		$53,325

LEVERAGE RATIOS
($ in millions)

	March 31, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$4,985	8.29%	$5,448	9.46%
Minimum Leverage Requirement	1,805 - 3,008	3.00 - 5.00	1,728 - 2,880	3.00 - 5.00
Excess	$3,180 - 1,977	5.29 - 3.29%	$3,720 - 2,568	6.46 - 4.46%

Adjusted Average Total Assets	$60,150		$57,613

The Corporation manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation’s own cash requirements are met.  The Corporation maintains liquidity by obtaining funds from several sources.

The Corporation’s most readily available source of liquidity is its investment portfolio.  Investment securities available for sale, which totaled $7.5 billion at March 31, 2008, represent a highly accessible source of liquidity.  The Corporation’s portfolio of held-to-maturity investment securities, which totaled $0.3 billion at March 31, 2008, provides liquidity from maturities and amortization payments.  The Corporation’s loans held for sale provide additional liquidity.  These loans represent recently funded loans that are prepared for delivery to investors, which are generally sold within thirty to ninety days after the loan has been funded.

Depositors within the Corporation’s defined markets are another source of liquidity.  Core deposits (demand, savings, money market and consumer time deposits) averaged $23.3 billion in the first quarter of 2008.  The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes or FHLB advances.

The Corporation’s banking affiliates may use wholesale deposits, which include foreign (Eurodollar) deposits.  Wholesale deposits, which averaged $8.3 billion in the first quarter of 2008, are funds in the form of deposits generated through distribution channels other than the Corporation’s own banking branches.  These deposits allow the Corporation’s banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional.  Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels.

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

The Corporation’s lead bank, M&I Marshall & Ilsley Bank (“M&I Bank”), has implemented a global bank note program that permits it to issue and sell up to a maximum of US$13.0 billion aggregate principal amount (or the equivalent thereof in other currencies) at any one time outstanding of its senior global bank notes with maturities of seven days or more from their respective date of issue and subordinated global bank notes with maturities more than five years from their respective date of issue.  The notes may be fixed rate or floating rate and the exact terms will be specified in the applicable Pricing Supplement or the applicable Program Supplement.  This program is intended to enhance liquidity by enabling M&I Bank to sell its debt instruments in global markets in the future without the delays that would otherwise be incurred.  At March 31, 2008, approximately $10.3 billion of new debt could be issued under M&I Bank’s global bank note program.

Bank notes outstanding at March 31, 2008, amounted to $4.6 billion of which $1.9 billion is subordinated.  A portion of the subordinated bank notes qualifies as supplementary capital for regulatory capital purposes.

The national capital markets represent a further source of liquidity to the Corporation.

As a result of the Separation, on November 1, 2007, old Marshall & Ilsley Corporation (Accounting Predecessor to the Corporation) became M&I LLC and amounts remaining under the existing shelf registration statements were deregistered.  There will be no further issuances of debt by M&I LLC.

On November 6, 2007, New Marshall & Ilsley Corporation filed a shelf registration statement pursuant to which the Corporation is authorized to raise up to $1.9 billion through sales of corporate debt and/or equity securities with a relatively short lead time. During the first quarter of 2008, the Corporation issued $17.5 million of medium-term MiNotes under the shelf registration statement. The MiNotes, issued in minimum denominations of one-thousand dollars or integral multiples of one-thousand dollars, may have maturities ranging from nine months to 30 years and may bear interest at fixed or floating rates.

The Corporation has a commercial paper program.  At March 31, 2008 commercial paper outstanding amounted to $0.8 billion. At March 31, 2008 all of the commercial paper obligations of  M&I LLC, which were issued prior to the Separation,  had matured and there will be no further issuances of commercial paper by M&I LLC.

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

Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $7.0 billion at March 31, 2008.  Long-term borrowings amounted to $9.7 billion at March 31, 2008.  The scheduled maturities of long-term borrowings including estimated interest payments at March 31, 2008 were as follows:  $1.0 billion is due in less than one year; $3.8 billion is due in one to three years; $3.7 billion is due in three to five years; and $3.0 billion is due in more than five years. On January 2, 2008, the Corporation completed the acquisition of First Indiana.  Stockholders of First Indiana received $32.00 in cash for each share of First Indiana common stock outstanding, or approximately $530.2 million. There have been no other substantive changes to the Corporation’s contractual obligations as reported in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

In conjunction with the first quarter 2008 acquisition of First Indiana, M&I LLC acquired all of the common interests in one trust that issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures in the principal amount of $12.0 million and a full guarantee assumed by M&I LLC.  The Corporation does not consolidate this trust in accordance with United States generally accepted accounting principles.

At March 31, 2008, there have been no other substantive changes with respect to the Corporation’s off-balance sheet activities as disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. The Corporation continues to believe that based on the off-balance sheet arrangements with which it is presently involved, such off-balance sheet arrangements neither have, nor are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

CRITICAL ACCOUNTING POLICIES

The Corporation has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Corporation’s consolidated financial statements.  The significant accounting policies of the Corporation are described in the footnotes to the consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, and updated as necessary in its Quarterly Reports on Form 10-Q.  Certain accounting policies involve significant judgments and assumptions by management that may have a material impact on the carrying value of certain assets and liabilities.  Management considers such accounting policies to be critical accounting policies.  The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of the operations of the Corporation.  Management continues to consider the following to be those accounting policies that require significant judgments and assumptions:

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

Specific Reserve.  The Corporation’s internal risk rating system is used to identify loans and leases that meet the criteria as being “impaired” under the definition in Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan.   A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  For impaired loans, impairment is measured using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral for collateral dependent loans and loans for which foreclosure is deemed to be probable.  In general, these loans have been internally identified as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns.  Subject to a minimum size, a quarterly review of these loans is performed to identify the specific reserve necessary to be allocated to each of these loans.  This analysis considers expected future cash flows, the value of collateral and also other factors that may impact the borrower’s ability to make payments when due.

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

The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at March 31, 2008:

The national residential real estate markets continued to show signs of stress and deterioration during the first quarter of 2008.

At March 31, 2008, nonperforming loans and leases amounted to $787.0 million or 1.60% of consolidated loans and leases compared to $925.2 million or 2.00% of consolidated loans and leases at December 31, 2007, and $351.7 million or 0.83% of consolidated loans and leases at March 31, 2007. Consistent with recent quarters, nonperforming real estate loans were the primary source of the Corporation’s nonperforming loans and leases and represented 85.1% of total nonperforming loans and leases at March 31, 2008. Nonperforming real estate loans amounted to $670.0 million at March 31, 2008 compared to $593.5 million at December 31, 2007, an increase of $76.5 million or 12.9%. Nonperforming loans associated with residential-related construction and development (commercial and residential) which the Corporation collectively refers to as construction and development loans amounted $492.3 million at March 31, 2008 compared to $449.7 million at December 31, 2007, an increase of $42.6 million or 9.5% which is net of the nonaccrual real estate loans that were sold during the first quarter of 2008.  Nonperforming construction and development loans represented 73.5% of the Corporation’s nonperforming real estate loans and 62.5% of the Corporation’s total nonperforming loans and leases at March 31, 2008. Nonperforming 1-4 family residential real estate loans increased $23.5 million or 39.3% compared to December 31, 2007 and amounted to $83.1 million at March 31, 2008.

Historically, the Corporation’s loss experience with real estate loans has been relatively low due to the sufficiency of the underlying real estate collateral. In a stressed housing market such as currently exists, the value of the collateral securing the loan has become one of the most important factors in determining the amount of loss incurred and the appropriate amount of allowance for loan and lease losses to record at the measurement date. Losses that are equal to the entire recorded investment for a real estate loan are remote.  However, in many cases, declining real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loan which has required additional charge-offs contributing to the increase in the provision for loan and lease losses and the elevated levels of net charge-offs the Corporation has experienced in recent quarters.

The Corporation estimates that the amount of cumulative charge-offs recorded on its nonperforming loans was approximately $177.3 million or 18.4% of the unpaid principal balance of its nonperforming loans outstanding at March 31, 2008. These charge-offs have reduced the carrying value of these nonperforming loans and leases to an amount that is estimated to be collectible with no further allowance required at the measurement date.

The Corporation’s primary lending areas are Wisconsin, Arizona, Minnesota, Missouri, Florida and Indiana.  The vast majority of the assets acquired on April 1, 2006 from Gold Banc Corporation, Inc. are in relatively new markets for the Corporation.  Included in these new markets is the Kansas City metropolitan area and Tampa, Sarasota and Bradenton, Florida. In addition, with the acquisitions of United Heritage Bankshares of Florida, Inc. and First Indiana, the Orlando, Florida market and the Indianapolis and central Indiana market are new markets for the Corporation. Each of these regions and markets has cultural and environmental factors that are unique to it. Nonperforming loans associated with the banking acquisitions amounted to $160.9 million or approximately 20.4% of total nonperforming loans and leases at March 31, 2008.  Construction and development real estate loans that are primarily concentrated in the west coast of Florida and Arizona, have been the primary contributor to the increase in nonperforming loans and leases and net charge-offs in recent quarters.

At March 31, 2008, allowances for loan and lease losses continue to be carried for exposures to construction and development loans secured by vacant land, manufacturing, healthcare, production agriculture (including dairy and cropping operations), truck transportation, accommodation, general contracting and motor vehicle and parts dealers. The majority of the commercial charge-offs incurred in recent periods were in these industry segments.  While most loans in these categories are still performing, the Corporation continues to believe these sectors present a higher than normal risk due to their financial and external characteristics.

Net charge-offs amounted to $131.1 million or 1.08% of average loans and leases in the first quarter of 2008 compared to $191.6 million or 1.67% of average loans and leases in the fourth quarter of 2007 and $14.7 million or 0.14% of average loans and leases in the first quarter of 2007. Net charge-offs of real estate loans amounted to $121.5 million or 92.7% of total net charge-offs in the first quarter of 2008.  For the three months ended March 31, 2008, approximately $104.8 million of the real estate loan net charge-offs were construction and development loans. Included in the current quarter’s net charge-offs  were the losses related to the loans that were sold during the first quarter of 2008.

Based on the above loss estimates, management determined its best estimate of the required allowance for loans and leases.  Management’s evaluation of the factors described above resulted in an allowance for loan and lease losses of $543.5 million or 1.10% of loans and leases outstanding at March 31, 2008.  The allowance for loan and lease losses was $496.2 million or 1.07% of loans and leases outstanding at December 31, 2007 and $423.1 million or 1.00% of loans and leases outstanding at March 31, 2007.  Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $146.3 million for the three months ended March 31, 2008.  By comparison, the provision for loan and lease losses amounted to $235.1 million for the three months ended December 31, 2007 and $17.1 million for the three months ended March 31, 2007.  The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.  Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

Financial Asset Sales and Securitizations

The Corporation has historically used certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs.  The majority of these activities were basic term or revolving securitization vehicles.  These vehicles were generally funded through term-amortizing debt structures or with short term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized.  These financing entities were contractually limited to a narrow range of activities that facilitate the transfer of or access to various types of assets or financial instruments.  In certain situations, the Corporation provided liquidity and/or loss protection agreements.

The Corporation had historically sold automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit in securitization transactions in which servicing responsibilities and subordinated interests were retained. Beginning in the second-half of 2007, the Corporation discontinued sales of automobile loans to an unconsolidated multi-seller special purpose entity commercial paper conduit and currently does not intend to make any such sales in the future.

From time to time, the Corporation had also purchased and immediately sold certain debt securities classified as available for sale that were highly rated to an unconsolidated bankruptcy remote qualifying special purpose entity (“QSPE”) whose activities were limited to issuing highly rated asset-backed commercial paper with maturities up to 180 days that was used to finance the purchase of the debt securities. On October 31, 2007,  the Corporation acquired for cash the highly rated debt securities that served as collateral for the QSPE’s commercial paper outstanding in accordance with the liquidity purchase agreements.  The commercial paper was retired as it matured and the QSPE was subsequently liquidated.

As a result of these decisions and transactions and the relatively immaterial amount of the carrying value of the remaining retained interests, management no longer considers financial asset sales and securitizations a significant or critical accounting policy.
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

The Corporation accounts for the uncertainty in income taxes recognized in financial statements in accordance with the recognition threshold and measurement process for a tax position taken or expected to be taken in a tax return in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures.  FIN 48  was adopted by  the Corporation on January 1, 2007.

As a result of the Internal Revenue Service’s (“IRS”) decision not to appeal a November 2007 US Tax Court ruling related to how the TEFRA (interest expense) disallowance should be calculated within a consolidated group and the position the IRS has taken in another related case, the Corporation recognized an additional income tax benefit related to years 1996-2007 of approximately $20.0 million for its similar issue during the first quarter of 2008.

The Corporation anticipates it is reasonably possible within 12 months of March 31, 2008, that unrecognized tax benefits up to approximately $20 million could be realized.  The realization would principally result from settlement with taxing authorities over one issue.  That issue relates to the tax benefits associated with a 2002 stock issuance.

New Accounting Pronouncements

A discussion of new accounting pronouncements that are applicable to the Corporation and have been or will be adopted by the Corporation is included in Note 3 in Notes to Financial Statements contained in Item 1 herein.

FORWARD-LOOKING STATEMENTS

Items 2 and 3 of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” respectively, contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, without limitation, statements regarding expected financial and operating activities and results which are preceded by words such as “expects”, “anticipates” or “believes”.  Such statements are subject to important factors that could cause the Corporation’s actual results to differ materially from those anticipated by the forward-looking statements.  These factors include those referenced in Item 1A. Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and this Quarterly Report on Form 10-Q and as may be described from time to time in the Corporation’s subsequent SEC filings, and such factors are incorporated herein by reference.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following updated information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.  Updated information regarding the Corporation’s use of derivative financial instruments is contained in Note 14 – Derivative Financial Instruments and Hedging Activities in Notes to Financial Statements contained in Item 1 herein.

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

This information is incorporated into a model that allows the projection of future income levels in several different interest rate environments.  Earnings at risk are calculated by modeling income in an environment where rates remain constant, and comparing this result to income in a different rate environment, and then dividing this difference by the Corporation’s budgeted operating income before taxes for the calendar year.  Since future interest rate moves are difficult to predict, the following table presents two potential scenarios — a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of March 31, 2008:

Hypothetical Change in Interest Rates	Impact to 2008 Pretax Income
100 basis point gradual rise in rates	0.1%
100 basis point gradual decline in rates	(1.4%)

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

Equity Risk

In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk.  The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones.  These investments expose the Corporation to the change in equity values for the companies of the portfolio companies.  However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs.  At March 31, 2008, the carrying value of total active capital markets investments amounted to approximately $54.4 million.

At March 31, 2008, M&I Wealth Management administered $105.4 billion in assets and directly managed $25.8 billion in assets.  Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances.  Quantification of this exposure is difficult due to the number of other variables affecting fee income.  Interest rate changes can also have an effect on fee income for the above-stated reasons.

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

PART II - OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table reflects the purchases of Marshall & Ilsley Corporation stock for the specified period:

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet
			Part of Publicly	Be Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased (1)	per Share	Programs	Programs
January 1 to
January 31, 2008	1,853,830	$25.34	1,845,000	10,155,000

February 1 to
February 29, 2008	2,942,214	26.61	2,937,400	7,217,600

March 1 to
March 31, 2008	4,720	27.85	-	7,217,600

Total	4,800,764	$26.12	4,782,400

(1)	Includes shares purchased by rabbi trusts pursuant to nonqualified deferred compensation plans.

The Corporation’s Share Repurchase Program was publicly reconfirmed in April 2007 and again in April 2008.  The Share Repurchase Program authorizes the purchase of up to 12 million shares annually and renews each year at that level unless changed or terminated by subsequent Board action.

ITEM 6.     EXHIBITS.

Exhibit 11
Statement Regarding Computation of Earnings Per Share, Incorporated by Reference to Note 7 of Notes to Financial Statements contained in
Item 1 - Financial Statements (unaudited) of Part I - Financial Information herein.

Exhibit 12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

May 12, 2008

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

(11)
Statement Regarding Computation of Earnings Per Share, Incorporated by Reference to Note 7 of Notes to Financial Statements contained in Item 1 - Financial Statements (unaudited) of Part I - Financial Information herein.

(12)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(31)(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

(31)(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

(32)(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.