Form 10-Q
period 2008-06-30
MARSHALL & ILSLEY CORP
filed 2008-08-11
CIK 1399315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 31, 2008
Common Stock, $1.00 Par Value	259,438,331

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
($000's except share data)

	June 30,	December 31,	June 30,
Assets	2008	2007	2007
Cash and cash equivalents:
Cash and due from banks	$1,316,397	$1,368,919	$1,195,776
Federal funds sold and security resale agreements	519,819	379,012	488,847
Money market funds	67,084	74,581	34,305
Total cash and cash equivalents	1,903,300	1,822,512	1,718,928

Interest bearing deposits at other banks	8,944	8,309	15,328

Trading assets, at fair value	133,128	124,607	51,186

Investment securities:
Available for sale, at fair value	7,412,592	7,442,889	7,082,474
Held to maturity, fair value $288,401
($383,190 December 31, 2007 and $417,395 June 30, 2007)	282,396	374,861	409,897
Total investment securities	7,694,988	7,817,750	7,492,371

Loan to Metavante	-	-	982,000

Loans held for sale	135,923	131,873	94,766

Loans and leases:
Loans and leases, net of unearned income	50,096,609	46,164,385	43,187,596
Allowance for loan and lease losses	(1,028,809)	(496,191)	(431,012)
Net loans and leases	49,067,800	45,668,194	42,756,584

Premises and equipment, net	524,284	469,879	456,324
Goodwill and other intangibles	2,241,813	1,807,961	1,745,313
Accrued interest and other assets	2,550,242	1,997,511	1,604,605
Assets of discontinued operations	-	-	1,380,324
Total Assets	$64,260,422	$59,848,596	$58,297,729

Liabilities and Shareholders' Equity
Deposits:
Noninterest bearing	$6,390,374	$6,174,281	$5,739,470
Interest bearing	34,783,119	29,017,073	29,799,623
Total deposits	41,173,493	35,191,354	35,539,093

Federal funds purchased and security repurchase agreements	2,175,217	2,262,355	1,568,202
Other short-term borrowings	4,423,067	6,214,027	6,603,553
Accrued expenses and other liabilities	971,804	940,725	921,199
Long-term borrowings	9,002,611	8,207,406	7,204,384
Liabilities of discontinued operations	-	-	23,034
Total liabilities	57,746,192	52,815,867	51,859,465

Shareholders' Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized	-	-	-
Common stock, $1.00 par value; 267,455,394 shares issued
(267,455,394 shares at December 31, 2007 and 266,824,323
shares at June 30, 2007)	267,455	267,455	266,824
Additional paid-in capital	2,062,289	2,059,273	2,006,226
Retained earnings	4,513,019	4,923,008	4,671,559
Accumulated other comprehensive loss, net of related taxes	(68,594)	(53,707)	(63,787)
Treasury stock, at cost: 8,023,398 shares
(3,968,651 December 31, 2007 and 9,711,618 June 30, 2007)	(222,026)	(117,941)	(401,672)
Deferred compensation	(37,913)	(45,359)	(40,886)
Total shareholders' equity	6,514,230	7,032,729	6,438,264
Total Liabilities and Shareholders' Equity	$64,260,422	$59,848,596	$58,297,729

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($000's except per share data)
	Three Months Ended June 30,
	2008	2007
Interest and fee income
Loans and leases	$726,621	$803,758
Investment securities:
Taxable	71,697	78,680
Exempt from federal income taxes	13,733	14,959
Trading securities	386	336
Short-term investments	2,171	3,437
Loan to Metavante	-	10,791
Total interest and fee income	814,608	911,961

Interest expense
Deposits	219,205	305,935
Short-term borrowings	37,972	56,018
Long-term borrowings	109,793	150,272
Total interest expense	366,970	512,225

Net interest income	447,638	399,736
Provision for loan and lease losses	885,981	26,026
Net interest (loss) income after provision for loan and lease losses	(438,343)	373,710

Other income
Wealth management	74,753	65,580
Service charges on deposits	37,898	30,104
Gains on sale of mortgage loans	5,614	10,367
Other mortgage banking revenue	1,010	1,610
Net investment securities gains	452	19,455
Life insurance revenue	11,968	7,997
Other	55,302	51,452
Total other income	186,997	186,565

Other expense
Salaries and employee benefits	186,572	168,876
Net occupancy	21,160	17,972
Equipment	10,093	10,149
Software expenses	6,349	4,691
Processing charges	33,705	33,232
Supplies and printing	4,134	3,471
Professional services	18,168	9,287
Shipping and handling	7,418	7,418
Amortization of intangibles	5,977	5,182
Other real estate owned (OREO) expenses	20,263	1,560
Other	66,556	32,496
Total other expense	380,395	294,334

(Loss) income before income taxes	(631,741)	265,941
(Benefit) provision for income taxes	(237,950)	87,064
(Loss) income from continuing operations	(393,791)	178,877
Income from discontinued operations, net of tax	-	41,412
Net (loss) income	$(393,791)	$220,289

Net (loss) income per common share
Basic
Continuing operations	$(1.52)	$0.69
Discontinued operations	-	0.16
Net (loss) income	$(1.52)	$0.85

Diluted
Continuing operations	$(1.52)	$0.68
Discontinued operations	-	0.15
Net (loss) income	$(1.52)	$0.83

Dividends paid per common share	$0.32	$0.31

Weighted average common shares outstanding (000's) :
Basic	258,592	258,772
Diluted	258,592	264,840

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($000's except per share data)
	Six Months Ended June 30,
	2008	2007
Interest and fee income
Loans and leases	$1,510,149	$1,586,910
Investment securities:
Taxable	149,253	155,734
Exempt from federal income taxes	28,136	29,820
Trading securities	993	469
Short-term investments	5,087	6,962
Loan to Metavante	-	21,582
Total interest and fee income	1,693,618	1,801,477

Interest expense
Deposits	491,979	602,338
Short-term borrowings	91,562	110,901
Long-term borrowings	232,055	294,019
Total interest expense	815,596	1,007,258

Net interest income	878,022	794,219
Provision for loan and lease losses	1,032,302	43,174
Net interest (loss) income after provision for loan and lease losses	(154,280)	751,045

Other income
Wealth management	146,639	126,286
Service charges on deposits	73,579	57,767
Gains on sale of mortgage loans	14,066	19,160
Other mortgage banking revenue	1,922	2,957
Net investment securities gains	26,168	21,039
Life insurance revenue	24,363	15,517
Other	111,493	99,389
Total other income	398,230	342,115

Other expense
Salaries and employee benefits	361,236	319,101
Net occupancy	42,806	35,756
Equipment	19,649	19,759
Software expenses	12,582	9,700
Processing charges	65,790	65,078
Supplies and printing	7,712	7,092
Professional services	31,647	17,474
Shipping and handling	15,608	14,329
Amortization of intangibles	11,922	9,684
Loss on termination of debt	-	9,478
Other real estate owned (OREO) expenses	35,212	3,100
Other	92,018	64,823
Total other expense	696,182	575,374

(Loss) income before income taxes	(452,232)	517,786
(Benefit) provision for income taxes	(204,650)	170,128
(Loss) income from continuing operations	(247,582)	347,658
Income from discontinued operations, net of tax	-	89,393
Net (loss) income	$(247,582)	$437,051

Net (loss) income per common share
Basic
Continuing operations	$(0.95)	$1.35
Discontinued operations	-	0.35
Net (loss) income	$(0.95)	$1.70

Diluted
Continuing operations	$(0.95)	$1.32
Discontinued operations	-	0.34
Net (loss) income	$(0.95)	$1.66

Dividends paid per common share	$0.63	$0.58

Weighted average common shares outstanding (000's) :
Basic	259,282	257,142
Diluted	259,282	263,066

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($000's)

	Six Months Ended June 30,
	2008	2007
Net Cash Provided by Operating Activities	$388,136	$513,335

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	118,799	134,789
Proceeds from sales of securities held to maturity	1,633	-
Proceeds from maturities of securities available for sale	701,106	623,171
Proceeds from maturities of securities held to maturity	91,794	86,207
Purchases of securities available for sale	(591,555)	(780,104)
Net increase in loans	(3,080,240)	(1,084,816)
Purchases of assets to be leased	(86,249)	(152,370)
Principal payments on lease receivables	125,269	184,692
Purchases of premises and equipment, net	(41,626)	(45,015)
Acquisitions, net of cash and cash equivalents (paid) acquired	(476,625)	61,355
Proceeds from divestitures	2,485	-
Proceeds from sale of OREO	41,677	12,582
Net cash used in investing activities	(3,193,532)	(959,509)

Cash Flows From Financing Activities:
Net increase in deposits	4,387,544	202,603
Proceeds from issuance of commercial paper	31,947,341	3,893,282
Principal payments on commercial paper	(32,101,676)	(3,669,916)
Net decrease in other short-term borrowings	(722,575)	(595,969)
Proceeds from issuance of long-term borrowings	809,389	2,197,615
Payments of long-term borrowings	(1,155,118)	(915,469)
Dividends paid	(162,406)	(149,133)
Purchases of common stock	(130,870)	(294,758)
Proceeds from issuance of common stock	14,555	67,278
Other	-	(5,200)
Net cash provided by financing activities	2,886,184	730,333
Net increase in cash and cash equivalents	80,788	284,159
Cash and cash equivalents, beginning of year	1,822,512	1,485,258
Cash and cash equivalents, end of period	1,903,300	1,769,417
Cash and cash equivalents of discontinued operations	-	(50,489)
Cash and cash equivalents from continuing operations, end of period	$1,903,300	$1,718,928

Supplemental cash flow information:
Cash paid during the period for:
Interest	$826,763	$966,281
Income taxes	84,436	156,337

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements
June 30, 2008 & 2007 (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.  In management’s opinion, the unaudited financial information included in this report reflects all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial position and results of operations as of and for the three and six months ended June 30, 2008 and 2007.  The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of results to be expected for the entire year.

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

As a result of the Separation, the assets, liabilities and net income of Metavante have been de-consolidated from the Corporation’s historical consolidated financial statements and are now reported as discontinued operations.  For the three and six months ended June 30, 2007, discontinued operations in the Consolidated Statements of Income also includes the expenses attributable to the Separation transaction.  The assets and liabilities reported as discontinued operations as of June 30, 2007 do not directly reconcile to historical consolidated assets and liabilities reported by Metavante.  The amounts reported as assets or liabilities of discontinued operations include adjustments for intercompany cash and deposits, receivables and payables, intercompany debt and reclassifications that were required to de-consolidate the financial information of the two companies.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2008 & 2007 (Unaudited)

The components of the assets and liabilities of discontinued operations as of June 30, 2007 were as follows ($000’s):

June 30, 2007

Assets
Cash and cash equivalents	$50,489
Interest bearing deposits at other banks	2,269
Investment securities
Available for sale, at fair value	82,948
Loan to Metavante	(982,000)
Loans and leases	3,242
Premises and equipment, net	130,142
Goodwill and other intangibles	1,673,255
Accrued interest and other assets	419,979
Total assets	$1,380,324

Liabilities
Deposits:
Noninterest bearing	$(21,498)
Interest bearing	(529,311)
Total deposits	(550,809)
Short-term borrowings	232
Accrued expenses and other liabilities	573,580
Long-term borrowings	31
Total liabilities	$23,034

Prior to November 1, 2007, intercompany transactions between Metavante and old Marshall & Ilsley Corporation (which was re-named M&I LLC in connection with the Separation) and its affiliates were eliminated in the Corporation’s consolidated financial statements.  The above table reflects the reclassification of Metavante’s intercompany borrowing from M&I LLC to “Loan to Metavante”.  On November 1, 2007, the Corporation received $982 million of cash from Metavante to retire this indebtedness.  The “Noninterest bearing” and “Interest bearing deposits” in the above table reflects the reclassification of Metavante’s cash and investments held as deposits at the Corporation’s affiliate banks.

The results of discontinued operations for the three and six months ended June 30, 2007 consisted of the following ($000’s):

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007

Metavante income before provision for income taxes	$66,045	$143,006
Separation transaction expenses and other related costs	(1,660)	(3,125)
Income before income taxes	64,385	139,881
Provision for income taxes	22,973	50,488
Income from discontinued operations, net of tax	$41,412	$89,393

As permitted under U.S. generally accepted accounting principles, the Corporation has elected not to adjust the Consolidated Statements of Cash Flows for the six months ended June 30, 2007 to exclude cash flows attributable to discontinued operations.

Included in Acquisitions, net of cash and cash equivalents acquired in the Corporation’s Consolidated Statements of Cash Flows for the six months ended June 30, 2007 are Metavante’s acquisitions, which are now part of discontinued operations.  The total cash consideration associated with Metavante’s acquisitions amounted to $41.0 million for the six months ended June 30, 2007.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2008 & 2007 (Unaudited)

3.	New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1 (“FSP EITF 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  Under FSP EITF 03-6-1, unvested share-based payment awards that provide nonforfeitable rights to dividends are considered participating securities to be included in the computation of earnings per share pursuant to the two-class method described in FASB Statement No. 128, Earnings per Share.  FSP EITF 03-6-1 is effective for the Corporation on January 1, 2009.  Once effective, all prior-period earnings per share data presented must be adjusted retrospectively to conform with the provisions of the FSP. Early application is not permitted.  The Corporation is currently evaluating the impact of adopting FSP EITF 03-6-1, but does not expect it to have a significant impact on its financial statements and related disclosures.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles  (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Corporation does not expect that SFAS 162 will result in a change in current practice.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and provides for enhanced disclosures regarding intangible assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  The disclosure provisions are effective as of the adoption date and the guidance for determining the useful life applies prospectively to all intangible assets acquired after the effective date.  Early adoption is prohibited.  The Corporation is evaluating this guidance but does not expect it to have a significant impact on its financial statements and related disclosures.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No.133 (“SFAS 161”).  SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  SFAS 161 amends and expands the disclosures provided under SFAS 133 regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS 161 is effective for the Corporation on January 1, 2009.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2008 & 2007 (Unaudited)

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2008 & 2007 (Unaudited)

Certain derivative transactions are executed with counterparties who are large financial institutions (“dealers”). These derivative transactions primarily consist of interest rate swaps that were used for fair value hedges, cash flow hedges and economic hedges of interest rate swaps executed with the Corporation’s customers at June 30, 2008.  The Corporation and its subsidiaries maintain risk management policies and procedures to monitor and limit exposure to credit risk to derivative transactions with dealers.  Approved dealers for these transactions must have and maintain an investment grade rating on long-term senior debt from at least two nationally recognized statistical rating organizations or have a guarantor with an acceptable rating from such organizations. International Swaps and Derivative Association Master Agreements (“ISDA”) and Credit Support Annexes (“CSA”) are employed for all contracts with dealers.  These agreements contain bilateral collateral arrangements. Notwithstanding its policies and procedures, the Corporation recognizes that unprecedented events could result in counterparty failure.  The Corporation also recognizes that there could be additional credit exposure due to certain industry conventions established for operational efficiencies.  The Corporation qualitatively determined the impact of these factors to be insignificant and did not make any additional credit risk adjustments for purposes of determining the fair value of its derivative assets with dealers as counterparties at June 30, 2008.

Certain derivative transactions are executed with customers whose counterparty credit risk is similar in nature to the credit risk associated with the Corporation’s lending activities.  As is the case with a loan, the Corporation evaluates the credit risk of each of these customers on an individual basis and, where deemed appropriate collateral is obtained.  The type of collateral varies and is often the same collateral as the collateral obtained to secure a customer’s loan.  For purposes of assessing the potential impact of counterparty credit risk on the fair values of derivative assets with customers, the Corporation used a probability analysis to estimate the amount of expected loss exposure due to customer default at some point in the remaining term of the entire portfolio of customer derivative contracts outstanding at June 30, 2008.  While not significant, the Corporation did factor in the estimated amount of expected loss due to customer default into the reported fair value of its customer derivative assets at June 30, 2008.

The Corporation and its subsidiaries maintain an investment grade rating on long-term debt from at least two nationally recognized statistical rating organizations. In addition, certain derivative contracts are subject to bilateral collateral arrangements.  The Corporation believes that the credit risk implied by the LIBOR swap curve is representative of its own counterparty credit risk.  Therefore, no other credit risk adjustments were used by the Corporation for purposes of determining the fair value of its derivative liabilities at June 30, 2008.

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2008 ($000’s):

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets (1)
Trading assets:
Trading securities	$-	$38,119	$-
Derivative assets	303	94,706	-
Total trading assets	$303	$132,825	$-

Investment securities available for sale (2):
Investment securities	$-	$6,905,554	$72,391
Private equity investments	-	-	61,559
Other	-	-	6,196
Total investment securities available for sale	$-	$6,905,554	$140,146

Liabilities (1)
Other short-term borrowings	$-	$6,394	$-
Accrued expenses and other liabilities:
Derivative liabilities	$40	$72,082	$-

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

(2)
The amounts presented above are exclusive of $327.8 million of investments in Federal Reserve Bank and FHLB stock, which are bought and sold at par and are carried at cost; $39.1 million in affordable housing partnerships, which are generally carried on the equity method; and other non-marketable equity investments carried at cost.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2008 & 2007 (Unaudited)

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with financial instruments measured using significant unobservable inputs (Level 3) during the six months ended June 30, 2008 ($000’s):

	Investment	Private equity
	securities (1)	investments (2)	Other	Total
Balance at January 1, 2008	$2,066	$54,121	$9,030	$65,217
Net payments, purchases and sales	14,324	2,682	(768)	16,238
Net transfers in and/or out of Level 3	-	-	-	-
Total gains or losses (realized or unrealized):
Included in earnings	-	1,051	(2,020)	(969)
Included in other comprehensive income	-	-	(29)	(29)
Balance at March 31, 2008	$16,390	$57,854	$6,213	$80,457
Net payments, purchases and sales	(6)	3,092	(782)	2,304
Net transfers in and/or out of Level 3	56,007	-	-	56,007
Total gains or losses (realized or unrealized):
Included in earnings	-	613	-	613
Included in other comprehensive income	-	-	765	765
Balance at June 30, 2008	$72,391	$61,559	$6,196	$140,146

Unrealized gains or losses for the period included in earnings attributable to unrealized gains or losses for assets still held at June 30, 2008	$-	$293	$(2,020)	$(1,727)

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

For purposes of impairment testing, nonaccrual loans greater than an established threshold are individually evaluated for impairment.  Substantially all of these loans are collateral dependent. A valuation allowance is recorded for the excess of the loan’s recorded investment over the fair value of the collateral less estimated selling costs.  This valuation allowance is a component of the Allowance for loan and lease losses.  The Corporation generally obtains appraisals to support the fair value of collateral underlying loans subject to this impairment review.  Appraisals incorporate measures such as recent sales prices for comparable properties and costs of construction.  The Corporation considers these fair values Level 3.  For those loans individually evaluated for impairment, a valuation allowance of $18.1 million was recorded for loans with a recorded investment of $315.6 million at June 30, 2008.  See discussion of Allowance for Loan and Lease Losses in Critical Accounting Policies.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2008 & 2007 (Unaudited)

6.	Comprehensive Income

The following tables present the Corporation’s comprehensive income ($000’s):

	Three Months Ended June 30, 2008
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net loss			$(393,791)

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$(62,728)	$22,249	$(40,479)
Reclassification for securities transactions included in net income	(39)	14	(25)
Total unrealized gains (losses) on available for sale investment securities	$(62,767)	$22,263	$(40,504)

Net gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$48,984	$(17,144)	$31,840
Reclassification adjustments for hedging activities included in net income	12,247	(4,287)	7,960
Total net gains (losses) on derivatives hedging variability of cash flows	$61,231	$(21,431)	$39,800

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(528)	196	(332)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(528)	$196	$(332)
Other comprehensive income (loss)			(1,036)
Total comprehensive income (loss)			$(394,827)

	Three Months Ended June 30, 2007
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net income			$220,289

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$(105,746)	$37,055	$(68,691)
Reclassification for securities transactions included in net income	(390)	137	(253)
Total unrealized gains (losses) on available for sale investment securities	$(106,136)	$37,192	$(68,944)

Net gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$36,498	$(12,774)	$23,724
Reclassification adjustments for hedging activities included in net income	(5,288)	1,851	(3,437)
Total net gains (losses) on derivatives hedging variability of cash flows	$31,210	$(10,923)	$20,287

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(559)	207	(352)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(559)	$207	$(352)
Other comprehensive income (loss)			(49,009)
Total comprehensive income			$171,280

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2008 & 2007 (Unaudited)

	Six Months Ended June 30, 2008
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net loss			$(247,582)

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$(31,532)	$11,016	$(20,516)
Reclassification for securities transactions included in net income	(133)	47	(86)
Total unrealized gains (losses) on available for sale investment securities	$(31,665)	$11,063	$(20,602)

Net gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$(8,163)	$2,857	$(5,306)
Reclassification adjustments for hedging activities included in net income	17,977	(6,292)	11,685
Total net gains (losses) on derivatives hedging variability of cash flows	$9,814	$(3,435)	$6,379

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(1,056)	392	(664)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(1,056)	$392	$(664)
Other comprehensive income (loss)			(14,887)
Total comprehensive income (loss)			$(262,469)

	Six Months Ended June 30, 2007
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net income			$437,051

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$(88,094)	$30,808	$(57,286)
Reclassification for securities transactions included in net income	(1,005)	352	(653)
Total unrealized gains (losses) on available for sale investment securities	$(89,099)	$31,160	$(57,939)

Net gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$30,316	$(10,611)	$19,705
Reclassification adjustments for hedging activities included in net income	(11,236)	3,933	(7,303)
Total net gains (losses) on derivatives hedging variability of cash flows	$19,080	$(6,678)	$12,402

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(1,118)	414	(704)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(1,118)	$414	$(704)
Other comprehensive income (loss)			(46,241)
Total comprehensive income			$390,810

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2008 & 2007 (Unaudited)

7.	Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

	Three Months Ended June 30, 2008
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Loss from continuing operations	$(393,791)		$(1.52)
Income from discontinued operations	-		-
Net loss	$(393,791)	258,592	$(1.52)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted earnings per share:
Loss from continuing operations	$(393,791)		$(1.52)
Income from discontinued operations	-		-
Net loss	$(393,791)	258,592	$(1.52)

	Three Months Ended June 30, 2007
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income from continuing operations available to common shareholders	$178,877		$0.69
Income from discontinued operations	41,412		0.16
Net income available to common shareholders	$220,289	258,772	$0.85

Effect of dilutive securities:
Stock option, restricted stock and other plans		6,068

Diluted earnings per share:
Income from continuing operations available to common shareholders	$178,877		$0.68
Income from discontinued operations	41,412		0.15
Net income available to common shareholders	$220,289	264,840	$0.83

	Six Months Ended June 30, 2008
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Loss from continuing operations	$(247,582)		$(0.95)
Income from discontinued operations	-		-
Net loss	$(247,582)	259,282	$(0.95)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted earnings per share:
Loss from continuing operations	$(247,582)		$(0.95)
Income from discontinued operations	-		-
Net loss	$(247,582)	259,282	$(0.95)

	Six Months Ended June 30, 2007
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income from continuing operations available to common shareholders	$347,658		$1.35
Income from discontinued operations	89,393		0.35
Net income available to common shareholders	$437,051	257,142	$1.70

Effect of dilutive securities:
Stock option, restricted stock and other plans		5,924

Diluted earnings per share:
Income from continuing operations available to common shareholders	$347,658		$1.32
Income from discontinued operations	89,393		0.34
Net income available to common shareholders	$437,051	263,066	$1.66

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2008 & 2007 (Unaudited)

The table below presents the options to purchase shares of common stock not included in the computation of diluted net income per share because the stock options were antidilutive. As a result of the Corporation’s reported net loss for the three and six months ended June 30, 2008, respectively, all of the stock options outstanding were excluded from the computation of diluted earnings per share.  (shares in thousands)

	Three Months Ended June 30,						Six Months Ended June 30,
	2008			2007			2008			2007
Shares		29,884			23			29,884			4,825

Price Range	$8.55	-	$36.82	$36.23	-	$36.82	$8.55	-	$36.82	$35.91	-	$36.82

8.	Business Combinations

The following acquisition, which was not considered to be a material business combination, was completed during 2008:

On January 2, 2008, the Corporation completed its acquisition of First Indiana Corporation (“First Indiana”) based in Indianapolis, Indiana.  First Indiana, with $2.1 billion in consolidated assets as of December 31, 2007, had 32 branches in central Indiana which became branches of M&I Marshall & Ilsley Bank on February 2, 2008.  Stockholders of First Indiana received $32.00 in cash for each share of First Indiana common stock outstanding.  Total consideration amounted to $530.2 million.  Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $408.2 million.  The estimated identifiable intangible asset to be amortized (core deposits) with a weighted average life of 5.7 years amounted to $33.6 million. The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

9.	Investment Securities

Selected investment securities, by type, held by the Corporation were as follows ($000's):

	June 30,	December 31,	June 30,
	2008	2007	2007
Investment securities available for sale:
U.S. treasury and government agencies	$5,803,939	$5,824,303	$5,597,523
States and political subdivisions	861,797	904,230	888,816
Mortgage backed securities	104,873	118,477	100,471
Other	641,983	595,879	495,664
Total	$7,412,592	$7,442,889	$7,082,474

Investment securities held to maturity:
States and political subdivisions	$281,396	$373,861	$408,897
Other	1,000	1,000	1,000
Total	$282,396	$374,861	$409,897

During the second quarter of 2008, $1.6 million of investment securities in the Corporation’s held to maturity portfolio were downgraded.  As a result, the Corporation sold these issues, as permitted under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The gains associated with this sale were immaterial.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2008 & 2007 (Unaudited)

The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2008 ($000’s):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. treasury and government agencies	$2,734,328	$30,129	$461,764	$15,805	$3,196,092	$45,934
States and political subdivisions	366,006	8,040	98,919	5,609	464,925	13,649
Mortgage backed securities	49,637	1,854	54,961	1,911	104,598	3,765
Other	191,462	21,383	400	64	191,862	21,447
Total	$3,341,433	$61,406	$616,044	$23,389	$3,957,477	$84,795

The investment securities in the above table were temporarily impaired at June 30, 2008.  This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on June 30, 2008.  The temporary impairment in the investment securities portfolio is the result of increases in market interest rates since the investment securities were acquired and not from deterioration in the creditworthiness of the issuer.  At June 30, 2008, the Corporation had the ability and intent to hold these temporarily impaired investment securities until a recovery of fair value, which may be maturity.

10.	Loans and Leases

The Corporation's loan and lease portfolio, including loans held for sale, consisted of the following ($000's):

	June 30,	December 31,	June 30,
	2008	2007	2007
Commercial, financial and agricultural	$15,328,358	$13,793,951	$12,520,763
Cash flow hedge	12	(694)	(2,073)
Commercial, financial and agricultural	15,328,370	13,793,257	12,518,690

Real estate:
Construction	6,672,709	6,691,716	6,502,403
Residential mortgage	7,935,811	7,105,201	6,685,530
Home equity loans and lines of credit	4,991,510	4,413,205	4,205,734
Commercial mortgage	12,882,884	12,002,162	11,282,679
Total real estate	32,482,914	30,212,284	28,676,346

Personal	1,713,919	1,560,573	1,393,977
Lease financing	707,329	730,144	693,349
Total loans and leases	$50,232,532	$46,296,258	$43,282,362

11.	Financial Asset Sales

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

Retained interests and other assets consisted of the following ($000’s):

June 30, 2008
Interest-only strips	$6,195
Cash collateral accounts	32,481
Servicing advances	97
Total retained interests	$38,773

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2008 & 2007 (Unaudited)

Impairment losses associated with the remaining retained interests, held in the form of interest-only strips and cash collateral accounts, amounted to $2.0 million for the six months ended June 30, 2008.  There were no impairment losses in the second quarter of 2008.  The impairment in the six months ended June 30, 2008 was primarily the result of the differences between the actual credit losses experienced compared to the expected credit losses used in measuring the retained interests.

Net trading gains associated with the auto securitization-related interest rate swap were immaterial for the three months ended June 30, 2008.  For the six months ended June 30, 2008, net trading gains associated with the auto securitization-related interest rate swap amounted to $0.8 million.

At June 30, 2008, securitized automobile loans and other automobile loans managed together with them, along with delinquency and credit loss information consisted of the following ($000’s):

			Total
	Securitized	Portfolio	Managed
Loan balances	$458,583	$425,385	$883,968
Principal amounts of loans 60 days or more past due	3,099	790	3,889
Net credit losses year to date	3,524	794	4,318

12.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the six months ended June 30, 2008 were as follows ($000’s):

	Commercial Banking	Community Banking	Wealth Management	Others	Total
Goodwill balance as of December 31, 2007	$922,264	$560,332	$114,572	$87,777	$1,684,945
Goodwill acquired during the period	326,966	81,263	-	-	408,229
Purchase accounting adjustments	-	-	3,340	-	3,340
Reallocation of goodwill	-	(33,000)	-	33,000	-
Goodwill balance as of June 30, 2008	$1,249,230	$608,595	$117,912	$120,777	$2,096,514

Goodwill acquired during 2008 included initial goodwill of $408.2 million for the acquisition of First Indiana.  Purchase accounting adjustments for Wealth Management represent adjustments made to the initial estimates of fair value associated with the acquisition of North Star Financial Corporation and a reduction due to the divestiture of a component of North Star Financial Corporation.  During the second quarter of 2008, management consolidated certain lending activities and transferred the assets and the related goodwill from the Community Banking segment to the National Consumer Lending Division reporting unit, which is a component of Others.

At June 30, 2008, the Corporation’s other intangible assets consisted of the following ($000’s):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Other intangible assets
Core deposit intangible	$254,228	$(123,810)	$130,418
Trust customers	11,384	(3,484)	7,900
Tradename	1,335	(319)	1,016
Other intangibles	4,147	(820)	3,327
	$271,094	$(128,433)	$142,661

Mortgage loan servicing rights			$2,638

Amortization expense of other intangible assets for the three and six months ended June 30, 2008 amounted to $5.7 million and $11.3 million, respectively.  For the three and six months ended June 30, 2007, amortization expense of other intangible assets amounted to $4.9 million and $9.1 million, respectively.

Amortization of mortgage loan servicing rights amounted to $0.3 million and $0.6 million in each of the three and six months ended June 30, 2008 and 2007, respectively.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2008 & 2007 (Unaudited)

The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five annual fiscal years are ($000’s):

2009	$22,138
2010	18,851
2011	15,786
2012	13,559
2013	11,472

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) adopts an aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated (those units are referred to as Reporting Units).  A Reporting Unit is an operating segment as defined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or one level below an operating segment.

SFAS 142 provides guidance for impairment testing of goodwill and intangible assets that are not amortized.  Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a Reporting Unit.  The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.

Consistent with prior years, the Corporation has elected to perform its annual test for goodwill impairment as of June 30th.  Other than goodwill, the Corporation did not have any other intangible assets that are not amortized at June 30, 2008. The stock prices of many financial services companies, including the Corporation, declined during the first half of 2008 as a result of the stress and deterioration in the national residential real estate markets.  The Corporation is in the process of completing the second step of the process for the Commercial and Community Banking segments in order to determine if there is any goodwill impairment.

The second step of  the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The allocation process is performed solely for purposes of testing goodwill for impairment.  Recognized assets and liabilities and previously unrecognized intangible assets are not adjusted or recognized as a result of that allocation process.

The Corporation believes that the stress and deterioration in the national residential real estate markets, liquidity stress and current economic conditions have depressed prices buyers and sellers are paying and receiving for bank-related assets.  As a result, the Corporation believes that the fair value allocated to assets, especially loans, will be less than their reported carrying values and does not expect that it will be required to recognize any goodwill impairment upon completion of the second step of the goodwill impairment test.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2008 & 2007 (Unaudited)

13.	Deposits

The Corporation's deposit liabilities consisted of the following ($000's):

	June 30,	December 31,	June 30,
	2008	2007	2007
Noninterest bearing demand	$6,390,374	$6,174,281	$5,739,470
Savings and NOW	14,026,510	13,903,479	13,717,333

CD's $100,000 and over	12,397,614	8,075,691	7,867,849
Cash flow hedge-Institutional CDs	15,681	18,027	(2,293)
Total CD's $100,000 and over	12,413,295	8,093,718	7,865,556

Other time deposits	5,065,119	4,412,933	4,899,680
Foreign deposits	3,278,195	2,606,943	3,317,054
Total deposits	$41,173,493	$35,191,354	$35,539,093

14.	Derivative Financial Instruments and Hedging Activities

The following is an update of the Corporation’s use of derivative financial instruments and its hedging activities as described in its Annual Report on Form 10-K for the year ended December 31, 2007.  There were no significant new hedging strategies employed during the six months ended June 30, 2008.

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

At June 30, 2008, free standing interest rate swaps consisted of $3.5 billion in notional amount of receive fixed / pay floating with an aggregate positive fair value of $42.5 million and $3.2 billion in notional amount of pay fixed / receive floating with an aggregate negative fair value of $19.8 million.

At June 30, 2008, interest rate caps purchased amounted to $119.4 million in notional amount with a negative fair value of $0.7 million and interest rate caps sold amounted to $119.4 million in notional amount with a positive fair value of $0.7 million.

At June 30, 2008, the notional value of interest rate futures designated as trading was $2.2 billion with a negative fair value of $0.04 million.

At June 30, 2008, the notional value of equity derivatives bifurcated from deposit liabilities and designated as trading amounted to $55.1 million in notional value with a negative fair value of $3.2 million.  At June 30, 2008, the notional value of equity derivative contracts designated as trading and used as economic hedges was $55.1 million with a positive fair value of $3.5 million.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2008 & 2007 (Unaudited)

The following table presents additional information with respect to fair value hedges.

Fair Value Hedges
June 30, 2008				Weighted
		Notional	Fair	Average
Hedged	Hedging	Amount	Value	Remaining
Item	Instrument	($ in mil)	($ in mil)	Term (Yrs)
Fair Value Hedges that Qualify for Shortcut Accounting
Fixed Rate Bank Notes	Receive Fixed Swap	$354.5	$3.8	7.4

Other Fair Value Hedges
Fixed Rate Bank Notes	Receive Fixed Swap	$100.0	$(1.5)	7.8

Institutional CDs	Receive Fixed Swap	25.0	0.2	27.9

Callable CDs	Receive Fixed Swap	4,810.2	(129.6)	12.9

Brokered Bullet CDs	Receive Fixed Swap	210.7	(5.1)	4.9

Medium Term Notes	Receive Fixed Swap	7.0	(0.2)	19.7

The impact from fair value hedges to total net interest income for the three and six months ended June 30, 2008 was a positive $23.6 million and a positive $28.7 million, respectively.  The impact to net interest income due to ineffectiveness was not material.

The following table summarizes the Corporation’s cash flow hedges.

Cash Flow Hedges
June 30, 2008				Weighted
		Notional	Fair	Average
Hedged	Hedging	Amount	Value	Remaining
Item	Instrument	($ in mil)	($ in mil)	Term (Yrs)
Variable Rate Loans	Receive Fixed Swap	$100.0	$0.0	0.0

Institutional CDs	Pay Fixed Swap	725.0	(15.7)	1.4

FHLB Advances	Pay Fixed Swap	1,060.0	(34.2)	3.5

Floating Rate Bank Notes	Pay Fixed Swap	800.0	(10.8)	1.8

The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges for the three and six months ended June 30, 2008 was negative $12.3 million and negative $18.0 million, respectively.  For the three and six months ended June 30, 2008, the impact due to ineffectiveness was not material.

For the three and six months ended June 30, 2007, the total effect on net interest income resulting from derivative financial instruments was a positive $4.6 million and a positive $9.6 million, respectively, including the amortization of terminated derivative financial instruments.  For the three and six months ended June 30, 2007, the impact due to ineffectiveness was not material.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2008 & 2007 (Unaudited)

Net periodic postretirement benefit cost for the three and six months ended June 30, 2008 and 2007 included the following components ($000’s):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Service cost	$238	$245	$476	$490
Interest cost on APBO	984	816	1,968	1,632
Expected return on plan assets	(435)	(252)	(870)	(504)
Prior service amortization	(593)	(524)	(1,186)	(1,048)
Actuarial loss amortization	75	116	150	232
Net periodic postretirement benefit cost	$269	$401	$538	$802

Benefit payments and expenses, net of participant contributions, for the three and six months ended June 30, 2008 amounted to $0.7 million and $1.9 million, respectively.

The funded status, which is the accumulated postretirement benefit obligation net of fair value of plan assets, as of June 30, 2008 is as follows ($000’s):

Total funded status, December 31, 2007	$(32,638)
Service cost	(476)
Interest cost on APBO	(1,968)
Expected return on plan assets	870
Employer contributions/payments	2,918
Acquisition	(1,098)
Subsidy (Medicare Part D)	(76)
Total funded status, June 30, 2008	$(32,468)

16.	Segments

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

During the second quarter of 2008, management consolidated certain lending activities and transferred the assets and the related goodwill from the Community Banking segment to the National Consumer Lending Division reporting unit, which is a component of Others.  Prior period segment information has been adjusted to reflect the transfer.

Total Revenues by type in Others consist of the following ($ in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Investment Division	$11.9	$8.4	$26.4	$17.0
National Consumer Banking Division	33.2	29.7	60.7	63.3
Administrative & Other	11.8	32.6	53.8	43.3
Other	64.9	63.6	137.2	122.5
Total	$121.8	$134.3	$278.1	$246.1

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2008 & 2007 (Unaudited)

	Three Months Ended June 30, 2008 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$194.6	$197.7	$14.6	$19.8	$41.9	$(14.1)	$(6.8)	$447.6
Provision for loan and lease losses	769.6	107.1	2.6	-	6.9	-	-	886.0
Net interest income after provision for loan and lease losses	(575.0)	90.6	12.0	19.8	35.0	(14.1)	(6.8)	(438.4)

Other income	26.2	48.0	77.8	11.2	79.9	29.4	(85.4)	187.0
Other expense	81.6	177.6	65.8	4.4	103.7	32.7	(85.4)	380.4
Income before income taxes	(630.4)	(39.0)	24.0	26.6	11.2	(17.4)	(6.8)	(631.8)
Provision (benefit) for income taxes	(252.2)	(15.6)	9.7	10.6	19.9	(3.6)	(6.8)	(238.0)
Segment income	$(378.2)	$(23.4)	$14.3	$16.0	$(8.7)	$(13.8)	$-	$(393.8)

Identifiable assets	$27,537.6	$19,373.0	$1,526.3	$8,802.2	$7,182.9	$2,464.9	$(2,626.5)	$64,260.4

	Three Months Ended June 30, 2007 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$168.8	$193.8	$13.0	$2.9	$38.7	$(10.8)	$(6.9)	$399.7
Provision for loan and lease losses	9.6	7.3	1.1	-	7.9	-	-	26.0
Net interest income after provision for loan and lease losses	159.2	186.5	11.9	2.9	30.8	(10.8)	(6.9)	373.7

Other income	21.6	38.7	67.6	8.0	95.6	33.4	(78.3)	186.6
Other expense	48.0	144.5	54.7	3.4	88.2	33.8	(78.3)	294.3
Income before income taxes	132.8	80.7	24.8	7.5	38.2	(11.2)	(6.9)	266.0
Provision (benefit) for income taxes	53.1	32.3	10.0	3.0	(0.1)	(4.4)	(6.9)	87.1
Segment income	$79.7	$48.4	$14.8	$4.5	$38.3	$(6.8)	$-	$178.9

Identifiable assets (a)	$22,942.8	$17,266.8	$1,250.9	$8,026.3	$6,731.9	$1,690.2	$(991.5)	$56,917.4

(a) Excludes assets of discontinued operations.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2008 & 2007 (Unaudited)

	Six Months Ended June 30, 2008 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$383.5	$393.7	$29.1	$21.3	$86.7	$(22.5)	$(13.8)	$878.0
Provision for loan and lease losses	889.8	133.7	5.4	-	3.4	-	-	1,032.3
Net interest income after provision for loan and lease losses	(506.3)	260.0	23.7	21.3	83.3	(22.5)	(13.8)	(154.3)

Other income	50.9	91.8	152.0	22.2	191.4	59.1	(169.2)	398.2
Other expense	145.8	336.8	126.5	8.3	200.5	47.5	(169.2)	696.2
Income before income taxes	(601.2)	15.0	49.2	35.2	74.2	(10.9)	(13.8)	(452.3)
Provision (benefit) for income taxes	(240.5)	6.0	19.8	14.1	11.9	(2.2)	(13.8)	(204.7)
Segment income	$(360.7)	$9.0	$29.4	$21.1	$62.3	$(8.7)	$-	$(247.6)

Identifiable assets	$27,537.6	$19,373.0	$1,526.3	$8,802.2	$7,182.9	$2,464.9	$(2,626.5)	$64,260.4

	Six Months Ended June 30, 2007 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$337.2	$384.8	$25.2	$7.6	$72.2	$(19.1)	$(13.7)	$794.2
Provision for loan and lease losses	19.3	13.9	1.7	-	8.3	-	-	43.2
Net interest income after provision for loan and lease losses	317.9	370.9	23.5	7.6	63.9	(19.1)	(13.7)	751.0

Other income	42.0	71.9	130.6	15.7	173.9	61.9	(153.9)	342.1
Other expense	93.6	283.9	105.8	6.8	177.6	61.5	(153.9)	575.3
Income before income taxes	266.3	158.9	48.3	16.5	60.2	(18.7)	(13.7)	517.8
Provision (benefit) for income taxes	106.5	63.6	19.5	6.6	(5.2)	(7.2)	(13.7)	170.1
Segment income	$159.8	$95.3	$28.8	$9.9	$65.4	$(11.5)	$-	$347.7

Identifiable assets (a)	$22,942.8	$17,266.8	$1,250.9	$8,026.3	$6,731.9	$1,690.2	$(991.5)	$56,917.4

(a) Excludes assets of discontinued operations.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2008 & 2007 (Unaudited)

17.	Guarantees

Visa Litigation Update

As described in Note 25 – Guarantees, in Notes to Consolidated Financial Statements in Item 8 of the Corporation’s 2007 Annual Report on Form 10-K, at December 31, 2007 the Corporation had $25.8 million accrued as its estimate of the fair value of its indemnification obligation to Visa, Inc. (“Visa”) for certain litigation matters.  In conjunction with the January 2, 2008 acquisition of First Indiana, the Corporation assumed First Indiana’s indemnification obligation to Visa with an estimated fair value of $0.5 million.

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

During the first quarter of 2008, Visa redeemed 38.7% of the Visa Class B common stock owned by the Corporation for cash in the amount of $26.9 million.  The Corporation’s remaining Visa Class B common stock was placed in escrow for a period of three years, and it is expected that any indemnification obligations in excess of the funded escrow will be funded by the escrowed stock.  The Corporation’s Visa Class B common stock will be convertible to Visa Class A common stock based on a conversion factor that is currently 0.71429.  However, the ultimate conversion factor is dependent on the resolution of the pending litigation.

The Corporation continues to expect that the ultimate value of its remaining investment in Visa will exceed its indemnification obligations.  However, additional accruals could be necessary depending on the resolution of the pending Visa litigation.

At June 30, 2008, the estimated fair value of the Visa Class B common stock owned by the Corporation assuming the conversion to Visa Class A common stock based on a conversion factor that is currently 0.71429 was approximately $58.0 million for which there is no investment or carrying value recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
($000's)

	Three Months Ended June 30,
	2008	2007
Assets
Cash and due from banks	$879,213	$1,004,487

Trading assets	162,048	58,346
Short-term investments	370,650	270,268

Investment securities:
Taxable	6,548,896	6,247,900
Tax-exempt	1,185,827	1,300,156
Total investment securities	7,734,723	7,548,056

Loan to Metavante	-	982,000

Loans and leases:
Loans and leases, net of unearned income	49,930,536	42,903,689
Allowance for loan and lease losses	(681,983)	(432,424)
Net loans and leases	49,248,553	42,471,265

Premises and equipment, net	521,284	457,111
Accrued interest and other assets	4,573,140	3,411,472
Assets of discontinued operations	-	1,500,491
Total Assets	$63,489,611	$57,703,496

Liabilities and Shareholders' Equity
Deposits:
Noninterest bearing	$5,827,732	$5,459,560
Interest bearing	33,225,352	28,216,630
Total deposits	39,053,084	33,676,190

Federal funds purchased and security repurchase agreements	3,002,304	3,125,694
Other short-term borrowings	3,796,189	1,171,770
Long-term borrowings	9,638,628	11,941,829
Accrued expenses and other liabilities	1,033,063	1,082,021
Liabilities of discontinued operations	-	182,484
Total liabilities	56,523,268	51,179,988

Shareholders' equity	6,966,343	6,523,508
Total Liabilities and Shareholders' Equity	$63,489,611	$57,703,496

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
($000's)

	Six Months Ended June 30,
	2008	2007
Assets
Cash and due from banks	$916,090	$999,785

Trading assets	170,178	49,871
Short-term investments	351,423	272,111

Investment securities:
Taxable	6,608,841	6,166,420
Tax-exempt	1,214,174	1,294,042
Total investment securities	7,823,015	7,460,462

Loan to Metavante	-	982,000

Loans and leases:
Loans and leases, net of unearned income	49,270,264	42,505,449
Allowance for loan and lease losses	(619,730)	(428,087)
Net loans and leases	48,650,534	42,077,362

Premises and equipment, net	515,272	448,588
Accrued interest and other assets	4,494,598	3,316,030
Assets of discontinued operations	-	1,504,600
Total Assets	$62,921,110	$57,110,809

Liabilities and Shareholders' Equity
Deposits:
Noninterest bearing	$5,728,051	$5,400,410
Interest bearing	32,662,390	27,983,190
Total deposits	38,390,441	33,383,600

Federal funds purchased and security repurchase agreements	3,279,978	3,260,183
Other short-term borrowings	3,327,055	1,012,876
Long-term borrowings	9,829,554	11,783,585
Accrued expenses and other liabilities	1,097,179	1,067,975
Liabilities of discontinued operations	-	210,867
Total liabilities	55,924,207	50,719,086

Shareholders' equity	6,996,903	6,391,723
Total Liabilities and Shareholders' Equity	$62,921,110	$57,110,809

OVERVIEW

The Corporation demonstrated growth in the second quarter in loans, net interest income and fee-based income, particularly in its wealth management segment.  In addition, the Corporation generally contained its core operating expense growth. These positive results were more than offset by the charges and increased reserves related to the Corporation’s real estate loans.  Those charges and increased reserves reflect the impact of the continued deterioration in the national residential real estate markets. As a result, the Corporation  reported a loss for the  second quarter and first half of 2008.

For the three months ended June 30, 2008, the Corporation reported a net loss of $393.8 million or $1.52 per diluted share compared to income from continuing operations in the second quarter of 2007 of $178.9 million or $0.68 per diluted share. For the six months ended June 30, 2008, the net loss amounted to $247.6 million or $0.95 per diluted share compared to income from continuing operations of $347.7 million or $1.32 per diluted share for the six months ended June 30, 2007.

The decrease in income from continuing operations in the second quarter of 2008 compared to the second quarter of 2007 and the first six months of 2008 compared to the first six months of 2007 was primarily attributable to the increases in the provision for loan and lease losses and provision for losses associated with unfunded loan commitments.

The ongoing deterioration in the national residential real estate markets continued to adversely affect the Corporation’s loan and lease portfolio during the second quarter.  The Corporation’s construction and development real estate loans, particularly in Arizona, the west coast of Florida and certain correspondent banking loan participations, continued to exhibit the largest levels of increased stress. In addition, the amount of impairment increased during the second quarter of 2008 due to the continued decline in underlying real estate collateral values.  As a result, net charge-offs and the provision for loan and lease losses were significantly higher in the second quarter and first half of 2008 when compared to the second quarter and first half of 2007.  For the three months ended June 30, 2008, the provision for loan and lease losses and provision for losses associated with unfunded loan commitments amounted to $906.0 million compared to $26.0 million for the three months ended June 30, 2007, an increase of $880.0 million.  On an after-tax basis, this increase amounted to approximately $561.7 million or $2.17 per diluted share.  For the six months ended June 30, 2008, the provision for loan and lease losses and provision for losses associated with unfunded loan commitments amounted to $1,052.9 million compared to $43.2 million for the six months ended June 30, 2007, an increase of $1,009.7 million.  On an after-tax basis, this increase amounted to approximately $644.5 million or $2.49 per diluted share.

Organic loan and bank-issued deposit growth and banking acquisitions completed in 2008 and 2007 contributed to the growth in net interest income and other banking sources of revenues.  Continued growth in assets under management and assets under administration and acquisitions resulted in solid growth in fee income for the Corporation’s Wealth Management segment. The Corporation is experiencing elevated levels of operating expenses due to the increase in expense associated with collection efforts and carrying nonperforming assets.

With regard to the outlook for the remainder of 2008, management expects the Corporation will return to profitability in the third and fourth quarters. Continued pricing competition for loan products, increased funding costs and the elevated levels of nonperforming loans make it more likely that the Corporation will experience net interest margin compression.  Commercial and industrial loan growth is expected to be in the low single-digits for the remainder of 2008.  Commercial real estate loan growth for the remainder of 2008 is expected to be relatively modest and consistent with the 1.1% linked quarter loan growth the Corporation experienced in the second quarter of 2008 compared to the first quarter of 2008. Wealth management revenue, which is somewhat dependent on market volatility and direction, is expected to show high single-digit to low double-digit growth rates in 2008 compared to 2007.

With respect to credit quality, management expects that the remainder of 2008 will continue to be a difficult year for residential real estate markets.  For the remainder of 2008, management expects the provision for loan and lease losses will be significantly less than the provision for loan and lease losses reported for the three months ended June 30, 2008. However, management also expects the provision for loan and lease losses will continue to be higher than its pre-2007 historical experience prior to the crisis in the national residential real estate markets.  The credit environment and underlying collateral values continue to be rapidly changing and as a result, there are numerous unknown factors at this time that will ultimately affect the timing and amount of nonperforming assets, net charge-offs and the provision for loan and lease losses that will be recognized in the remainder of 2008.  In addition, the timing and amount of charge-offs will continue to be influenced by the Corporation’s strategies for managing its nonperforming loans and leases.  If real estate markets deteriorate more than management currently expects, the Corporation will experience increased levels of nonperforming assets, increased net charge-offs, a higher provision for loan and lease losses, lower net interest income and increased operating costs due to the expense associated with collection efforts and the operating expense of carrying nonperforming assets.

On November 1, 2007, old Marshall & Ilsley Corporation, the Accounting Predecessor to new Marshall & Ilsley Corporation (which is referred to as “M&I” or the “Corporation”) and its wholly owned subsidiary, Metavante Corporation (Accounting Predecessor to Metavante Technologies, Inc.), which is referred to as “Metavante,” became two separate publicly traded companies.  The Corporation believes this transaction, which the Corporation refers to as the “Separation,” will provide substantial benefits to the shareholders of both companies. The Corporation’s enhanced capital position is expected to enhance earnings per share growth by providing resources for continued organic growth and fund strategic initiatives within its business lines and has been and is expected to continue to be a source of strength in the current credit environment.

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

The tangible capital generated from the Separation together with non-credit operating trends have allowed the Corporation to prudently invest in the franchise and maintain a strong capital base in the current credit environment. The Corporation does not currently expect it will be required to decrease its dividend or raise additional dilutive capital in order to continue to maintain its strong capital base.

As a result of the Separation, the assets, liabilities and net income of Metavante have been de-consolidated from the Corporation’s historical consolidated financial statements and are now reported as discontinued operations.  For the three and six months ended June 30, 2007, discontinued operations in the Consolidated Statements of Income also includes the expenses attributable to the Separation transaction.  The assets and liabilities reported as discontinued operations do not directly reconcile to historical consolidated assets and liabilities reported by Metavante.  The amounts reported as assets or liabilities of discontinued operations include adjustments for intercompany cash and deposits, receivables and payables, intercompany debt and reclassifications that were required to de-consolidate the financial information of the two companies.

The Corporation’s actual results for the remainder of 2008 could differ materially from those expected by management.  See “Forward-Looking Statements” in Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and in this report for a discussion of the various risk factors that could cause actual results to differ materially from expected results.

ACQUISITION ACTIVITIES

On January 2, 2008, the Corporation completed the acquisition of First Indiana Corporation (“First Indiana”) based in Indianapolis, Indiana.  First Indiana, with $2.1 billion in consolidated assets as of December 31, 2007, had 32 offices in central Indiana that became branches of M&I Marshall & Ilsley Bank (“M&I Bank”) on February 2, 2008.  Stockholders of First Indiana received $32.00 in cash for each share of First Indiana common stock outstanding, or approximately $530.2 million.

See Note 8 – Business Combinations in Notes to Financial Statements for further discussion of the Corporation’s acquisition activities.

OTHER NOTEWORTHY TRANSACTIONS AND EVENTS

Some of the other more noteworthy transactions and events that occurred in the six months ended June 30, 2008 and 2007, by quarter,  consisted of the following:

First quarter 2008

On January 2, 2008, the Corporation completed its acquisition of First Indiana.

During the first quarter of 2008 the Corporation recognized income of $39.1 million due to the completion of the initial public offering (“IPO’) by Visa.  As a result of the IPO, Visa redeemed 38.7% of the Class B Visa common stock owned by the Corporation. The gain from the redemption amounted to $26.9 million and is reported in Net investment securities gains in the Consolidated Statements of Income.  In addition, Visa established an escrow for certain litigation matters from the proceeds of the IPO.  As a result of the funded escrow, the Corporation reversed $12.2 million of the litigation accruals that were originally recorded due to the Corporation’s membership interests in Visa which is reported in Other expense in the Consolidated Statements of Income.  On an after-tax basis, these two Visa-related items increased net income by approximately $25.4 million or $0.10 per diluted share.

During the first quarter of 2008 the Corporation recognized an additional income tax benefit of approximately $20.0 million, or $0.08 per diluted share, related to how the TEFRA (interest expense) disallowance should be calculated within a consolidated group.

Second quarter 2007

On April 1, 2007, the Corporation completed its acquisition of United Heritage Bankshares of Florida, Inc. (“United Heritage”) and on April 20, 2007, the Corporation completed its acquisition of North Star Financial Corporation (“North Star”).

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

Net interest income for the second quarter of 2008 amounted to $447.6 million compared to $399.7 million reported for the second quarter of 2007, an increase of $47.9 million or 12.0%.  For the six months ended June 30, 2008, net interest income amounted to $878.0 million compared to $794.2 million reported for the six months ended June 30, 2007, an increase of $83.8 million or 10.6%.  Acquisition-related and organic loan growth, the growth in bank issued deposits and the cash received in the Separation were the primary contributors to the increase in net interest income.  Factors negatively affecting net interest income compared to the prior year included the impact of the financing costs associated with the 2008 and 2007 banking acquisitions, the cost of common stock repurchases, the cost of purchased bank-owned life insurance, the impact on interest income associated with the increase in nonaccrual loans and leases, tightening loan spreads, higher wholesale funding costs and a general shift in the bank issued deposit mix from lower cost to higher cost deposit products.

Average earning assets increased $6.4 billion or 12.4% in the second quarter of 2008 compared to the second quarter of 2007.  Average loans and leases accounted for $7.0 billion of the growth in average earning assets in the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  Average investment securities, short-term investments and trading assets increased $0.4 billion in the second quarter of 2008 over the prior year second quarter.  As previously discussed, Metavante repaid its indebtedness to the Corporation on November 1, 2007 resulting in a $1.0 billion decrease in average earning assets in the second quarter of 2008 compared to the second quarter of 2007.

Average interest bearing liabilities amounted to $49.7 billion in the second quarter of 2008 compared to $44.5 billion in the second quarter of 2007, an increase of $5.2 billion or 11.7%.  Average interest bearing deposits increased $5.0 billion or 17.8% in the second quarter of 2008 compared to the second quarter of 2007.  Average total borrowings increased approximately $0.2 billion or 1.2% in the second quarter of 2008 compared to the same period in 2007.

Average noninterest bearing deposits increased $0.4 billion or 6.7% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

For the six months ended June 30, 2008, average earning assets amounted to $57.6 billion compared to $51.3 billion for the six months ended June 30, 2007, an increase of $6.3 billion or 12.4%.  Average loans and leases accounted for $6.8 billion of the growth in average earning assets in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Average investment securities, short-term investments and trading assets increased approximately $0.5 billion over the comparative six month periods.  As previously discussed, Metavante repaid its indebtedness to the Corporation on November 1, 2007 resulting in a decrease of $1.0 billion in average earning assets in the first half of 2008 compared to the first half of 2007.

Average interest bearing liabilities increased $5.1 billion or 11.5% in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Average interest bearing deposits increased $4.7 billion or 16.7% in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Average total borrowings increased approximately $0.4 billion or 2.4% over the comparative six month period.

For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, average noninterest bearing deposits increased $0.3 billion or 6.1%.

The growth and composition of the Corporation’s quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table  ($ in millions):

Consolidated Average Loans and Leases

	2008		2007			Growth Pct.
	Second	First	Fourth	Third	Second		Prior
	Quarter	Quarter	Quarter	Quarter	Quarter	Annual	Quarter
Commercial loans and leases
Commercial	$15,086	$14,389	$13,264	$12,755	$12,494	20.7%	4.8%

Commercial real estate
Commercial mortgages	12,695	12,480	11,817	11,592	11,175	13.6	1.7
Construction	4,431	4,463	4,044	3,816	3,607	22.9	(0.7)
Total commercial real estate	17,126	16,943	15,861	15,408	14,782	15.9	1.1

Commercial lease financing	517	522	528	510	507	1.9	(0.9)
Total commercial loans and leases	32,729	31,854	29,653	28,673	27,783	17.8	2.7

Personal loans and leases
Residential real estate
Residential mortgages	7,944	7,693	6,966	6,774	6,562	21.1	3.3
Construction	2,531	2,605	2,764	2,803	2,827	(10.5)	(2.8)
Total residential real estate	10,475	10,298	9,730	9,577	9,389	11.6	1.7

Personal loans
Student	114	121	95	62	70	62.4	(5.4)
Credit card	257	258	255	248	239	7.8	(0.5)
Home equity loans and lines	4,835	4,670	4,344	4,248	4,223	14.5	3.5
Other	1,322	1,211	1,170	1,116	1,024	29.1	9.2
Total personal loans	6,528	6,260	5,864	5,674	5,556	17.5	4.3

Personal lease financing	199	198	195	186	176	13.1	0.4
Total personal loans and leases	17,202	16,756	15,789	15,437	15,121	13.8	2.7
Total consolidated average loans and leases	$49,931	$48,610	$45,442	$44,110	$42,904	16.4%	2.7%

Total consolidated average loans and leases increased $7.0 billion or 16.4% in the second quarter of 2008 compared to the second quarter of 2007.  Total consolidated average loan and lease organic growth, excluding the effect of the banking acquisitions, was 10.9% in the second quarter of 2008 compared to the second quarter of 2007.  Approximately $2.1 billion of the growth in total consolidated average loans and leases was attributable to the banking acquisitions and $4.9 billion of the growth was organic.  Of the $2.1 billion of average growth attributable to the banking acquisitions, $0.7 billion was attributable to average commercial loans and leases, $0.8 billion was attributable to average commercial real estate loans and $0.4 billion was attributable to average residential real estate loans.  Of the $4.9 billion of average loan and lease organic growth, $2.0 billion was attributable to average commercial loans and leases, $1.5 billion was attributable to average commercial real estate loans, and $0.7 billion was attributable to average residential real estate loans.  Average home equity loans and lines increased $0.6 billion or 14.5% in the second quarter of 2008 compared to the second quarter of 2007.  Home equity loan and line growth attributable to the acquisitions was $0.2 billion in the second quarter of 2008 compared to the second quarter of 2007. Average personal loans and leases increased approximately $0.3 billion in the second quarter of 2008 compared to the same period the prior year.

For the six months ended June 30, 2008, total consolidated average loans and leases increased $6.8 billion or 15.9% compared to the six months ended June 30, 2007.  Total consolidated average loan and lease organic growth, excluding the effect of the banking acquisitions, was 9.9% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Approximately $2.4 billion of the growth in total consolidated average loans and leases was attributable to the banking acquisitions and $4.4 billion of the growth was organic.  Of the $2.4 billion of average growth attributable to the banking acquisitions, $0.7 billion was attributable to average commercial loans, $1.0 billion was attributable to average commercial real estate loans and $0.4 billion was attributable to average residential real estate loans. Of the $4.4 billion of average loan and lease organic growth, $1.7 billion was attributable to average commercial loans and leases, $1.4 billion was attributable to average commercial real estate loans, and $0.7 billion was attributable to average residential real estate loans.  Average home equity loans and lines increased $0.5 billion or 11.6% in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Average personal loans and leases increased $0.3 billion in the first half of 2008 compared to the same period in 2007.

Total average commercial loan and lease organic growth was 14.3% in the second quarter of 2008 compared to the second quarter of 2007.  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, total average commercial loan and lease organic growth was 12.8%.  New business and increased utilization of credit lines by existing customers across the markets the Corporation serves resulted in the strong organic growth in commercial loans and leases in the first half of 2008.  Management believes that year-over-year organic commercial loan growth (as a percentage) will be slower than the growth experienced in the first half of 2008. Management expects organic commercial loan and lease growth will be in the low single-digit percentage range in the second half of 2008 compared to the second half of 2007.

Total average commercial real estate loan organic growth was 9.8% in the second quarter of 2008 compared to the second quarter of 2007.  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, total average commercial real estate loan organic growth was 9.3%.  The Corporation continues to experience slowing in the construction market for mid-sized and smaller residential developers, and to some extent throughout the commercial real estate business.  Office and retail real estate have also shown signs of softening.  Loan opportunities continue to exist in the multi-family and medical office segments. Commercial real estate loan growth for the remainder of 2008 is expected to be relatively modest and consistent with the 1.1% linked quarter loan growth the Corporation experienced in the second quarter of 2008 compared to the first quarter of 2008.

From a production standpoint, residential real estate loan closings in the second quarter of 2008 were $0.9 billion compared to $1.4 billion in the first quarter of 2008 and $1.5 billion in the second quarter of 2007.  The Corporation sells some of its residential real estate production (residential real estate and home equity loans) in the secondary market.  Selected residential real estate loans with rate and term characteristics that are considered desirable are retained in the portfolio.  For the three months ended June 30, 2008 and 2007, real estate loans sold to investors amounted to $0.4 billion and $0.6 billion, respectively.  For the six months ended June 30, 2008 and 2007, real estate loans sold to investors amounted to $0.9 billion and $1.2 billion, respectively.  At June 30, 2008 and 2007, the Corporation had approximately $45.3 million and $50.3 million of residential mortgage loans and home equity loans held for sale, respectively. Gains from the sale of mortgage loans amounted to $5.6 million in the second quarter of 2008 compared to $10.4 million in the second quarter of 2007.  For the six months ended June 30, 2008, gains from the sale of mortgage loans amounted to $14.1 million compared to $19.2 million in the six months ended June 30, 2007.

Home equity loans and lines, which includes the Corporation’s wholesale activity, continue to be one of the Corporation’s primary consumer loan products.  Average home equity loan and line organic growth amounted to $0.4 billion or 8.6% in the second quarter of 2008 compared to the second quarter of 2007.  For the six months ended June 30, 2008, average home equity loan and line organic growth amounted to $0.3 billion or 5.8% compared to the six months ended June 30, 2007.  This growth reflects, in part, the decline in the national investor base and the shift of more production that meets the Corporation’s underwriting criteria to portfolio. Management expects this trend to continue in the near-term. Average home equity loan and line growth due to the acquisitions amounted to $0.2 billion in each of the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007.

The sub-prime mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures and some sub-prime lenders have failed.  The increased scrutiny of the sub-prime lending market is one of the factors that has impacted general market conditions as well as perceptions of the mortgage origination business.  The Corporation considers sub-prime loans to be those loans with high loan-to-value, temporary below market interest rates, which are sometimes referred to as teaser rates, or interest deferral options at the time of origination and credit scores that are less than 620.  The Corporation believes that loans with these characteristics have contributed to the high levels of foreclosures and losses the industry is currently experiencing.  The Corporation does not originate sub-prime mortgages or sub-prime home equity loans or lines for its own portfolio.  However, in the fourth quarter of 2007 the Corporation experienced a loss and may continue to have loss exposure from loans to entities that are associated with sub-prime mortgage banking.  The Corporation does not originate mortgage loans with variable interest-only payment plans, commonly referred to as “option ARMs.”  Option ARMs may include low introductory interest plans with significant escalation in the rate when the agreement calls for the rate to reset.  The borrower may also be able to fix the monthly payment amount, potentially resulting in negative amortization of the loan.  The Corporation does not originate mortgage loans that permit negative amortization.  A negative amortization provision in a mortgage allows the borrower to defer payment of a portion or all of the monthly interest accrued on the mortgage and to add the deferred interest amount to the mortgage’s principal balance subject to a stated maximum permitted amount of negative amortization.  Once the maximum permitted amount of negative amortization is reached, the borrowers’ monthly payment is reset and is usually significantly higher than the monthly payment made during periods of negative amortization.  The Corporation does participate in the Alt-A market.  The Corporation’s Alt-A products are offered to borrowers with higher credit scores and lower loan-to-value ratios who choose the convenience of less than full documentation in exchange for higher reserve requirements and a higher mortgage rate. Subsequent changes to the Corporation’s Alt-A products include full verification of the borrower’s income and ability to service the debt.  The Corporation’s adjustable rate mortgage loans are underwritten to fully-indexed rates.

At June 30, 2008, the Corporation’s combined average loan-to-value ratios and credit scores were 80.0% and 729, respectively for its residential real estate loan and home equity loan and line of credit portfolios, excluding residential construction loans to developers.  The Corporation’s exposure to residential real estate and home equity borrowers with credit scores that were less than 620 was approximately $312.3 million at June 30, 2008.  The average loan-to-value ratio for residential real estate and home equity borrowers with credit scores that were less than 620 was approximately 80.0% at June 30, 2008.  These loans were primarily obtained through banking acquisitions or from previously sold loans put back to the Corporation.

Average automobile loans, which are included in other personal loans in the table above, amounted to $504.6 million in the second quarter of 2008 compared to $312.1 million in the second quarter of 2007, an increase of $192.5 million or 61.7%.  For the six months ended June 30, 2008, average automobile loans amounted to $483.6 million compared to $322.9 million in the six months ended June 30, 2007, an increase of $160.7 million or 49.7%.  During the second quarter of 2007, the Corporation opted to discontinue the sale and securitization of automobile loans into the secondary market on a recurring basis.  Auto loans securitized and sold in the second quarter and first half of 2007 amounted to $0.05 billion and $0.2 billion, respectively.  Net gains from the sale and securitization of auto loans for the three and six months ended June 30, 2007 amounted to $1.3 million and $1.1 million, respectively.

The Corporation has identified certain types of loans that are secured by real estate. The Corporation refers to these loans as construction and development loans. Certain construction and development loans currently have a higher risk profile because the value of the underlying collateral is dependent on the housing-related real estate markets and these loans are somewhat concentrated in markets experiencing elevated levels of stress. Construction and development loans consist of :

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

The growth and composition of the Corporation’s quarterly average construction and development loans for the current quarter and previous four quarters are reflected in the following table  ($ in millions):

Consolidated Average Construction and Development Loans

	2008		2007			Growth Pct.
	Second	First	Fourth	Third	Second		Prior
	Quarter	Quarter	Quarter	Quarter	Quarter	Annual	Quarter
Commercial
Construction	$4,431	$4,463	$4,044	$3,816	$3,607	22.9%	(0.7	) %
Land	992	973	897	864	772	28.5	2.0
Total commercial	5,423	5,436	4,941	4,680	4,379	23.8	(0.2)

Residential
Construction by individuals	1,013	1,010	1,055	1,012	965	5.0	0.3
Land	2,419	2,511	2,521	2,497	2,431	(0.5)	(3.7)
Construction by developers	1,518	1,595	1,709	1,791	1,862	(18.5)	(4.8)
Total residential	4,950	5,116	5,285	5,300	5,258	(5.9)	(3.2)
Total consolidated average construction and development loans	$10,373	$10,552	$10,226	$9,980	$9,637	7.6%	(1.7	) %

Total consolidated average construction and development loans increased $0.7 billion or 7.6% in the second quarter of 2008 compared to the second quarter of 2007.  Approximately $0.2 billion of the growth in total consolidated average construction and development loans was attributable to the banking acquisitions and $0.5 billion of the growth was organic.

At June 30, 2008, total consolidated construction and development loans outstanding amounted to $10.0 billion. Approximately $4.1 billion or 40.9% of these loans are loans associated with Arizona, the west coast of Florida and correspondent banking business channels. Nonperforming construction and development loans represent 63.5% of the Corporation’s total consolidated nonperforming loans and leases at June 30, 2008. Nonperforming construction and development loans associated with Arizona, the west coast of Florida and correspondent banking business channels represent 41.7% of the Corporation’s total consolidated nonperforming loans and leases at June 30, 2008.

The growth and composition of the Corporation’s quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

Consolidated Average Deposits
	2008		2007			Growth Pct.
	Second	First	Fourth	Third	Second		Prior
	Quarter	Quarter	Quarter	Quarter	Quarter	Annual	Quarter
Bank issued deposits
Noninterest bearing deposits
Commercial	$4,168	$4,004	$4,016	$3,977	$3,878	7.5%	4.1%
Personal	1,056	1,018	943	951	996	6.0	3.7
Other	604	607	604	585	586	2.9	(0.4)
Total noninterest bearing deposits	5,828	5,629	5,563	5,513	5,460	6.7	3.5

Interest bearing activity deposits
Savings and NOW	3,273	3,202	2,842	2,899	2,929	11.7	2.2
Money market	9,674	9,784	8,987	8,853	8,587	12.7	(1.1)
Foreign activity	1,834	1,965	2,050	2,067	1,756	4.4	(6.7)
Total interest bearing activity deposits	14,781	14,951	13,879	13,819	13,272	11.4	(1.1)

Time deposits
Other CDs and time deposits	4,813	4,655	4,449	4,778	4,882	(1.4)	3.4
CDs greater than $100,000	4,074	4,203	3,897	4,010	3,803	7.1	(3.1)
Total time deposits	8,887	8,858	8,346	8,788	8,685	2.3	0.3
Total bank issued deposits	29,496	29,438	27,788	28,120	27,417	7.6	0.2

Wholesale deposits
Money market	1,525	1,903	1,823	2,621	1,795	(15.0)	(19.8)
Brokered CDs	7,090	5,102	3,734	3,261	3,635	95.0	39.0
Foreign time	942	1,285	1,297	842	829	13.6	(26.7)
Total wholesale deposits	9,557	8,290	6,854	6,724	6,259	52.7	15.3
Total consolidated average deposits	$39,053	$37,728	$34,642	$34,844	$33,676	16.0%	3.5%

Average total bank issued deposits increased $2.1 billion or 7.6% in the second quarter of 2008 compared to the second quarter of 2007.  Excluding the effect of the banking acquisitions, average total bank issued deposits were relatively unchanged in the second quarter of 2008 compared to the second quarter of 2007.  Approximately $1.9 billion of the growth in average total bank issued deposits was attributable to the banking acquisitions and $0.2 billion of the growth was organic.  Of the $1.9 billion of average growth attributable to the banking acquisitions, $0.3 billion was attributable to average noninterest bearing deposits, $1.1 billion was attributable to average interest bearing activity deposits and $0.5 billion was attributable to average time deposits.  Of the $0.2 billion of average bank issued deposit organic growth, $0.4 billion was attributable to average interest bearing deposits, while average time deposits declined $0.3 billion.  Excluding the effect of the banking acquisitions, average noninterest bearing deposits increased $0.1 billion in the second quarter of 2008 compared to the second quarter of 2007.

For the six months ended June 30, 2008, average total bank issued deposits increased $2.4 billion or 8.9% compared to the six months ended June 30, 2007.  Excluding the effect of the banking acquisitions, average total bank issued deposit organic growth was 0.5% in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Approximately $2.2 billion of the growth in average total bank issued deposits was attributable to the banking acquisitions and $0.2 billion of the growth was organic.  Of the $2.2 billion of average growth attributable to the banking acquisitions, $0.3 billion was attributable to average noninterest bearing deposits, $1.2 billion was attributable to average interest bearing activity deposits and $0.7 billion was attributable to average time deposits.  Of the $0.2 billion of average bank issued deposit organic growth, $0.5 billion was attributable to average interest bearing activity deposits while average time deposits declined $0.3 billion.  Excluding the effect of the banking acquisitions, average noninterest bearing deposits were relatively unchanged in the first half of 2008 compared to the first half of 2007.

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

As a result of the recent increased level of high-priced competition and the Corporation’s decision to maintain its pricing discipline, organic growth in average total bank issued interest bearing deposits was relatively unchanged in the second quarter and first half of 2008 compared to the second quarter and first half of 2007.  The Corporation continued to experience shifts in the bank issued deposit mix.  In their search for higher yields, both new and existing customers have been migrating their deposit balances to higher cost deposit products.  Management expects this behavior to continue.

Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation’s own banking branches.  The Corporation continues to make use of wholesale funding alternatives, especially brokered and institutional certificates of deposit.  These deposits allow the Corporation’s bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional.  For the three months ended June 30, 2008, average wholesale deposits increased $3.3 billion, or 52.7% compared to the three months ended June 30, 2007.  For the six months ended June 30, 2008 average wholesale deposits increased $2.6 billion, or 41.3% compared to the six months ended June 30, 2007.  Notwithstanding the increase in wholesale deposit balances, management currently believes that it has adequate liquidity to ensure that funds are available to the Corporation and each of its banks to satisfy their cash flow requirements.  However, if capital markets deteriorate more than management currently expects, the Corporation could experience stress on its liquidity position.

Total borrowings amounted to $15.6 billion at June 30, 2008 compared to $16.7 billion at December 31, 2007.  During the second quarter of 2008, the Corporation called $15 million in aggregate principal amount of its floating rate junior subordinated deferrable interest debentures and the related $10 million EBC Statutory Trust I trust preferred securities and $5 million EBC Statutory Trust II trust preferred securities.  Also during the second quarter of 2008, the Corporation called $12 million in principal amount of its junior subordinated deferrable interest debentures and the related cumulative preferred capital securities which were acquired in conjunction with the acquisition of First Indiana in the first quarter of 2008. No gain or loss was recognized as a result of these transactions.

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

The Corporation’s consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three and six months ended June 30, 2008 and 2007, are presented in the following tables ($ in millions):

Consolidated Yield and Cost Analysis

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
			Average			Average
	Average		Yield or	Average		Yield or
	Balance	Interest	Cost (b)	Balance	Interest	Cost (b)
Loans and leases: (a)
Commercial loans and leases	$15,602.3	$208.3	5.37%	$13,000.6	$245.8	7.58%
Commercial real estate loans	17,126.4	256.8	6.03	14,781.7	279.3	7.58
Residential real estate loans	10,474.7	156.7	6.02	9,388.7	170.5	7.28
Home equity loans and lines	4,834.5	75.4	6.27	4,223.2	79.1	7.52
Personal loans and leases	1,892.6	30.0	6.38	1,509.5	29.4	7.81
Total loans and leases	49,930.5	727.2	5.86	42,903.7	804.1	7.52

Loan to Metavante	-	-	-	982.0	10.8	4.41

Investment securities (b):
Taxable	6,548.9	71.7	4.39	6,247.9	78.7	5.00
Tax Exempt (a)	1,185.8	20.1	6.92	1,300.2	21.6	6.73
Total investment securities	7,734.7	91.8	4.77	7,548.1	100.3	5.30

Trading securities (a)	162.1	0.4	1.05	58.3	0.4	2.47
Other short-term investments	370.7	2.2	2.36	270.3	3.4	5.10
Total interest earning assets	$58,198.0	$821.6	5.68%	$51,762.4	$919.0	7.11%

Interest bearing deposits:
Bank issued deposits:
Bank issued interest bearing activity deposits	$14,780.8	$53.1	1.44%	$13,272.6	$119.4	3.61%
Bank issued time deposits	8,887.1	89.9	4.07	8,685.5	107.1	4.94
Total bank issued deposits	23,667.9	143.0	2.43	21,958.1	226.5	4.14
Wholesale deposits	9,557.5	76.2	3.21	6,258.5	79.4	5.09
Total interest bearing deposits	33,225.4	219.2	2.65	28,216.6	305.9	4.35

Short-term borrowings	6,798.5	38.0	2.25	4,297.5	56.0	5.23
Long-term borrowings	9,638.6	109.8	4.58	11,941.8	150.3	5.05
Total interest bearing liabilities	$49,662.5	$367.0	2.97%	$44,455.9	$512.2	4.62%

Net interest margin (FTE)		$454.6	3.14%		$406.8	3.15%
Net interest spread (FTE)			2.71%			2.49%

(a)	Fully taxable equivalent (“FTE”) basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(b)	Based on average balances excluding fair value adjustments for available for sale securities.

Consolidated Yield and Cost Analysis

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
			Average			Average
	Average		Yield or	Average		Yield or
	Balance	Interest	Cost (b)	Balance	Interest	Cost (b)
Loans and leases: (a)
Commercial loans and leases	$15,256.2	$440.0	5.80%	$12,839.6	$483.9	7.60%
Commercial real estate loans	17,034.9	533.3	6.30	14,600.1	549.4	7.59
Residential real estate loans	10,386.1	321.4	6.22	9,275.8	335.8	7.30
Home equity loans and lines	4,752.6	155.4	6.58	4,258.9	159.1	7.53
Personal loans and leases	1,840.5	61.1	6.67	1,531.0	59.5	7.83
Total loans and leases	49,270.3	1,511.2	6.17	42,505.4	1,587.7	7.53

Loan to Metavante	-	-	-	982.0	21.6	4.43

Investment securities (b):
Taxable	6,608.8	149.2	4.54	6,166.4	155.7	5.04
Tax Exempt (a)	1,214.2	41.1	6.88	1,294.1	43.1	6.80
Total investment securities	7,823.0	190.3	4.90	7,460.5	198.8	5.34

Trading securities (a)	170.2	1.1	1.29	49.9	0.5	2.03
Other short-term investments	351.4	5.1	2.91	272.1	7.0	5.16
Total interest earning assets	$57,614.9	$1,707.7	5.96%	$51,269.9	$1,815.6	7.13%

Interest bearing deposits:
Bank issued deposits:
Bank issued interest bearing activity deposits	$14,866.0	$143.4	1.94%	$13,125.3	$235.3	3.62%
Bank issued time deposits	8,872.8	190.0	4.31	8,543.4	207.5	4.90
Total bank issued deposits	23,738.8	333.4	2.82	21,668.7	442.8	4.12
Wholesale deposits	8,923.6	158.6	3.57	6,314.5	159.5	5.09
Total interest bearing deposits	32,662.4	492.0	3.03	27,983.2	602.3	4.34

Short-term borrowings	6,607.0	91.6	2.79	4,273.0	110.9	5.23
Long-term borrowings	9,829.6	232.0	4.75	11,783.6	294.1	5.03
Total interest bearing liabilities	$49,099.0	$815.6	3.34%	$44,039.8	$1,007.3	4.61%

Net interest margin (FTE)		$892.1	3.11%		$808.3	3.18%
Net interest spread (FTE)			2.62%			2.52%

(a)	Fully taxable equivalent (“FTE”) basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(b)	Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin FTE decreased 1 basis point from 3.15% in the second quarter of 2007 to 3.14% in the second quarter of 2008.  For the six months ended June 30, 2008, the net interest margin FTE was 3.11% compared to 3.18% for the six months ended June 30, 2007, a decrease of 7 basis points. The Corporation continued to experience loan growth that exceeded its ability to generate lower cost bank-issued deposits and the movement of new and existing deposits into higher cost products.  In addition, the cash acquisition of First Indiana, share repurchases and the increase in nonaccrual loans reduced net interest income and were additional sources of contraction to the net interest margin.

Net interest income and the net interest margin percentage can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation’s markets, prepayment activity, future interest rate changes, levels of nonaccrual loans and various other factors. Management continues to believe that margin contraction is more likely than margin expansion.  As a result, the net interest margin FTE as a percent of average earning assets could continue to exhibit downward pressure in the near term.

PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY

The following tables present comparative consolidated credit quality information as of June 30, 2008 and the prior four quarters:

Nonperforming Assets
($000’s)

	2008		2007
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual	$1,006,757	$774,137	$686,888	$445,750	$373,387
Renegotiated	16,523	97	224,398	107	113
Past due 90 days or more	17,676	12,784	13,907	7,736	10,463
Total nonperforming loans and leases	1,040,956	787,018	925,193	453,593	383,963
Other real estate owned	207,102	177,806	115,074	77,350	24,462
Total nonperforming assets	$1,248,058	$964,824	$1,040,267	$530,943	$408,425
Allowance for loan and lease losses	$1,028,809	$543,539	$496,191	$452,697	$431,012

Consolidated Statistics

	2008		2007
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Net charge-offs to average loans and leases annualized	3.23%	1.08%	1.67%	0.23%	0.22%
Total nonperforming loans and leases to total loans and leases	2.07	1.60	2.00	1.01	0.89
Total nonperforming assets to total loans and leases and other real estate owned	2.47	1.95	2.24	1.18	0.94
Allowance for loan and lease losses to total loans and leases	2.05	1.10	1.07	1.01	1.00
Allowance for loan and lease losses to total nonperforming loans and leases	99	69	54	100	112

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

Generally, loans that are 90 days or more past due as to interest or principal are placed on nonaccrual.  Exceptions to these rules are generally only for loans fully collateralized by readily marketable securities or other relatively risk free collateral and certain personal loans.  In addition, a loan may be placed on nonaccrual when management makes a determination that the facts and circumstances warrant such classification irrespective of the current payment status.  At June 30, 2008, approximately $207.6 million or 19.9% of the Corporation’s total nonperforming loans and leases were less than 30 days past due. In addition, approximately $138.3 million or 13.3% of the Corporation’s total nonperforming loans and leases were greater than 30 days past due but less than 90 days past due at June 30, 2008.  In total, approximately $345.9 million or 33.2% of the Corporation’s total nonperforming loans and leases were less than 90 days past due at June 30, 2008.

At June 30, 2008, nonperforming loans and leases amounted to $1,041.0 million or 2.07% of consolidated loans and leases compared to $787.0 million or 1.60% of consolidated loans and leases at March 31, 2008 and $384.0 million or 0.89% of consolidated loans and leases at June 30, 2007.

Nonperforming loans and leases at June 30, 2008 increased by $254.0 million compared to March 31, 2008. The Corporation sold $78.1 million of nonaccrual real estate loans during the second quarter of 2008 and sold $108.5 million of nonaccrual real estate loans during the first quarter of 2008.  Nonperforming loans associated with the January 2, 2008 acquisition of First Indiana amounted to $23.1 million at June 30, 2008 compared to $22.5 million at March 31, 2008.

Troubled-debt restructured loans, which the Corporation refers to as “renegotiated,” amounted to $16.5 million at June 30, 2008 compared to $0.1 million at March 31, 2008. The Corporation recognizes that presently consumers are far more leveraged and in a very difficult position with high fuel and food prices intersecting with falling home values. In order to avoid foreclosure in the future, the Corporation has begun to restructure loan terms for certain qualified borrowers  that have demonstrated the ability to make the restructured payments for a specified period of time. The Corporation expects the restructuring of loan terms will continue and the balance of renegotiated loans will increase in future quarters.  As previously reported, during the first quarter of 2008, the renegotiated portion of the Franklin Credit Management Corp. (“Franklin”) loan, which was $224.3 million at December 31, 2007, was reclassified to performing status.  Franklin continues to be in compliance with the restructured terms. Since December 31, 2007 the Corporation’s exposure to Franklin has been reduced by $54.0 million as of June 30, 2008.

The following table shows the Corporation’s nonperforming loans and leases by type of loan or lease at June 30, 2008 and March 31, 2008.

Major Categories of Nonperforming Loans & Leases
($ in millions)

	June 30, 2008				March 31, 2008
		Percent	Non-	% Non-		Percent	Non-	% Non-
	Total	of Total	Perform-	Perform-	Total	of Total	Perform-	Perform-
	Loans	Loans	ing Loans	ing to	Loans	Loans	ing Loans	ing to
	&	&	&	Loan &	&	&	&	Loan &
	Leases	Leases	Leases	Lease Type	Leases	Leases	Leases	Lease Type
Commercial loans & leases	$15,842	31.5%	$77.7	0.49%	$15,414	31.3%	$54.2	0.35%

Commercial real estate
Commercial land and construction	5,355	10.7	190.9	3.56	5,384	10.8	164.0	3.05
Other commercial real estate	11,891	23.7	109.1	0.92	11,573	23.5	94.6	0.82
Total commercial real estate	17,246	34.4	300.0	1.74	16,957	34.3	258.6	1.52

Residential real estate
1 - 4 family	5,632	11.2	120.6	2.14	5,358	10.9	83.1	1.55
Construction by individuals	1,013	2.0	44.7	4.41	995	2.0	22.2	2.23
Residential land and construction by developers	3,601	7.2	425.0	11.80	3,989	8.1	306.1	7.67
Total residential real estate	10,246	20.4	590.3	5.76	10,342	21.0	411.4	3.98

Consumer loans & leases
Home equity loans and lines of credit	4,992	9.9	55.6	1.11	4,722	9.6	52.1	1.10
Other consumer loans and leases	1,907	3.8	17.4	0.91	1,865	3.8	10.7	0.57
Total consumer loans & leases	6,899	13.7	73.0	1.06	6,587	13.4	62.8	0.95

Total loans & leases	$50,233	100.0%	$1,041.0	2.07%	$49,300	100.0%	$787.0	1.60%

Nonperforming commercial loans and leases amounted to $77.7 million at June 30, 2008 compared to $54.2 million at March 31, 2008, an increase of $23.5 million. Despite the increase, the levels of nonperforming commercial loans and leases have remained relatively stable since December 31, 2007, excluding the Franklin loan. The Corporation does not currently believe the increase is indicative of a trend.

The national residential real estate markets continued to show signs of stress and deterioration during the second quarter and first half of 2008.  Consistent with recent quarters, nonperforming real estate loans were the primary source of the Corporation’s nonperforming loans and leases and represented 85.5% of total nonperforming loans and leases at June 30, 2008.  Nonperforming real estate loans amounted to $890.3 million at June 30, 2008 compared to $670.0 million at March 31, 2008, an increase of $220.3 million or 32.9%. Nonperforming loans associated with construction and development loans, amounted to $660.6 million at June 30, 2008 compared to $492.3 million at March 31, 2008, an increase of $168.3 million or 34.2%, which is net of the nonaccrual construction and development loans that were sold during the second quarter of 2008.  Nonperforming construction and development loans represented 74.2% of the Corporation’s nonperforming real estate loans and 63.5% of the Corporation’s total nonperforming loans and leases at June 30, 2008.

Nonperforming 1-4 family residential real estate loans increased $37.5 million or 45.1% compared to March 31, 2008 and amounted to $120.6 million or 2.14% of total 1-4 family residential real estate loans at June 30, 2008. Increased economic stress on consumers has resulted in further deterioration in these loans, especially in Arizona and Florida, which contributed $33.1 million or 88.3% of the increase in nonperforming 1-4 family residential real estate loans at June 30, 2008 compared to March 31, 2008.

Nonperforming consumer loans and leases amounted to $73.0 million at June 30, 2008 compared to $62.8 million at March 31, 2008, an increase of $10.2 million or 16.2%. The levels (percent of nonperforming loans and leases to loans and leases outstanding) of nonperforming home equity loans and lines of credit which represent the majority of consumer loans and leases have remained relatively stable since December 31, 2007.

The following table presents a geographical summary of nonperforming loans and leases at June 30, 2008 and March 31, 2008.

Geographical Summary of Nonperforming Loans & Leases
($ in millions)

	June 30, 2008				March 31, 2008
		Percent	Non-	% Non-		Percent	Non-	% Non-
	Total	of Total	Perform-	Perform-	Total	of Total	Perform-	Perform-
	Loans	Loans	ing Loans	ing to	Loans	Loans	ing Loans	ing to
	&	&	&	Loan &	&	&	&	Loan &
Geographical Summary	Leases	Leases	Leases	Lease Type	Leases	Leases	Leases	Lease Type
Wisconsin	$18,189	36.2%	$129.0	0.71%	$17,751	36.0%	$100.7	0.57%
Arizona	7,867	15.7	383.2	4.87	7,881	16.0	266.6	3.38
Minnesota	5,299	10.5	92.5	1.75	5,172	10.5	56.2	1.09
Missouri	3,445	6.9	31.5	0.91	3,378	6.8	24.5	0.73
Florida	3,016	6.0	150.0	4.97	3,013	6.1	130.1	4.32
Kansas & Oklahoma	1,328	2.6	33.7	2.54	1,330	2.7	22.9	1.72
Indiana	1,517	3.0	22.4	1.48	1,418	2.9	20.9	1.47
Others	9,572	19.1	198.7	2.08	9,357	19.0	165.1	1.77
Total	$50,233	100.0%	$1,041.0	2.07%	$49,300	100.0%	$787.0	1.60%

The housing-related stress continues to exist in both core and acquired loans.  At June 30, 2008, nonperforming loans in Arizona and Florida (predominantly the west coast of Florida) amounted to $533.2 million, which was 51.2 % of total consolidated nonperforming loans and leases at June 30, 2008.  Approximately $408.2 million or 76.6% of nonperforming loans in Arizona and Florida at June 30, 2008 were construction and development loans.

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans and amounted to $207.1 million at June 30, 2008, compared to $177.8 million at March 31, 2008. At June 30, 2008, properties acquired in partial or total satisfaction of problem loans consisted of construction and development of $165.9 million, 1-4 family residential real estate of $31.0 million and commercial real estate of $10.2 million.  Since March 31, 2008, construction and development properties increased $30.9 million, commercial real estate properties decreased $6.5 million and 1-4 family residential real estate properties increased $4.9 million.  As a result of the soft real estate market and the increased possibility of foreclosures due to the elevated levels of nonperforming loans, management expects that OREO will continue to increase throughout the remainder of 2008.

Reconciliation of Allowance for Loan and Lease Losses
($000’s)

	2008		2007
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Beginning balance	$543,539	$496,191	$452,697	$431,012	$423,084

Provision for loan and lease losses	885,981	146,321	235,060	41,526	26,026

Allowance of banks and loans acquired	-	32,110	-	6,200	5,513

Loans and leases charged-off
Commercial	39,892	4,464	58,535	4,612	15,433
Real estate	362,625	123,815	130,384	19,143	7,789
Personal	5,643	6,872	4,859	6,102	4,473
Leases	659	678	889	361	464
Total charge-offs	408,819	135,829	194,667	30,218	28,159

Recoveries on loans and leases
Commercial	2,295	875	1,336	1,902	1,764
Real estate	4,269	2,280	434	884	1,070
Personal	1,172	1,167	978	938	1,095
Leases	372	424	353	453	619
Total recoveries	8,108	4,746	3,101	4,177	4,548
Net loans and leases charged-off	400,711	131,083	191,566	26,041	23,611
Ending balance	$1,028,809	$543,539	$496,191	$452,697	$431,012

Net charge-offs amounted to $400.7 million or 3.23% of average loans and leases in the second quarter of 2008 compared to $131.1 million or 1.08% of average loans and leases in the first quarter of 2008 and $23.6 million or 0.22% of average loans and leases in the second quarter of 2007.  For the six months ended June 30, 2008, net charge-offs amounted to $531.8 million or 2.17% of average loans and leases compared to $38.3 million or 0.18% of average loans and leases for the six months ended June 30, 2007.

Consistent with the first quarter of 2008, net charge-offs in the second quarter of 2008 were concentrated in three areas which the Corporation refers to as business channels.  Net charge-offs for the Arizona business channel amounted to $132.1 million, net charge-offs for the west coast of Florida business channel amounted to $67.1 million and net charge-offs for the correspondent banking business channel amounted to $85.5 million.  Included in net charge-offs were the net charge-offs related to the loans that were sold during the second quarter of 2008.

Net charge-offs of real estate loans amounted to $358.4 million or 89.4% of total net charge-offs in the second quarter of 2008.  For the six months ended June 30, 2008, net charge-offs of real estate loans amounted to $479.9 million or 90.2% of net charge-offs in the first half of 2008.  For the three and six months ended June 30, 2008, approximately $330.8 million and $435.7 million, respectively, of the real estate loan net charge-offs were construction and development loan net charge-offs.

The provision for loan and lease losses amounted to $886.0 million in the second quarter of 2008.  By comparison, the provision for loan and lease losses amounted to $146.3 million in the first quarter of 2008 and $26.0 million in the second quarter of 2007.  For the six months ended June 30, 2008, the provision for loan and lease losses amounted to $1,032.3 million compared to $43.2 million for the six months ended June 30, 2007.  The provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.  At June 30, 2008 the allowance for loan and lease losses amounted to $1,028.8 million compared to $431.0 million at June 30, 2007, an increase of $597.8 million.  The ratio of the allowance for loan and lease losses to total loans and leases was 2.05% at June 30, 2008 compared to 1.10% at March 31, 2008 and 1.00% at June 30, 2007. The increase in the allowance for loan and leases at June 30, 2008 reflects the increase in new nonperforming loans, elevated net charge-offs and decline in collateral values underlying real estate loans.

As previously discussed, real estate related loans and more particularly construction and development real estate loans that are primarily concentrated in the west coast of Florida and Arizona have been the primary contributors to the increase in nonperforming loans and leases and net charge-offs in recent quarters.  Real estate related loans made up the majority of the Corporation’s nonperforming loans and leases at June 30, 2008.  Historically, the Corporation’s loss experience with real estate loans has been relatively low due to the sufficiency of the underlying real estate collateral.  In a stressed real estate market such as currently exists, the value of the collateral securing the loan has become one of the most important factors in determining the amount of loss incurred and the appropriate amount of allowance for loan and lease losses to record at the measurement date.  The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote.  However, in many cases, declining real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loan which has required significant additional charge-offs. Declining collateral values have significantly contributed to the elevated levels of net charge-offs and the increase in the provision for loan and lease losses that the Corporation experienced in the second quarter of 2008 and has experienced to a lesser extent in recent quarters.

The Corporation estimates that the amount of cumulative charge-offs recorded on its nonperforming loans was approximately $386.0 million or 27.1% of the unpaid principal balance of its nonperforming loans outstanding at June 30, 2008.  These charge-offs have reduced the carrying value of these nonperforming loans and leases to an amount that is estimated to be collectible with no further allowance required at the measurement date.

On an ongoing basis, the Corporation re-assesses the timeliness and propriety of appraisals for collateral dependent loans and has increased the frequency of obtaining indications of collateral values in current higher risk segments within its real estate portfolio such as the volatile real estate markets in the west coast of Florida and Arizona. In addition, the Corporation uses a variety of sources such as recent sales of loans and sales of OREO to validate the collateral values used to determine the amount of loss exposure at the measurement date.

Management expects the prevailing economic and national housing market condition will continue through the remainder of 2008 and well into 2009. The level of net charge-offs and the recorded allowance for loan and lease losses are based on management’s best estimate of the losses incurred at the measurement date.  Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated. For the remainder of 2008, management expects the quarterly provision for loan and lease losses will be significantly less than the provision for loan and lease losses reported for the three months ended June 30, 2008. However, management also expects the provision for loan and lease losses will continue to be higher than its pre-2007 historical experience prior to the crisis in the national residential real estate markets. Rapidly changing collateral values, general economic conditions and numerous other factors continue to create volatility in the housing markets and have increased the possibility that additional losses may have to be recognized with respect to the Corporation’s current nonperforming assets.  In addition, further deterioration in the national housing markets could result in an increase in the amount of nonperforming assets and losses reported in future quarters.

The Corporation will continue to proactively manage its problem loans and nonperforming assets and be aggressive to isolate, identify and assess its underlying loan and lease portfolio credit quality.  The Corporation believes that its risk at the individual loan level remains manageable and has developed and continues to develop strategies, such as selective sales of nonperforming loans and restructuring loans to qualified borrowers, to mitigate its loss exposure.  Construction and development loans tend to be more complex and may take more time to attain a satisfactory resolution.  Depending on the facts and circumstances, acquiring real estate collateral in partial or total satisfaction of problem loans may continue to be the best course of action to take in order to mitigate the Corporation’s exposure to loss.

OTHER INCOME

Total other income in the second quarter of 2008 amounted to $187.0 million compared to $186.6 million in the same period last year. The increase in other income was primarily due to growth in wealth management services revenue, service charges on deposits and life insurance revenue. That growth was offset by lower net investment securities gains that amounted to $0.5 million in the second quarter of 2008 compared to $19.5 million in the second quarter of 2007. Excluding net investment securities gains, total other income in the second quarter of 2008 amounted to $186.5 million compared to $167.1 million in the second quarter of 2007, an increase of  $19.4 million or 11.6%.

For the six months ended June 30, 2008, total other income amounted to $398.2 million compared to $342.1 million in the same period last year, an increase of $56.1 million or 16.4%. The increase in other income was primarily due to growth in wealth management services revenue, service charges on deposits and life insurance revenue. Total other income in the first six months of  2008 and 2007 was affected by net investment securities gains that amounted to $26.2 million for the six months ended June 30, 2008 compared to $21.0 million for the six months ended June 30, 2007. Excluding net investment securities gains, total other income in the six months ended June 30, 2008 amounted to $372.0 million compared to $321.1 million in the six months ended June 30, 2007, an increase of $50.9 million or 15.9%.

Wealth management revenue amounted to $74.8 million in the second quarter of 2008 compared to $65.6 million in the second quarter of 2007, an increase of $9.2 million or 14.0%.  For the six months ended June 30, 2008, wealth management revenue amounted to $146.6 million compared to $126.3 million for the six months ended June 30, 2007, an increase of $20.3 million or 16.1%. Approximately $0.4 million of the wealth management revenue growth in the second quarter of 2008 compared to the second quarter of 2007 and $2.0 million of the wealth management revenue growth in the first half of 2008 compared to the first half of 2007 was attributable to the acquisition. Assets under management were approximately $25.4 billion at June 30, 2008 compared to $25.7 billion at December 31, 2007, and approximately $24.6 billion at June 30, 2007.  Assets under administration were approximately $106.4 billion at June 30, 2008 compared to $105.7 billion at December 31, 2007, and approximately $103.8 billion at June 30, 2007.  Despite the downturn in the equity markets, the Corporation continued to attract assets for management and administration through increased sales in regional wealth management offices and the institutional trust business. Revenue growth was also experienced in securities lending and the operations outsourcing services.  Management expects wealth management revenue to show high single-digit to low double-digit annual percentage growth rates in 2008.  Wealth management revenue is affected by market volatility and direction which could cause wealth management revenue in 2008 to differ from the revenue expected by management.

Service charges on deposits amounted to $37.9 million in the second quarter of 2008 compared to $30.1 million in the second quarter of 2007, an increase of $7.8 million or 25.9%.  For the six months ended June 30, 2008, service charges on deposits amounted to $73.6 million compared to $57.8 million for the six months ended June 30, 2007, an increase of $15.8 million or 27.4%.  The banking acquisitions contributed $4.3 million and $8.7 million of the growth in service charges on deposits for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively.  A portion of this source of fee income is sensitive to changes in interest rates.  In a declining rate environment, customers that pay for services by maintaining eligible deposit balances receive a lower earnings credit that results in higher fee income.  Excluding the effect of the banking acquisitions, higher service charges on deposits associated with commercial demand deposits accounted for the majority of the increase in revenue in the second quarter and first half of 2008 compared to the second quarter and first half of 2007.

Total mortgage banking revenue was $6.6 million in the second quarter of 2008 compared to $12.0 million in the second quarter of 2007, a decrease of $5.4 million.  For the six months ended June 30, 2008, total mortgage banking revenue was $16.0 million compared to $22.1 million in the six months ended June 30, 2007, a decrease of $6.1 million.  For the three and six months ended June 30, 2008, the Corporation sold $0.4 billion and $0.9 billion, respectively, of residential mortgage and home equity loans in the secondary market.  For the three and six months ended June 30, 2007, the Corporation sold $0.6 billion and $1.2 billion, respectively, of residential mortgage and home equity loans in the secondary market.

Net investment securities gains amounted to $0.5 million in the second quarter of 2008 compared to $19.5 million in the second quarter of 2007.  For the six months ended June 30, 2008, net investment securities gains amounted to $26.2 million compared to $21.0 million in the six months ended June 30, 2007.  During the first quarter of 2008, in conjunction with its IPO, Visa redeemed 38.7% of the Class B Visa common stock owned by the Corporation.  The gain from the redemption amounted to $26.9 million. During the second quarter of 2007, the Corporation sold its investment in MasterCard Class B common shares and realized a gain of $19.0 million. The Corporation sold its investment in order to monetize the significant appreciation in the market price of the common stock of MasterCard since its initial public offering.

Life insurance revenue amounted to $12.0 million for the three months ended June 30, 2008 compared to $8.0 million for the three months ended June 30, 2007, an increase of $4.0 million or 49.7%.  For the six months ended June 30, 2008, life insurance revenue amounted to $24.4 million compared to $15.5 million for the six months ended June 30, 2007, an increase of $8.9 million or 57.0%.  During the second half of 2007, the Corporation purchased $286.6 million of additional bank-owned life insurance.  That purchase along with bank-owned life insurance acquired in the banking acquisitions were the primary contributors to the increase in life insurance revenue in the second quarter and first half of 2008 compared to the second quarter and first half of 2007.

Other income in the second quarter of 2008 amounted to $55.3 million compared to $51.5 million in the second quarter of 2007, an increase of $3.8 million or 7.5%.  For the six months ended June 30, 2008, other income amounted to $111.5 million compared to $99.4 million for the six months ended June 30, 2007, an increase of $12.1 million or 12.2%. A final settlement for the three branches in Tulsa, Oklahoma that were sold in the fourth quarter of 2007 resulted in additional gain of $2.4 million during the first quarter of 2008.  Increased fees and income from the banking acquisitions as well as organic growth in a variety of sources of fees and income, especially trading income and card-related fees also contributed to the growth in other income in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007.

OTHER EXPENSE

Total other expense for the three months ended June 30, 2008 amounted to $380.4 million compared to $294.3 million for the three months ended June 30, 2007, an increase of $86.1 million or 29.2%.  For the six months ended June 30, 2008, total other expense amounted to $696.2 million compared to $575.4 million for the six months ended June 30, 2007, an increase of $120.8 million or 21.0%.

Total other expense for the three and six months ended June 30, 2008 included the operating expenses associated with the banking acquisitions in 2008 and 2007 and the 2007 wealth management acquisition.  The operating expenses of the acquired entities have been included in the Corporation’s consolidated operating expenses from the dates the transactions were completed, which had an impact on the period to period comparability of operating expenses in 2008 compared to 2007.  Approximately $13.6 million of the operating expense growth in the second quarter of 2008 compared to the second quarter of 2007 and $34.2 million of the operating expense growth in the first half of 2008 compared to the first half of 2007 were attributable to the acquisitions.

Total other expense for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 included increased credit and collection related expenses, increased expenses associated with the acquisition, valuation and holding of OREO properties and increased provisions for loss exposures associated with unfunded loan commitments and other credit related liabilities. Approximately $43.7 million of the operating expense growth in the second quarter of 2008 compared to the second quarter of 2007 and $59.7 million of the operating expense growth in the first half of 2008 compared to the first half of 2007 were attributable to these items.

Total other expense for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 included residual write-downs of $4.8 million associated with direct financial leases of pick-up trucks and sport utility vehicles (“SUV”). The decline in fair value of pick-up trucks and SUVs reflects the impact of rising fuel costs.

During the first quarter of 2008, Visa established an escrow for certain litigation matters from the proceeds of its IPO.  As a result, the Corporation reversed part of its litigation accruals that were originally recorded due to the Corporation’s membership interests in Visa in an amount equal to its pro rata share of the funded escrow.  Included in total other expense for the six months ended June 30, 2008 is the reversal of $12.2 million related to the Visa litigation matters.

Total other expense for the six months ended June 30, 2007 included the loss of $9.5 million related to the call of the Corporation’s 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities that occurred in the first quarter of 2007.

The Corporation estimates that its expense growth in the three months ended June 30, 2008 compared to the three months ended June 30, 2007, excluding the items previously discussed was approximately $24.0 million or 8.4%.  The Corporation estimates that its expense growth in the six months ended June 30, 2008 compared to the six months ended June 30, 2007, excluding the items previously discussed was approximately $43.7 million or 7.9%.  This expense growth reflects in part increased expenses associated with updating certain internal systems and the continued expansion in markets outside of Wisconsin.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic.  The efficiency ratio is calculated by taking total other expense divided by the sum of total other income (including Capital Markets revenue but excluding investment securities gains or losses) and net interest income on a fully taxable equivalent basis.  The Corporation’s efficiency ratios for the three months ended June 30, 2008 and prior four quarters were:

Efficiency Ratios

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2008	2008	2007	2007	2007
Consolidated Corporation	59.3%	50.6%	71.2%	49.9%	51.3%

The Corporation estimates that the credit and collection related expenses, expenses associated with OREO properties, provisions for loss exposures associated with unfunded loan commitments and other credit related liabilities and the residual value write-downs on SUVs adversely impacted the Corporation’s efficiency ratio for the three months ended June 30, 2008  by 8.0%.

As previously discussed, total other expense for the three months ended March 31, 2008 included the reversal of $12.2 million related to the Visa litigation matters.  That reversal improved the Corporation’s efficiency ratio for the three months ended March 31, 2008 by 2.0%.

The efficiency ratio for the fourth quarter of 2007 was adversely affected by charitable contribution expenses, the original Visa litigation accrual and a debt termination loss and was positively impacted by gain from the divestiture of three bank branches. Those items adversely impacted the Corporation’s efficiency ratio for the three months ended December 31, 2007 by 17.5%.

Salaries and employee benefits expense amounted to $186.6 million in the second quarter of 2008 compared to $168.9 million in the second quarter of 2007, an increase of $17.7 million or 10.5%.  For the six months ended June 30, 2008, salaries and employee benefits expense amounted to $361.2 million compared to $319.1 million for the six months ended June 30, 2007, an increase of $42.1 million or 13.2%.  Salaries and employee benefits related to the acquisitions previously discussed, contributed approximately $6.7 million and $17.4 million to the expense growth in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively.

Net occupancy and equipment expense for three months ended June 30, 2008 amounted to $31.3 million, compared to $28.1 million for the three months ended June 30, 2007, an increase of $3.2 million or 11.1%.  For the six months ended June 30, 2008, net occupancy and equipment expense amounted to $62.5 million compared to $55.5 million for the six months ended June 30, 2007, an increase of $7.0 million or 12.5%.  Net occupancy and equipment expense related to the acquisitions contributed approximately $2.2 million and $5.0 million to the expense growth in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively.

Software and processing expenses amounted to $40.1 million in the second quarter of 2008 compared to $37.9 million in the second quarter of 2007, an increase of $2.2 million or 5.6%.  For the six months ended June 30, 2008, software and processing expenses amounted to $78.4 million compared to $74.8 million for the six months ended June 30, 2007, an increase of $3.6 million or 4.8%.  The acquisitions accounted for $0.5 million and $1.2 million of the expense growth for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively.

Supplies and printing expense and shipping and handling expense amounted to $11.6 million in the second quarter of 2008 compared to $10.9 million in the second quarter of 2007, an increase of $0.7 million or 6.1%.  For the six months ended June 30, 2008, supplies and printing expense and shipping and handling expense amounted to $23.3 million compared to $21.4 million in the first half of 2007, an increase of $1.9 million or 8.9%.  The acquisitions accounted for $0.2 million and $0.8 million of the expense growth for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively.

Professional services expense amounted to $18.2 million in the second quarter of 2008 compared to $9.3 million in the second quarter of 2007, an increase of $8.9 million or 95.6%. For the six months ended June 30, 2008, professional services expense amounted to $31.6 million compared to $17.5 million for the six months ended June 30, 2007, an increase of $14.1 million or 81.1%.  The acquisitions accounted for $0.4 million and $1.0 million of the expense growth for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively.  Increased legal fees and other professional fees associated with problem loans contributed approximately $3.2 million and $5.5 million to the increase in professional services expense in the second quarter and first half of 2008 compared to the second quarter and first half of 2007, respectively. Consulting fees associated with updating certain internal systems also contributed to the increase in professional services expense for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007.

Amortization of intangibles amounted to $6.0 million in the second quarter of 2008 compared to $5.2 million in the second quarter of 2007, an increase of $0.8 million.  For the six months ended June 30, 2008, amortization of intangibles amounted to $11.9 million compared to $9.7 million for the six months ended June 30, 2007, an increase of $2.2 million.  The increase in amortization associated with the acquisitions amounted to $1.8 million and $4.0 million for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively.  The increase was offset by lower amortization of core deposit intangibles from previous acquisitions, which are based on a declining balance method.

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) adopts an aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated (those units are referred to as Reporting Units).  A Reporting Unit is an operating segment as defined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or one level below an operating segment.

SFAS 142 provides guidance for impairment testing of goodwill and intangible assets that are not amortized.  Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a Reporting Unit.  The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.

Consistent with prior years, the Corporation has elected to perform its annual test for goodwill impairment as of June 30th. Other than goodwill, the Corporation did not have any other intangible assets that are not amortized at June 30, 2008. The stock prices of many financial services companies, including the Corporation, declined during the first half of 2008 as a result of the stress and deterioration in the national residential real estate markets.  The Corporation is in the process of completing the second step of the process for the Commercial and Community Banking segments in order to determine if there is any goodwill impairment.

The second step of  the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The allocation process is performed solely for purposes of testing goodwill for impairment.  Recognized assets and liabilities and previously unrecognized intangible assets are not adjusted or recognized as a result of that allocation process.

The Corporation believes that the stress and deterioration in the national residential real estate markets, liquidity stress and current economic conditions have depressed prices buyers and sellers are paying and receiving for bank-related assets.  As a result, the Corporation believes that the fair value allocated to assets, especially loans, will be less than their reported carrying values and does not expect that it will be required to recognize any goodwill impairment upon completion of the second step of the goodwill impairment test.

Losses on termination of debt amounted to $9.5 million for the six months ended June 30, 2007. During the first quarter of 2007, the Corporation called $200 million 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities. The loss was primarily due to the contractual call premium paid to extinguish the trust preferred securities.  During the second quarter of 2008, the Corporation called three different issuances of higher-cost junior subordinated deferrable interest debentures and the related trust preferred securities that had been assumed from previous banking acquisitions. The aggregate amount outstanding was $27.0 million and no gain or loss was recognized from these transactions.

OREO expenses amounted to $20.3 million in the second quarter of 2008 compared to $1.6 million in the second quarter of 2007, an increase of $18.7 million.  For the six months ended June 30, 2008, OREO expenses amounted to $35.2 million compared to $3.1 million for the six months ended June 30, 2007, an increase of $32.1 million. Approximately $4.3 million and $7.0 million of the increase for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007,  respectively reflects the costs of acquiring and holding the increased levels of foreclosed properties. Approximately $14.4 million and $25.1 million of the increase for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007,  respectively is due to valuation write-downs and losses on disposition which reflects both the increased levels of foreclosed properties and the rapid decline in real estate values during the first half of  2008. The Corporation expects higher levels of expenses associated with acquiring and holding foreclosed properties will continue in future quarters. Valuation write-downs and losses on disposition will depend on real estate market conditions.

Other expense amounted to $66.6 million in the second quarter of 2008 compared to $32.5 million in the second quarter of 2007, an increase of $34.1 million.  For the six months ended June 30, 2008, other expense amounted to $92.0 million compared to $64.8 million for the six months ended June 30, 2007, an increase of $27.2 million. The acquisitions accounted for $1.8 million and $4.8 million of the growth in other expense for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively. Total other expense for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 included residual write-downs of $4.8 million associated with direct financial leases of SUVs and pick-up trucks. The decline in fair value of SUVs and pick-up trucks reflects lower demand for these vehicles due to the impact of rising fuel costs. As previously discussed, other expense for the six months ended June 30, 2008 includes the reversal of $12.2 million related to the Visa litigation in the first quarter of 2008. Total other expense for each of the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 increased $22.2 million due to increased provisions for losses associated with unfunded loan commitments and other credit related liabilities.  Historically, the Corporation’s loss exposure with respect to these items has been relatively low. The credit evaluation of the customer, collateral requirements and the ability to access collateral is generally similar to that for loans. Many customers have been directly or indirectly affected by the stress and deterioration of the national residential real estate markets. For many of the same reasons previously discussed under the section entitled Provision for Loan and Lease Losses and Credit Quality in this Form 10-Q, these loss exposures have also increased, which is consistent with the Corporation’s recent experience with its loan credit exposures.

INCOME TAXES

The benefit for income taxes for the three months ended June 30, 2008 amounted to $238.0 million or 37.7% of the pre-tax loss. The provision for income taxes from continuing operations for the three months ended June 30, 2007 amounted to $87.1 million or 32.7% of pre-tax income from continuing operations. For the six months ended June 30, 2008, the benefit for income taxes amounted to $204.7 million or 45.3% of the pre-tax loss. For the six months ended June 30, 2007, the provision for income taxes from continuing operations amounted $170.1 million or 32.9% of pre-tax income from continuing operations.  As a result of the Internal Revenue Service’s (“IRS”) decision not to appeal a November 2007 US Tax Court ruling related to how the TEFRA (interest expense) disallowance should be calculated within a consolidated group and the position the IRS has taken in another related case, the Corporation recognized an additional income tax benefit related to years 1996-2007 of approximately $20.0 million for its similar issue during the first quarter of 2008.

 LIQUIDITY AND CAPITAL RESOURCES

Shareholders’ equity was $6.51 billion or 10.14% of total consolidated assets at June 30, 2008, compared to $7.03 billion or 11.75% of total consolidated assets at December 31, 2007, and $6.44 billion or 11.04% of total consolidated assets at June 30, 2007.

On April 22, 2008, the Corporation announced that its Board of Directors authorized an increase in the quarterly cash dividend paid on the Corporation’s common stock, from $0.31 per share to $0.32 per share, or  3.2%.

During the second quarter of 2008, the Corporation issued 160,758 shares of its common stock for $2.1 million to fund its obligation under its employee stock purchase plan (the “ESPP”). During the first quarter of 2008, the Corporation issued 110,172 shares of its common stock for $2.2 million to fund its obligation under the ESPP.

At June 30, 2008, common stock reserved for the granting of stock options and stock purchase rights were 9,710,606.

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

During the first quarter of 2007, the Corporation issued 403,508 shares of its common stock valued at $19.2 million to fund its 2006 obligations under its retirement and employee stock ownership plans.  Also during the first and second quarters of 2007, the Corporation issued 85,777 shares of its common stock for $3.4 million and 81,036 shares of its common stock for $3.3 million, respectively, to fund its obligation under the ESPP.

The Corporation has a Stock Repurchase Program under which up to 12 million shares of the Corporation’s common stock can be repurchased annually. The Corporation did not acquire any shares of  its common stock under the Stock Repurchase Program during the second quarter of 2008.  During the first quarter of 2008, the Corporation acquired 4,782,400 shares of its common stock in open market share repurchase transactions under the Stock Repurchase Program.  Total cash consideration amounted to $124.9 million.  After these repurchases, approximately 7,217,600 shares remain available under prior repurchase authorizations by the Corporation’s Board of Directors.  During the second quarter of 2007, the Corporation completed two accelerated share repurchase transactions under its authorized Stock Repurchase Program.  In the aggregate, the Corporation acquired 6,117,070 shares of its common stock in these transactions.  Total consideration in these transactions amounted to $297.3 million and consisted of cash of $294.7 million and common treasury stock valued at $2.6 million.  In conjunction with the first accelerated share repurchase transaction executed during the second quarter of 2007, the Corporation used 54,035 shares of its treasury common stock to share-settle the final settlement obligation.  There were no purchases under the program during the first quarter of 2007.

At June 30, 2008, the net loss in accumulated other comprehensive income amounted to $68.6 million, which represented a negative change in accumulated other comprehensive income of $14.9 million since December 31, 2007.  Net accumulated other comprehensive income associated with available for sale investment securities was a net loss of $31.0 million at June 30, 2008, compared to a net loss of $10.4 million at December 31, 2007, resulting in a net loss of $20.6 million over the six month period.  The net unrealized loss associated with the change in fair value of the Corporation’s derivative financial instruments designated as cash flow hedges decreased $6.4 million since December 31, 2007, resulting in a net increase to shareholders’ equity. The accumulated other comprehensive income which represents the amount required to adjust the Corporation’s postretirement health benefit liability to its funded status amounted to an unrealized gain of $2.8 million as of June 30, 2008.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

RISK-BASED CAPITAL RATIOS
($ in millions)

	June 30, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$4,501	7.87%	$5,448	10.22%
Tier 1 Capital Minimum Requirement	2,287	4.00	2,133	4.00
Excess	$2,214	3.87%	$3,315	6.22%

Total Capital	$6,783	11.86%	$7,505	14.07%
Total Capital Minimum Requirement	4,575	8.00	4,266	8.00
Excess	$2,208	3.86%	$3,239	6.07%

Risk-Adjusted Assets	$57,185		$53,325

LEVERAGE RATIOS
($ in millions)

	June 30, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$4,501	7.34%	$5,448	9.46%
Minimum Leverage Requirement	1,839 - 3,066	3.00 - 5.00	1,728 - 2,880	3.00 - 5.00
Excess	$2,662 - 1,435	4.34 - 2.34%	$3,720 - 2,568	6.46 - 4.46%

Adjusted Average Total Assets	$61,310		$57,613

As previously discussed, the tangible capital generated from the Separation together with non-credit operating trends have allowed the Corporation to prudently invest in the franchise and maintain a strong capital base in the current credit environment. The Corporation does not currently expect it will be required to decrease its dividend or raise additional dilutive capital in order to continue to maintain its strong capital base.

The Corporation manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation’s own cash requirements are met.  The Corporation maintains liquidity by obtaining funds from several sources.

The Corporation’s most readily available source of liquidity is its investment portfolio.  Investment securities available for sale, which totaled $7.4 billion at June 30, 2008, represent a highly accessible source of liquidity.  The Corporation’s portfolio of held-to-maturity investment securities, which totaled $0.3 billion at June 30, 2008, provides liquidity from maturities and amortization payments.  The Corporation’s loans held for sale provide additional liquidity.  These loans represent recently funded loans that are prepared for delivery to investors, which are generally sold within thirty to ninety days after the loan has been funded.

Depositors within the Corporation’s defined markets are another source of liquidity.  Core deposits (demand, savings, money market and consumer time deposits) averaged $23.6 billion in the second quarter of 2008.  The Corporation's banking affiliates may also access the federal funds markets, the Federal Reserve’s Term Auction Facility or utilize collateralized borrowings such as treasury demand notes or FHLB advances.

The Corporation’s banking affiliates may use wholesale deposits, which include foreign (Eurodollar) deposits.  Wholesale deposits, which averaged $9.6 billion in the second quarter of 2008, are funds in the form of deposits generated through distribution channels other than the Corporation’s own banking branches.  These deposits allow the Corporation’s banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional.  Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels.

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

The Corporation’s lead bank, M&I Bank, has implemented a global bank note program that permits it to issue and sell up to a maximum of US$13.0 billion aggregate principal amount (or the equivalent thereof in other currencies) at any one time outstanding of its senior global bank notes with maturities of seven days or more from their respective date of issue and subordinated global bank notes with maturities more than five years from their respective date of issue.  The notes may be fixed rate or floating rate and the exact terms will be specified in the applicable Pricing Supplement or the applicable Program Supplement.  This program is intended to enhance liquidity by enabling M&I Bank to sell its debt instruments in global markets in the future without the delays that would otherwise be incurred.  At June 30, 2008, approximately $10.3 billion of new debt could be issued under M&I Bank’s global bank note program.

Total bank notes outstanding at June 30, 2008, amounted to $4.6 billion of which $1.9 billion is subordinated.  A portion of the subordinated bank notes qualifies as supplementary capital for regulatory capital purposes.

The national capital markets represent a further source of liquidity to the Corporation.

During the second quarter of 2008, the Corporation filed a shelf registration statement with the Securities and Exchange Commission enabling the Corporation to issue up to 6.0 million shares of its common stock, which may be offered and issued from time to time in connection with acquisitions by the Corporation and/or other consolidated subsidiaries of the Corporation.  At June 30, 2008, the shelf registration statement had not yet been declared effective.

As a result of the Separation, on November 1, 2007, old Marshall & Ilsley Corporation (Accounting Predecessor to the Corporation) became M&I LLC and amounts remaining under the existing shelf registration statements were deregistered.  There will be no further issuances of debt by M&I LLC.

On November 6, 2007, Marshall & Ilsley Corporation filed a shelf registration statement pursuant to which the Corporation is authorized to raise up to $1.9 billion through sales of corporate debt and/or equity securities with a relatively short lead time.  During the first quarter of 2008, the Corporation issued $17.5 million of medium-term MiNotes under the shelf registration statement.  The MiNotes, issued in minimum denominations of one-thousand dollars or integral multiples of one-thousand dollars, may have maturities ranging from nine months to 30 years and may bear interest at fixed or floating rates.

The Corporation has a commercial paper program.  At June 30, 2008 commercial paper outstanding amounted to $0.6 billion.  At June 30, 2008 all of the commercial paper obligations of M&I LLC, which were issued prior to the Separation, had matured and there will be no further issuances of commercial paper by M&I LLC.

The Corporation and/or M&I Bank may repurchase or redeem its outstanding debt securities from time to time, including, without limitation, senior and subordinated global bank notes, medium-term corporate notes, MiNotes or junior subordinated deferrable interest debentures and the related trust preferred securities. Such repurchases or redemptions may be made in open market purchases, in privately negotiated transactions or otherwise for cash or other consideration.  Any such repurchases or redemptions will be made on an opportunistic basis as market conditions permit and are dependent on the Corporation’s liquidity needs, compliance with any contractual or indenture restrictions and regulatory requirements and other factors the Corporation deems relevant.

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

Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $6.0 billion at June 30, 2008.  Long-term borrowings amounted to $9.6 billion at June 30, 2008.  The scheduled maturities of long-term borrowings including estimated interest payments at June 30, 2008 were as follows:  $1.0 billion is due in less than one year; $4.5 billion is due in one to three years; $2.9 billion is due in three to five years; and $2.8 billion is due in more than five years.  On January 2, 2008, the Corporation completed the acquisition of First Indiana.  Stockholders of First Indiana received $32.00 in cash for each share of First Indiana common stock outstanding, or approximately $530.2 million. There have been no other substantive changes to the Corporation’s contractual obligations as reported in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

During the second quarter of 2008, the Corporation called $15 million in aggregate principal amount of its floating rate junior subordinated deferrable interest debentures and the related $10 million EBC Statutory Trust I trust preferred securities and $5 million EBC Statutory Trust II trust preferred securities.  Also during the second quarter of 2008, the Corporation called $12 million in principal amount of its junior subordinated deferrable interest debentures and the related cumulative preferred capital securities which were acquired in conjunction with the acquisition of First Indiana as previously discussed.

At June 30, 2008, there have been no other substantive changes with respect to the Corporation’s off-balance sheet activities as disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Corporation continues to believe that based on the off-balance sheet arrangements with which it is presently involved, such off-balance sheet arrangements neither have, nor are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

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

Specific Reserve.  The Corporation’s internal risk rating system is used to identify loans and leases that meet the criteria as being “impaired” under the definition in Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan.  A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  For impaired loans, impairment is measured using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral for collateral dependent loans and loans for which foreclosure is deemed to be probable.  In general, these loans have been internally identified as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns. For all troubled-debt restructured loans which the Corporation refers to as renegotiated and other loans subject to a minimum size, a quarterly review of these loans is performed to identify the specific reserve necessary to be allocated to each of these loans.  This analysis considers expected future cash flows, the value of collateral and also other factors that may impact the borrower’s ability to make payments when due.

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

The Corporation has not materially changed any aspect of its overall approach in the determination of the allowance for loan and lease losses.  However, on an on-going basis the Corporation continues to refine the methods and update the estimated loss factors used in determining management’s best estimate of the allowance for loan and lease losses.

The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at June 30, 2008:

The national residential real estate markets continued to show signs of stress and deterioration during the second quarter and first half of 2008.

At June 30, 2008, nonperforming loans and leases amounted to $1,041.0 million or 2.07% of consolidated loans and leases compared to $787.0 million or 1.60% of consolidated loans and leases at March 31, 2008, and $384.0 million or 0.89% of consolidated loans and leases at June 30, 2007.  Consistent with recent quarters, nonperforming real estate loans were the primary source of the Corporation’s nonperforming loans and leases and represented 85.5% of total nonperforming loans and leases at June 30, 2008.  Nonperforming real estate loans amounted to $890.3 million at June 30, 2008 compared to $670.0 million at March 31, 2008, an increase of $220.3 million or 32.9%.  Nonperforming loans associated with residential-related construction and development (commercial and residential) which the Corporation collectively refers to as construction and development loans amounted to $660.6 million at June 30, 2008 compared to $492.3 million at March 31, 2008, an increase of $168.3 million or 34.2% which is net of the nonaccrual real estate loans that were sold during the first quarter of 2008. Nonperforming 1-4 family residential real estate loans increased $37.5 million or 45.1% compared to March 31, 2008 and amounted to $120.6 million at June 30, 2008.

At June 30, 2008 total consolidated construction and development loans outstanding amounted to $10.0 billion. Approximately $4.1 billion or 40.9% of these loans are loans associated with Arizona, the west coast of Florida and correspondent banking business channels. Nonperforming construction and development loans represented 74.2% of the Corporation’s nonperforming real estate loans and 63.5% of the Corporation’s total nonperforming loans and leases at June 30, 2008.  Nonperforming construction and development loans associated with Arizona, the west coast of Florida and correspondent banking business channels represent 41.7% of the Corporation’s total consolidated nonperforming loans and leases at June 30, 2008.

Historically, the Corporation’s loss experience with real estate loans has been relatively low due to the sufficiency of the underlying real estate collateral.  In a stressed housing market such as currently exists, the value of the collateral securing the loan has become one of the most important factors in determining the amount of loss incurred and the appropriate amount of allowance for loan and lease losses to record at the measurement date.  The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote.  However, in many cases, declining real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loan which has required additional charge-offs contributing to the increase in the provision for loan and lease losses and the elevated levels of net charge-offs the Corporation has experienced in recent quarters.

On an ongoing basis, the Corporation re-assesses the timeliness and propriety of appraisals for collateral dependent loans and has increased the frequency of obtaining indications of collateral values in current higher risk segments within its real estate portfolio such as the volatile real estate markets in the west coast of Florida and Arizona. In addition, the Corporation uses a variety of sources such as recent sales of loans and sales of OREO to validate the collateral values used to determine the amount of loss exposure at the measurement date.

The Corporation estimates that the amount of cumulative charge-offs recorded on its nonperforming loans was approximately $386.0 million or 27.1% of the unpaid principal balance of its nonperforming loans outstanding at June 30, 2008.  These charge-offs have reduced the carrying value of these nonperforming loans and leases to an amount that is estimated to be collectible with no further allowance required at the measurement date.

The Corporation’s primary lending areas are Wisconsin, Arizona, Minnesota, Missouri, Florida and Indiana.  Recent acquisitions are in relatively new markets for the Corporation.  Included in these new markets is the Kansas City metropolitan area and Tampa, Sarasota, Bradenton and Orlando, Florida, and the Indianapolis and central Indiana market. Each of these regions and markets has cultural and environmental factors that are unique to it. Construction and development real estate loans that are primarily concentrated in the west coast of Florida and Arizona, have been the primary contributor to the increase in nonperforming loans and leases and net charge-offs in recent quarters.

At June 30, 2008, allowances for loan and lease losses continue to be carried for exposures to commercial construction loans, construction and development loans secured by vacant land, manufacturing, healthcare, production agriculture (including dairy and cropping operations), truck transportation, accommodation, general contracting and motor vehicle and parts dealers.  While most loans in these categories are still performing, the Corporation continues to believe these sectors present a higher than normal risk due to their financial and external characteristics.

Net charge-offs amounted to $400.7 million or 3.23% of average loans and leases in the second quarter of 2008 compared to $131.1 million or 1.08% of average loans and leases in the first quarter of 2008 and $23.6 million or 0.22% of average loans and leases in the second quarter of 2007.  For the six months ended June 30, 2008, net charge-offs amounted to $531.8 million or 2.17% of average loans and leases compared to $38.3 million or 0.18% of average loans and leases for the six months ended June 30, 2007. Net charge-offs of real estate loans amounted to $358.4 million or 89.4% of total net charge-offs in the second quarter of 2008.  For the six months ended June 30, 2008, net charge-offs of real estate loans amounted to $479.9 million or 90.2% of net charge-offs in the first half of 2008.  For the three and six months ended June 30, 2008, approximately $330.8 million and $435.7 million, respectively, of the real estate loan net charge-offs were construction and development loan net charge-offs. Included in net charge-offs were the net charge-offs related to the loans that were sold during the first and second quarters of 2008.

Based on the above loss estimates  management determined its best estimate of the required allowance for loans and leases.  Management’s evaluation of the factors described above, which included without limitation the amount of new nonperforming loans, elevated net charge-offs and the decline in collateral values underlying real estate loans, resulted in an allowance for loan and lease losses of $1,028.8 million or 2.05% of loans and leases outstanding at June 30, 2008.  The allowance for loan and lease losses was $543.5 million or 1.10% of loans and leases outstanding at March 31, 2008 and $431.0 million or 1.00% of loans and leases outstanding at June 30, 2007. Consistent with the credit quality trends noted above, the provision for loan and lease losses was $886.0 million for the three months ended June 30, 2008 and $1,032.3 million for the six months ended June 30, 2008.  By comparison, the provision for loan and lease losses amounted to $26.0 million for the three months ended June 30, 2007 and $43.2 million for the six months ended June 30, 2007.  The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.  Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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

As a result of the Internal Revenue Service’s  decision not to appeal a November 2007 US Tax Court ruling related to how the TEFRA (interest expense) disallowance should be calculated within a consolidated group and the position the IRS has taken in another related case, the Corporation recognized an additional income tax benefit related to years 1996-2007 of approximately $20.0 million for its similar issue during the first quarter of 2008.

The Corporation anticipates it is reasonably possible within 12 months of June 30, 2008, that unrecognized tax benefits up to approximately $20 million could be realized.  The realization would principally result from settlement with taxing authorities over one issue.  That issue relates to the tax benefits associated with a 2002 stock issuance.

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

This information is incorporated into a model that allows the projection of future income levels in several different interest rate environments.  Earnings at risk are calculated by modeling income in an environment where rates remain constant, and comparing this result to income in a different rate environment, and then dividing this difference by the Corporation’s budgeted operating income before taxes for the calendar year.  Since future interest rate moves are difficult to predict, the following table presents two potential scenarios — a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of June 30, 2008:

Hypothetical Change in Interest Rates	Impact to 2008 Pretax Income
100 basis point gradual rise in rates	0.7%
100 basis point gradual decline in rates	(1.2	) %

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

Equity Risk

In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk.  The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones.  These investments expose the Corporation to the change in equity values for the portfolio companies.  However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs.  At June 30, 2008, the carrying value of total active capital markets investments amounted to approximately $58.2 million.

At June 30, 2008, M&I Wealth Management administered $106.4 billion in assets and directly managed $25.4 billion in assets.  Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances.  Quantification of this exposure is difficult due to the number of other variables affecting fee income.  Interest rate changes can also have an effect on fee income for the above-stated reasons.

ITEM 4. CONTROLS AND PROCEDURES

The Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Corporation carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer conclude that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report for the purposes for which they are designed.

There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

The risk factors set forth below represent material additions to the Risk Factors set forth in Item 1A. to Part 1 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

A failure by the Corporation to maintain required levels of capital could have a material adverse effect on the Corporation.

Banking regulations require the Corporation to maintain adequate levels of capital, in order to support its operations and fund outstanding liabilities.  Furthermore, each of the Corporation’s subsidiary banks is required to maintain specific capital levels.  If any of the subsidiary banks fails to maintain the required capital levels, the subsidiary banks could be subject to various sanctions by federal regulators that could adversely impact the Corporation.  Such sanctions could potentially include, without limitation, the termination of deposit insurance by the Federal Deposit Insurance Corporation, limitations on the subsidiary banks’ ability to pay dividends to the Corporation and the issuance of a capital directive by a federal regulatory authority requiring an increase in capital.

The Corporation’s ability and the ability of its subsidiary banks to raise additional capital, if needed, may be impaired by changes and trends in the capital markets that are outside the Corporation’s control.  Accordingly, there can be no assurance that the Corporation or its subsidiary banks will be able to raise additional capital, if needed on terms acceptable to the Corporation or its subsidiary banks.

Changes in the Corporation’s credit ratings could adversely affect the Corporation’s liquidity and financial condition.

The credit ratings of the Corporation and its subsidiaries are important factors in the Corporation’s ability to access certain types of liquidity.  A downgrade in the credit ratings of the Corporation or any of its subsidiaries could potentially increase the cost of debt, limit the Corporation’s access to capital markets, require the Corporation to post collateral, or negatively impact the Corporation’s profitability.  Furthermore, a downgrade of the credit rating of securities issued by the Corporation or its subsidiaries could adversely affect the ability of the holders to sell those securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reflects the purchases of Marshall & Ilsley Corporation stock for the specified period:

			Total Number of
			Shares Purchased as	Maximum Number of
		Average	Part of Publicly	Shares that May Yet
	Total Number of	Price Paid	Announced Plans or	Be Purchased Under
Period	Shares Purchased (1)	per Share	Programs	the Plans or Programs
April 1 to April 30, 2008	124,924	$24.02	-	7,217,600
May 1 to May 31, 2008	16,818	22.65	-	7,217,600
June 1 to June 30, 2008	4,959	24.72	-	7,217,600
Total	146,701	$23.89	-

(1)	Includes shares purchased by rabbi trusts pursuant to nonqualified deferred compensation plans.

The Corporation’s Share Repurchase Program was publicly reconfirmed in April 2007 and again in April 2008.  The Share Repurchase Program authorizes the purchase of up to 12 million shares annually and renews each year at that level unless changed or terminated by subsequent Board action.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Corporation held its Annual Meeting of Shareholders on April 22, 2008.

(b)	Votes cast for the election of 11 directors to serve until the 2009 Annual Meeting of Shareholders are as follows:

Director	For	Withheld
Andrew N. Baur	203,529,036	11,883,551
Jon F. Chait	205,175,892	10,236,695
John W. Daniels, Jr.	150,965,885	64,446,702
Dennis J. Kuester	204,854,616	10,557,971
David J. Lubar	205,422,884	9,989,703
John A. Mellowes	206,223,715	9,188,872
San W. Orr, Jr.	205,584,387	9,828,200
Robert J. O'Toole	206,446,858	8,965,729
John S. Shiely	206,662,735	8,749,852
Debra S. Waller	206,598,868	8,813,719
George E. Wardeberg	206,311,306	9,101,281

The continuing directors of the Corporation are as follows:

Mark F. Furlong
Ted D. Kellner
Katharine C. Lyall
Peter M. Platten, III
James B. Wigdale

(c)	Votes cast to approve the Corporation’s Amended and Restated 1994 Long-Term Incentive Plan are as follows:

For	Against	Abstentions
195,348,127	16,104,387	3,960,073

Votes cast for the ratification of the appointment of Deloitte & Touche LLP to audit the financial statements of the Corporation for the fiscal year ending December 31, 2008 are as follows:

	For	Against	Abstentions
Ratification of Auditors	210,964,906	2,163,860	2,283,821

Votes cast for the shareholder proposal to request the Corporation’s Board of Directors to initiate a process to amend the Corporation’s articles of incorporation to provide for majority election of directors in non-contested elections are as follows:

For	Against	Abstentions	Not Voted
64,184,880	111,127,843	4,741,275	35,358,589

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

August 11, 2008

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