Form 10-Q
period 2008-09-30
MARSHALL & ILSLEY CORP
filed 2008-11-10
CIK 1399315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 31, 2008
Common Stock, $1.00 Par Value	260,298,330

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
($000's except share data)
	September 30,	December 31,	September 30,
	2008	2007	2007
Assets
Cash and cash equivalents:
Cash and due from banks	$982,132	$1,368,919	$1,033,922
Federal funds sold and security resale agreements	68,623	379,012	214,211
Money market funds	59,938	74,581	121,954
Total cash and cash equivalents	1,110,693	1,822,512	1,370,087

Interest bearing deposits at other banks	8,727	8,309	380,647
Trading assets, at fair value	162,767	124,607	48,194

Investment securities:
Available for sale, at fair value	7,131,346	7,442,889	6,784,174
Held to maturity, fair value $256,463 ($383,190 December 31, 2007 and $402,630 September 30, 2007)	251,902	374,861	394,434
Total investment securities	7,383,248	7,817,750	7,178,608

Loan to Metavante	-	-	982,000
Loans held for sale	152,740	131,873	134,829

Loans and leases:
Loans and leases, net of unearned income	50,264,502	46,164,385	44,834,395
Allowance for loan and lease losses	(1,031,494)	(496,191)	(452,697)
Net loans and leases	49,233,008	45,668,194	44,381,698

Premises and equipment, net	541,799	469,879	469,599
Goodwill and other intangibles	2,236,599	1,807,961	1,824,057
Accrued interest and other assets	2,671,316	1,997,511	2,638,308
Assets of discontinued operations	-	-	1,360,299
Total Assets	$63,500,897	$59,848,596	$60,768,326

Liabilities and Shareholders' Equity
Deposits:
Noninterest bearing	$6,359,020	$6,174,281	$5,558,966
Interest bearing	33,680,582	29,017,073	28,848,796
Total deposits	40,039,602	35,191,354	34,407,762

Federal funds purchased and security repurchase agreements	2,230,421	2,262,355	4,078,163
Other short-term borrowings	5,589,998	6,214,027	5,757,178
Accrued expenses and other liabilities	987,468	940,725	1,409,580
Long-term borrowings	8,161,466	8,207,406	8,142,418
Liabilities of discontinued operations	-	-	(48,738)
Total liabilities	57,008,955	52,815,867	53,746,363

Shareholders' Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized	-	-	-
Common stock, $1.00 par value; 267,455,394 shares issued (267,455,394 shares at December 31, 2007 and 276,051,274 shares at September 30, 2007)	267,455	267,455	276,051
Additional paid-in capital	2,063,165	2,059,273	2,396,811
Retained earnings	4,513,574	4,923,008	4,809,143
Accumulated other comprehensive income, net of related taxes	(107,803)	(53,707)	(46,877)
Treasury stock, at cost: 7,434,382 shares (3,968,651 December 31, 2007 and 8,965,516 September 30, 2007)	(205,713)	(117,941)	(371,494)
Deferred compensation	(38,736)	(45,359)	(41,671)
Total shareholders' equity	6,491,942	7,032,729	7,021,963
Total Liabilities and Shareholders' Equity	$63,500,897	$59,848,596	$60,768,326

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($000's except per share data)
	Three Months Ended September 30,
	2008	2007
Interest and fee income
Loans and leases	$714,099	$830,106
Investment securities:
Taxable	68,959	78,015
Exempt from federal income taxes	13,034	14,749
Trading securities	368	213
Short-term investments	2,191	5,260
Loan to Metavante	-	10,790
Total interest and fee income	798,651	939,133

Interest expense
Deposits	213,858	324,711
Short-term borrowings	34,645	58,507
Long-term borrowings	109,499	152,743
Total interest expense	358,002	535,961
Net interest income	440,649	403,172
Provision for loan and lease losses	154,962	41,526
Net interest income after provision for loan and lease losses	285,687	361,646

Other income
Wealth management	71,349	66,499
Service charges on deposits	36,676	30,874
Gains on sale of mortgage loans	4,537	5,103
Other mortgage banking revenue	961	1,391
Net investment securities gains	987	8,890
Life insurance revenue	12,763	10,475
Other real estate owned (OREO) income	3,965	317
Other	52,594	59,757
Total other income	183,832	183,306

Other expense
Salaries and employee benefits	184,018	166,769
Net occupancy	21,359	18,297
Equipment	10,296	9,380
Software expenses	6,508	4,907
Processing charges	33,202	33,857
Supplies and printing	3,213	3,375
Professional services	16,493	9,081
Shipping and handling	6,076	7,134
Amortization of intangibles	5,999	5,426
OREO expenses	14,111	1,688
Other	58,728	33,561
Total other expense	360,003	293,475
Income before income taxes	109,516	251,477
Provision for income taxes	26,378	77,751
Income from continuing operations	83,138	173,726
Income from discontinued operations, net of tax	-	46,213
Net income	$83,138	$219,939

Net income per common share:
Basic
Continuing operations	$0.32	$0.66
Discontinued operations	-	0.18
Net income	$0.32	$0.84

Diluted
Continuing operations	$0.32	$0.65
Discontinued operations	-	0.18
Net income	$0.32	$0.83

Dividends paid per common share	$0.32	$0.31
Weighted average common shares outstanding (000's) :
Basic	258,877	261,491
Diluted	259,224	266,283

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($000's except per share data)
	Nine Months Ended September 30,
	2008	2007
Interest and fee income
Loans and leases	$2,224,248	$2,417,016
Investment securities:
Taxable	218,212	233,749
Exempt from federal income taxes	41,170	44,569
Trading securities	1,361	682
Short-term investments	7,278	12,222
Loan to Metavante	-	32,372
Total interest and fee income	2,492,269	2,740,610

Interest expense
Deposits	705,837	927,049
Short-term borrowings	126,207	169,408
Long-term borrowings	341,554	446,762
Total interest expense	1,173,598	1,543,219
Net interest income	1,318,671	1,197,391
Provision for loan and lease losses	1,187,264	84,700
Net interest income after provision for loan and lease losses	131,407	1,112,691

Other income
Wealth management	217,988	192,785
Service charges on deposits	110,255	88,641
Gains on sale of mortgage loans	18,603	24,263
Other mortgage banking revenue	2,883	4,348
Net investment securities gains	27,155	29,929
Life insurance revenue	37,126	25,992
Other real estate owned (OREO) income	6,788	1,327
Other	161,264	158,136
Total other income	582,062	525,421

Other expense
Salaries and employee benefits	545,254	485,870
Net occupancy	64,165	54,053
Equipment	29,945	29,139
Software expenses	19,090	14,607
Processing charges	98,992	98,935
Supplies and printing	10,925	10,467
Professional services	48,140	26,555
Shipping and handling	21,684	21,463
Amortization of intangibles	17,921	15,110
Loss on termination of debt	-	9,478
OREO expenses	49,323	4,788
Other	150,746	98,384
Total other expense	1,056,185	868,849
(Loss) income before income taxes	(342,716)	769,263
(Benefit) provision for income taxes	(178,272)	247,879
(Loss) income from continuing operations	(164,444)	521,384
Income from discontinued operations, net of tax	-	135,606
Net (loss) income	$(164,444)	$656,990

Net (loss) income per common share:
Basic
Continuing operations	$(0.63)	$2.02
Discontinued operations	-	0.52
Net (loss) income	$(0.63)	$2.54
Diluted
Continuing operations	$(0.63)	$1.97
Discontinued operations	-	0.52
Net (loss) income	$(0.63)	$2.49

Dividends paid per common share	$0.95	$0.89
Weighted average common shares outstanding (000's) :
Basic	259,146	258,607
Diluted	259,146	264,162
See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($000's)
	Nine Months Ended September 30,
	2008	2007
Net Cash Provided by Operating Activities	$561,840	$686,808

Cash Flows From Investing Activities:
Net increase in other short-term investments	-	(365,439)
Proceeds from sales of securities available for sale	122,524	149,756
Proceeds from sales of securities held to maturity	1,633	-
Proceeds from maturities of securities available for sale	979,122	1,071,031
Proceeds from maturities of securities held to maturity	122,735	101,945
Purchases of securities available for sale	(632,765)	(1,018,845)
Net increase in loans	(3,472,779)	(2,246,145)
Purchases of assets to be leased	(159,284)	(236,409)
Principal payments on lease receivables	188,476	264,724
Purchases of premises and equipment, net	(71,106)	(70,746)
Acquisitions, net of cash and cash equivalents paid	(476,625)	(27,042)
Purchase of bank-owned life insurance	-	(243,329)
Proceeds from divestitures	2,460	-
Proceeds from sale of OREO	67,204	17,291
Net cash used in investing activities	(3,328,405)	(2,603,208)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	3,255,764	(1,497,225)
Proceeds from issuance of commercial paper	33,580,132	6,506,403
Principal payments on commercial paper	(34,282,022)	(6,579,785)
Net increase in other short-term borrowings	53,116	2,334,240
Proceeds from issuance of long-term borrowings	1,282,056	3,570,378
Payments of long-term borrowings	(1,484,046)	(2,436,442)
Dividends paid	(244,990)	(231,489)
Purchases of common stock	(130,870)	(301,095)
Common stock issued to settle stock purchase contract	-	399,989
Proceeds from issuance of common stock	25,606	90,744
Other	-	(7,799)
Net cash provided by financing activities	2,054,746	1,847,919
Net decrease in cash and cash equivalents	(711,819)	(68,481)
Cash and cash equivalents, beginning of year	1,822,512	1,485,258
Cash and cash equivalents, end of period	1,110,693	1,416,777
Cash and cash equivalents of discontinued operations	-	(46,690)
Cash and cash equivalents from continuing operations, end of period	$1,110,693	$1,370,087

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,240,144	$1,528,980
Income taxes	76,742	227,994

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements
September 30, 2008 & 2007 (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.  In management’s opinion, the unaudited financial information included in this report reflects all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial position and results of operations as of and for the three and nine months ended September 30, 2008 and 2007.  The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of results to be expected for the entire year.

2.      Discontinued Operations

On November 1, 2007, old Marshall & Ilsley Corporation, the Accounting Predecessor to new Marshall & Ilsley Corporation (which is referred to as “M&I” or the “Corporation”) and its wholly owned subsidiary, Metavante Corporation, the Accounting Predecessor to Metavante Technologies, Inc. (which is referred to as “Metavante”) became two separate publicly traded companies in accordance with the plan the Corporation announced in early April 2007.  The Corporation refers to this transaction as the “Separation.”

As a result of the Separation, the assets, liabilities and net income of Metavante have been de-consolidated from the Corporation’s historical consolidated financial statements and are now reported as discontinued operations.  For the three and nine months ended September 30, 2007, discontinued operations in the Consolidated Statements of Income also includes the expenses attributable to the Separation transaction.  The assets and liabilities reported as discontinued operations as of September 30, 2007 do not directly reconcile to historical consolidated assets and liabilities reported by Metavante.  The amounts reported as assets or liabilities of discontinued operations include adjustments for intercompany cash and deposits, receivables and payables, intercompany debt and reclassifications that were required to de-consolidate the financial information of the two companies.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

The components of the assets and liabilities of discontinued operations as of September 30, 2007 were as follows ($000’s):

September 30, 2007
Assets
Cash and cash equivalents	$46,690
Interest bearing deposits at other banks	1,064
Trading assets, at fair value	4,800
Investment securities
Available for sale, at fair value	78,861
Loan to Metavante	(982,000)
Loans and leases	2,239
Premises and equipment, net	131,083
Goodwill and other intangibles	1,665,850
Accrued interest and other assets	411,712
Total assets	$1,360,299

Liabilities
Deposits:
Noninterest bearing	$(25,126)
Interest bearing	(590,650)
Total deposits	(615,776)
Short-term borrowings	132
Accrued expenses and other liabilities	566,884
Long-term borrowings	22
Total liabilities	$(48,738)

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

The results of discontinued operations for the three and nine months ended September 30, 2007 consisted of the following ($000’s):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007
Metavante income before provision for income taxes	$79,957	$222,963
Separation transaction expenses and other related costs	(3,948)	(7,073)
Income before income taxes	76,009	215,890
Provision for income taxes	29,796	80,284
Income from discontinued operations, net of tax	$46,213	$135,606

As permitted under U.S. generally accepted accounting principles, the Corporation has elected not to adjust the Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 to exclude cash flows attributable to discontinued operations.

Included in Acquisitions, net of cash and cash equivalents acquired in the Corporation’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 is Metavante’s 2007 acquisition, which is now part of discontinued operations.  For the nine months ended September 30, 2007, total cash consideration associated with Metavante’s acquisition amounted to $41.0 million.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

3.	New Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  FSP 157-3 clarifies, but does not change, the application of existing principles in FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations for determining the fair value of a financial asset when either relevant observable inputs do not exist or available observable inputs are in a market that is not active.  FSP 157-3 was effective for the Corporation on September 30, 2008 and the effect of adoption was not significant.

In September 2008, the FASB ratified EITF Issue No. 08-5 (“EITF Issue 08-5”), Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.   Under EITF Issue 08-5 the measurement or disclosure of the fair value of a liability, such as debt, issued with an inseparable financial guarantee of payment from a third-party should not include the effect of the credit enhancement. Thus, the liability’s fair value is determined considering the issuer's credit standing without regard to the effect of the third-party credit enhancement. EITF Issue 08-5 does not apply to a credit enhancement provided by the government or government agencies (for example, deposit insurance or debt guaranteed under the FDIC's Temporary Liquidity Guarantee Program) or a credit enhancement provided between a parent and its subsidiary.  EITF Issue 08-5 is effective on a prospective basis on January 1, 2009. The effect of initially applying EITF Issue 08-5 will be included in the change in fair value in the year of adoption. Earlier application is not permitted. As the Corporation has not issued liabilities with inseparable financial guarantees within the scope of EITF Issue 08-5, the Corporation does not expect adoption of EITF Issue 08-5 will have a significant impact on its financial statements and related disclosures.

In June 2008, the FASB issued FSP No. EITF 03-6-1 (“FSP EITF 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  Under FSP EITF 03-6-1, unvested share-based payment awards that provide nonforfeitable rights to dividends are considered participating securities to be included in the computation of earnings per share pursuant to the two-class method described in FASB Statement No. 128, Earnings per Share.  FSP EITF 03-6-1 is effective for the Corporation on January 1, 2009.  Once effective, all prior period earnings per share data presented must be adjusted retrospectively to conform with the provisions of the FSP. Early application is not permitted.  The Corporation is currently evaluating the impact of adopting FSP EITF 03-6-1, but does not expect it will have a significant impact on its financial statements and related disclosures.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and provides for enhanced disclosures regarding intangible assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  The disclosure provisions are effective as of the adoption date and the guidance for determining the useful life applies prospectively to all intangible assets acquired after the effective date.  Early adoption is prohibited.  The Corporation is evaluating this guidance but does not expect it will have a significant impact on its financial statements and related disclosures.

In March 2008, FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  SFAS 161 amends and expands the disclosures provided under SFAS 133 regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS 161 is effective for the Corporation on January 1, 2009.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

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

For the Corporation’s investments in government agencies, mortgage-backed securities and obligations of states and political subdivisions where quoted prices are not available for identical securities in an active market, the Corporation generally determines fair value utilizing vendors who apply matrix pricing for similar bonds where no price is observable or may compile prices from various sources.  These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.  Fair values from these models are verified, where possible, to quoted prices for recent trading activity of assets with similar characteristics to the security being valued.  Such methods are generally classified as Level 2.  However, when prices from independent sources vary, cannot be obtained or cannot be corroborated, a security is generally classified as Level 3.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

For the Corporation’s Private Equity Group (formerly referred to as the Corporation’s Capital Markets Group), investments generally take the form of investments in private equity funds.  The private equity investments are valued using the valuations and financial statements provided by the general partners on a quarterly basis.  The transaction price is used as the best estimate of fair value at inception.  When evidence supports a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values.  These nonpublic investments are included in Level 3 of the fair value hierarchy because they trade infrequently, and, therefore, the fair value is unobservable.

Estimated fair values for residual interests in the form of interest only strips from automobile loan securitizations are based on a discounted cash flow analysis and are classified as a Level 3.

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

Certain derivative transactions are executed with counterparties who are large financial institutions (“dealers”). These derivative transactions primarily consist of interest rate swaps that were used for fair value hedges, cash flow hedges and economic hedges of interest rate swaps executed with the Corporation’s customers at September 30, 2008.  The Corporation and its subsidiaries maintain risk management policies and procedures to monitor and limit exposure to credit risk to derivative transactions with dealers.  Approved dealers for these transactions must have and maintain an investment grade rating on long-term senior debt from at least two nationally recognized statistical rating organizations or have a guarantor with an acceptable rating from such organizations. International Swaps and Derivative Association Master Agreements (“ISDA”) and Credit Support Annexes (“CSA”) are employed for all contracts with dealers.  These agreements contain bilateral collateral arrangements. Notwithstanding its policies and procedures, the Corporation recognizes that unprecedented events could result in counterparty failure.  The Corporation also recognizes that there could be additional credit exposure due to certain industry conventions established for operational efficiencies.

On a quarterly basis, the Corporation performs an analysis using historical and market implied default and recovery rates that also considers certain industry conventions established for operational efficiencies to estimate the potential impact on the reported fair values of these derivative financial assets and liabilities due to counterparty credit risk and the Corporation’s own credit risk.  Based on this analysis, the Corporation determined that the impact of these factors was insignificant and did not make any additional credit risk adjustments for purposes of determining the reported fair values of these derivative assets and liabilities with dealers at September 30, 2008.

Certain derivative transactions are executed with customers whose counterparty credit risk is similar in nature to the credit risk associated with the Corporation’s lending activities.  As is the case with a loan, the Corporation evaluates the credit risk of each of these customers on an individual basis and, where deemed appropriate collateral is obtained.  The type of collateral varies and is often the same collateral as the collateral obtained to secure a customer’s loan.  For purposes of assessing the potential impact of counterparty credit risk on the fair values of derivative assets with customers, the Corporation used a probability analysis to estimate the amount of expected loss exposure due to customer default at some point in the remaining term of the entire portfolio of customer derivative contracts outstanding at September 30, 2008.  While not significant, the Corporation did factor in the estimated amount of expected loss due to customer default into the reported fair value of its customer derivative assets at September 30, 2008.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2008 ($000’s):

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets (1)
Trading assets:
Trading securities	$-	$69,532	$-
Derivative assets	214	93,021	-
Total trading assets	$214	$162,553	$-

Investment securities available for sale (2):
Investment securities	$244	$6,510,832	$172,966
Private equity investments	-	-	72,434
Other	-	-	5,756
Total investment securities available for sale	$244	$6,510,832	$251,156

Liabilities (1)
Other short-term borrowings	$-	$6,634	$-
Accrued expenses and other liabilities:
Derivative liabilities	$(1,215)	$69,852	$-

(1)
The amounts presented exclude certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage its interest rate risk.  These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2.  See Note 14 in Notes to Financial Statements.

(2)
The amounts presented are exclusive of $327.3 million of investments in Federal Reserve Bank and FHLB stock, which are bought and sold at par and are carried at cost and $41.8 million in affordable housing  partnerships, which are generally carried on the equity method.

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with financial instruments measured using significant unobservable inputs (Level 3) during the nine months ended September 30, 2008 ($000’s):

	Investment	Private equity
	securities (1)	investments (2)	Other	Total
Balance at January 1, 2008	$2,066	$54,121	$9,030	$65,217
Net payments, purchases and sales	14,324	2,682	(768)	16,238
Net transfers in and/or out of Level 3	-	-	-	-
Total gains or losses (realized or unrealized):
Included in earnings	-	1,051	(2,020)	(969)
Included in other comprehensive income	-	-	(29)	(29)
Balance at March 31, 2008	$16,390	$57,854	$6,213	$80,457

Net payments, purchases and sales	(6)	3,092	(782)	2,304
Net transfers in and/or out of Level 3	56,007	-	-	56,007
Total gains or losses (realized or unrealized):
Included in earnings	-	613	-	613
Included in other comprehensive income	-	-	765	765
Balance at June 30, 2008	$72,391	$61,559	$6,196	$140,146

Net payments, purchases and sales	10,778	9,834	(453)	20,159
Net transfers in and/or out of Level 3	129,691	-	-	129,691
Total gains or losses (realized or unrealized):
Included in earnings	-	1,041	-	1,041
Included in other comprehensive income	(39,894)	-	13	(39,881)
Balance at September 30, 2008	$172,966	$72,434	$5,756	$251,156

Unrealized gains or losses for the period included in earnings attributable to unrealized gains or losses for assets still held at September 30, 2008	$-	$165	$(2,020)	$(1,855)

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

The increase in Level 3 investment securities at September 30, 2008 was primarily due to the transfer of certain highly-rated asset backed securities.  During the third quarter of 2008, the Corporation determined that it could not obtain a sufficient number of observable inputs in the form of market or broker quotes to substantiate a Level 2 classification.

For purposes of impairment testing, nonaccrual loans greater than an established threshold are individually evaluated for impairment.  Substantially all of these loans are collateral dependent. A valuation allowance is recorded for the excess of the loan’s recorded investment over the fair value of the collateral less estimated selling costs.  This valuation allowance is a component of the Allowance for loan and lease losses.  The Corporation generally obtains appraisals to support the fair value of collateral underlying loans subject to this impairment review.  Appraisals incorporate measures such as recent sales prices for comparable properties and costs of construction.  The Corporation considers these fair values Level 3.  For those loans individually evaluated for impairment, a valuation allowance of $67.7 million was recorded for loans with a recorded investment of $507.5 million at September 30, 2008.  See discussion of Allowance for Loan and Lease Losses in Critical Accounting Policies.

5.	Fair Value Option

On January 1, 2008, the Corporation adopted Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value.  SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 does not change requirements for recognizing and measuring dividend income, interest income, or interest expense.  The Corporation did not elect to measure any existing financial instruments at fair value at January 1, 2008.  However, the Corporation may elect to measure newly acquired financial instruments at fair value in the future.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

6.	Comprehensive Income

The following tables present the Corporation’s comprehensive income ($000’s):

	Three Months Ended September 30, 2008
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net income			$83,138

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$(56,128)	$19,630	$(36,498)
Reclassification for securities transactions included in net income	(207)	72	(135)
Total unrealized gains (losses) on available for sale investment securities	$(56,335)	$19,702	$(36,633)

Net gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$(15,034)	$5,262	$(9,772)
Reclassification adjustments for hedging activities included in net income	11,552	(4,043)	7,509
Total net gains (losses) on derivatives hedging variability of cash flows	$(3,482)	$1,219	$(2,263)

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(497)	184	(313)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(497)	$184	$(313)
Other comprehensive income (loss)			(39,209)
Total comprehensive income			$43,929

	Three Months Ended September 30, 2007
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net income			$219,939

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$87,780	$(33,049)	$54,731
Reclassification for securities transactions included in net income	(6,530)	2,285	(4,245)
Total unrealized gains (losses) on available for sale investment securities	$81,250	$(30,764)	$50,486

Net gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$(47,259)	$16,541	$(30,718)
Reclassification adjustments for hedging activities included in net income	(3,855)	1,349	(2,506)
Total net gains (losses) on derivatives hedging variability of cash flows	$(51,114)	$17,890	$(33,224)

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(560)	208	(352)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(560)	$208	$(352)
Other comprehensive income (loss)			16,910
Total comprehensive income			$236,849

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

	Nine Months Ended September 30, 2008
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net loss			$(164,444)

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$(87,660)	$30,646	$(57,014)
Reclassification for securities transactions included in net income	(340)	119	(221)
Total unrealized gains (losses) on available for sale investment securities	$(88,000)	$30,765	$(57,235)

Net gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$(23,197)	$8,119	$(15,078)
Reclassification adjustments for hedging activities included in net income	29,529	(10,335)	19,194
Total net gains (losses) on derivatives hedging variability of cash flows	$6,332	$(2,216)	$4,116

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(1,553)	576	(977)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(1,553)	$576	$(977)
Other comprehensive income (loss)			(54,096)
Total comprehensive income (loss)			$(218,540)

	Nine Months Ended September 30, 2007
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net income			$656,990

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$(314)	$(2,241)	$(2,555)
Reclassification for securities transactions included in net income	(7,535)	2,637	(4,898)
Total unrealized gains (losses) on available for sale investment securities	$(7,849)	$396	$(7,453)

Net gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$(16,943)	$5,930	$(11,013)
Reclassification adjustments for hedging activities included in net income	(15,091)	5,282	(9,809)
Total net gains (losses) on derivatives hedging variability of cash flows	$(32,034)	$11,212	$(20,822)

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(1,678)	622	(1,056)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(1,678)	$622	$(1,056)
Other comprehensive income (loss)			(29,331)
Total comprehensive income			$627,659

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

7.	Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations are as follows (dollars and shares in thousands, except per share data):

	Three Months Ended September 30, 2008
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income from continuing operations available to common shareholders	$83,138		$0.32
Income from discontinued operations	-		-
Net income available to common shareholders	$83,138	258,877	$0.32

Effect of dilutive securities:
Stock option, restricted stock and other plans		347

Diluted earnings per share:
Income from continuing operations available to common shareholders	$83,138		$0.32
Income from discontinued operations	-		-
Net income available to common shareholders	$83,138	259,224	$0.32

	Three Months Ended September 30, 2007
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income from continuing operations available to common shareholders	$173,726		$0.66
Income from discontinued operations	46,213		0.18
Net income available to common shareholders	$219,939	261,491	$0.84

Effect of dilutive securities:
Stock option, restricted stock and other plans		4,792

Diluted earnings per share:
Income from continuing operations available to common shareholders	$173,726		$0.65
Income from discontinued operations	46,213		0.18
Net income available to common shareholders	$219,939	266,283	$0.83

	Nine Months Ended September 30, 2008
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Loss from continuing operations	$(164,444)		$(0.63)
Income from discontinued operations	-		-
Net loss	$(164,444)	259,146	$(0.63)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted earnings per share:
Loss from continuing operations	$(164,444)		$(0.63)
Income from discontinued operations	-		-
Net loss	$(164,444)	259,146	$(0.63)

	Nine Months Ended September 30, 2007
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income from continuing operations available to common shareholders	$521,384		$2.02
Income from discontinued operations	135,606		0.52
Net income available to common shareholders	$656,990	258,607	$2.54

Effect of dilutive securities:
Stock option, restricted stock and other plans		5,555

Diluted earnings per share:
Income from continuing operations available to common shareholders	$521,384		$1.97
Income from discontinued operations	135,606		0.52
Net income available to common shareholders	$656,990	264,162	$2.49

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

The table below presents the options to purchase shares of common stock not included in the computation of diluted net income per share because the stock options were antidilutive.  The calculation of diluted net income per share for the nine months ended September 30, 2008 excludes all stock options outstanding as a result of the reported net loss.  (shares in thousands)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2008			2007			2008			2007
Shares		24,165			5,299			29,272			4,954

Price Range	$15.36	-	$36.82	$33.13	-	$36.82	$8.55	-	$36.82	$34.98	-	$36.82

8.	Business Combinations

The following acquisition, which was not considered to be a material business combination, was completed during 2008:

On January 2, 2008, the Corporation completed its acquisition of First Indiana Corporation (“First Indiana”) based in Indianapolis, Indiana.  First Indiana, with $2.1 billion in consolidated assets as of December 31, 2007, had 32 branches in central Indiana which became branches of M&I Marshall & Ilsley Bank on February 2, 2008.  Stockholders of First Indiana received $32.00 in cash for each share of First Indiana common stock outstanding, or approximately $530.2 million.  Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $408.7 million.  The estimated identifiable intangible asset to be amortized (core deposits) with a weighted average life of 5.7 years amounted to $33.6 million. The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

Recently announced acquisition

On October 13, 2008, the Corporation and Taplin, Canida & Habacht, Inc. (“TCH”) announced the signing of a definitive agreement for the Corporation to acquire a majority equity interest in TCH.  TCH, based in Miami, Florida, is an institutional fixed income money manager with approximately $7.5 billion of assets under management as of September 30, 2008. The transaction is not expected to have a material impact on the Corporation’s financial results.  Substantially all of the initial payment by the Corporation will be comprised of M&I common stock.  The transaction is expected to close in the fourth quarter of 2008, subject to regulatory approvals and other customary closing conditions.

9.	Investment Securities

Selected investment securities, by type, held by the Corporation were as follows ($000's):

	September 30,	December 31,	September 30,
	2008	2007	2007
Investment securities available for sale:
U.S. treasury and government agencies	$5,567,319	$5,824,303	$5,268,513
States and political subdivisions	855,642	904,230	902,278
Mortgage backed securities	99,536	118,477	121,754
Other	608,849	595,879	491,629
Total	$7,131,346	$7,442,889	$6,784,174

Investment securities held to maturity:
States and political subdivisions	$250,902	$373,861	$393,434
Other	1,000	1,000	1,000
Total	$251,902	$374,861	$394,434

During the second quarter of 2008, $1.6 million of investment securities in the Corporation’s held to maturity portfolio were downgraded.  As a result, the Corporation sold these securities, as permitted under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The gains associated with this sale were immaterial.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2008 ($000’s):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. treasury and government agencies	$1,852,361	$47,465	$428,847	$6,938	$2,281,208	$54,403
States and political subdivisions	394,040	17,162	137,247	14,471	531,287	31,633
Mortgage backed securities	35,411	2,390	53,142	1,655	88,553	4,045
Other	146,176	66,504	400	64	146,576	66,568
Total	$2,427,988	$133,521	$619,636	$23,128	$3,047,624	$156,649

The investment securities in the above table were temporarily impaired at September 30, 2008.  This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on September 30, 2008.  The temporary impairment in the investment securities portfolio is the result of increases in market interest rates since the investment securities were acquired and not from deterioration in the creditworthiness of the issuer.  At September 30, 2008, the Corporation had the ability and intent to hold these temporarily impaired investment securities until a recovery of fair value, which may be maturity. For further information, see the “Liquidity and Capital Resources” section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

10.	Loans and Leases

The Corporation's loan and lease portfolio, including loans held for sale, consisted of the following ($000's):

	September 30,	December 31,	September 30,
	2008	2007	2007
Commercial, financial and agricultural	$15,185,457	$13,793,951	$13,053,313
Cash flow hedge	-	(694)	(1,301)
Commercial, financial and agricultural	15,185,457	13,793,257	13,052,012

Real estate:
Construction	6,612,526	6,691,716	6,735,879
Residential mortgage	7,864,073	7,105,201	6,893,611
Home equity loans and lines of credit	5,053,088	4,413,205	4,304,031
Commercial mortgage	13,071,632	12,002,162	11,760,309
Total real estate	32,601,319	30,212,284	29,693,830

Personal	1,902,123	1,560,573	1,515,177
Lease financing	728,343	730,144	708,205
Total loans and leases	$50,417,242	$46,296,258	$44,969,224

11.	Financial Asset Sales

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

Retained interests and other assets consisted of the following ($000’s):

September 30, 2008
Interest-only strips	$5,757
Cash collateral accounts	32,419
Servicing advances	100
Total retained interests	$38,276

Impairment losses associated with the remaining retained interests, held in the form of interest-only strips and cash collateral accounts, amounted to $2.0 million for the nine months ended September 30, 2008.  There were no impairment losses in the third quarter of 2008.  The impairment in the nine months ended September 30, 2008 was primarily the result of the differences between the actual credit losses experienced compared to the expected credit losses used in measuring the retained interests.

Net trading gains associated with the auto securitization-related interest rate swap were immaterial for the three months ended September 30, 2008.  For the nine months ended September 30, 2008, net trading gains associated with the auto securitization-related interest rate swap amounted to $0.8 million.

At September 30, 2008, securitized automobile loans and other automobile loans managed together with them, along with delinquency and credit loss information consisted of the following ($000’s):

			Total
	Securitized	Portfolio	Managed
Loan balances	$393,912	$476,902	$870,814
Principal amounts of loans 60 days or more past due	2,947	1,049	3,996
Net credit losses year to date	5,389	1,268	6,657

12.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 were as follows ($000’s):

	Commercial Banking	Community Banking	Wealth Management	Others	Total
Goodwill balance as of December 31, 2007	$922,264	$560,332	$114,572	$87,777	$1,684,945
Goodwill acquired during the period	327,375	81,365	-	-	408,740
Purchase accounting adjustments	-	-	3,340	-	3,340
Reallocation of goodwill	-	(33,000)	-	33,000	-
Goodwill balance as of September 30, 2008	$1,249,639	$608,697	$117,912	$120,777	$2,097,025

Goodwill acquired during 2008 included initial goodwill of $408.7 million for the acquisition of First Indiana.  Purchase accounting adjustments for Wealth Management represent adjustments made to the initial estimates of fair value associated with the acquisition of North Star Financial Corporation and a reduction due to the divestiture of a component of North Star Financial Corporation.  During the second quarter of 2008, management consolidated certain lending activities and transferred the assets and the related goodwill from the Community Banking segment to the National Consumer Lending Division reporting unit, which is a component of Others.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

At September 30, 2008, the Corporation’s other intangible assets consisted of the following ($000’s):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Other intangible assets:
Core deposit intangible	$254,228	$(128,911)	$125,317
Trust customers	11,384	(3,766)	7,618
Tradename	1,335	(386)	949
Other intangibles	4,147	(1,027)	3,120
	$271,094	$(134,090)	$137,004

Mortgage loan servicing rights			$2,570

Amortization expense of other intangible assets for the three and nine months ended September 30, 2008 amounted to $5.7 million and $17.0 million, respectively.  For the three and nine months ended September 30, 2007, amortization expense of other intangible assets amounted to $5.1 million and $14.2 million, respectively.

Amortization of mortgage loan servicing rights amounted to $0.3 million and $0.9 million in each of the three and nine months ended September 30, 2008 and 2007, respectively.

The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five annual fiscal years are ($000’s):

2009	$21,330
2010	18,054
2011	15,258
2012	13,014
2013	11,074

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

Consistent with prior years, the Corporation elected to perform its annual test for goodwill impairment as of June 30, 2008. Other than goodwill, the Corporation does not have any other intangible assets that are not amortized. The stock prices of many financial services companies, including the Corporation, declined during the first half of 2008 as a result of the stress and deterioration in the national residential real estate markets. While the Corporation’s other reporting units did not have indicators of potential goodwill impairment based on the first step, the Commercial and Community Banking segments were subjected to the second step of impairment testing of goodwill.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

During the third quarter of 2008, the Corporation completed the second step of the process for the Commercial and Community Banking segments and determined that there was no goodwill impairment.

13.	Deposits

The Corporation's deposit liabilities consisted of the following ($000's):

	September 30,	December 31,	September 30,
	2008	2007	2007
Noninterest bearing demand	$6,359,020	$6,174,281	$5,558,966
Savings and NOW	13,790,628	13,903,479	14,346,845

CD's $100,000 and over	12,661,354	8,075,691	6,939,786
Cash flow hedge-Institutional CDs	13,766	18,027	8,462
Total CD's $100,000 and over	12,675,120	8,093,718	6,948,248

Other time deposits	5,283,277	4,412,933	4,543,836
Foreign deposits	1,931,557	2,606,943	3,009,867
Total deposits	$40,039,602	$35,191,354	$34,407,762

14.	Derivative Financial Instruments and Hedging Activities

The following is an update of the Corporation’s use of derivative financial instruments and its hedging activities as described in its Annual Report on Form 10-K for the year ended December 31, 2007.  There were no significant new hedging strategies employed during the nine months ended September 30, 2008.

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

At September 30, 2008, free standing interest rate swaps consisted of $3.8 billion in notional amount of receive fixed / pay floating with an aggregate positive fair value of $57.0 million and $3.5 billion in notional amount of pay fixed / receive floating with an aggregate negative fair value of $33.9 million.

At September 30, 2008, interest rate caps purchased amounted to $166.5 million in notional amount with a negative fair value of $0.4 million and interest rate caps sold amounted to $166.5 million in notional amount with a positive fair value of $0.4 million.

At September 30, 2008, the notional value of interest rate futures designated as trading was $1.9 billion with a positive fair value of $1.2 million.

At September 30, 2008, the notional value of equity derivatives bifurcated from deposit liabilities and designated as trading amounted to $98.1 million in notional value with a negative fair value of $3.7 million.  At September 30, 2008, the notional value of equity derivative contracts designated as trading and used as economic hedges was $98.2 million with a positive fair value of $3.9 million.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

The following table presents additional information with respect to fair value hedges.

Fair Value Hedges
September 30, 2008				Weighted
		Notional	Fair	Average
Hedged	Hedging	Amount	Value	Remaining
Item	Instrument	($ in mil)	($ in mil)	Term (Yrs)
Fair Value Hedges that Qualify for Shortcut Accounting
Fixed Rate Bank Notes	Receive Fixed Swap	$336.4	$7.7	7.5

Other Fair Value Hedges
Fixed Rate Bank Notes	Receive Fixed Swap	$100.0	$(1.2)	7.6

Institutional CDs	Receive Fixed Swap	25.0	0.9	27.7

Callable CDs	Receive Fixed Swap	5,954.4	(94.2)	13.6

Brokered Bullet CDs	Receive Fixed Swap	210.1	(3.1)	4.7

Medium Term Notes	Receive Fixed Swap	7.0	(0.0)	19.4

The impact from fair value hedges to total net interest income for the three and nine months ended September 30, 2008 was a positive $39.7 million and a positive $68.4 million, respectively.  The impact to net interest income due to ineffectiveness was not material.

The following table summarizes the Corporation’s cash flow hedges.

Cash Flow Hedges
September 30, 2008				Weighted
		Notional	Fair	Average
Hedged	Hedging	Amount	Value	Remaining
Item	Instrument	($ in mil)	($ in mil)	Term (Yrs)
Institutional CDs	Pay Fixed Swap	$550.0	$(13.8)	1.6

FHLB Advances	Pay Fixed Swap	1,060.0	(38.4)	3.3

Floating Rate Bank Notes	Pay Fixed Swap	500.0	(12.1)	2.5

The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges for the three and nine months ended September 30, 2008 was negative $11.5 million and negative $29.5 million, respectively.  For the three and nine months ended September 30, 2008, the impact due to ineffectiveness was not material.

For the three and nine months ended September 30, 2007, the total effect on net interest income resulting from derivative financial instruments was a positive $3.2 million and a positive $12.8 million, respectively, including the amortization of terminated derivative financial instruments.  For the three and nine months ended September 30, 2007, the impact due to ineffectiveness was not material.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

15.	Postretirement Health Plan

The Corporation sponsors a defined benefit health plan that provides health care benefits to eligible current and retired employees.  Eligibility for retiree benefits is dependent upon age, years of service, and participation in the health plan during active service.  The plan is contributory and in 1997 and 2002 the plan was amended. Employees hired after September 1, 1997, including employees hired following business combinations, will be granted access to the Corporation’s plan upon becoming an eligible retiree; however, such retirees must pay 100% of the cost of health care benefits.  The plan continues to contain other cost-sharing features such as deductibles and coinsurance.

Net periodic postretirement benefit cost for the three and nine months ended September 30, 2008 and 2007 included the following components ($000’s):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Service cost	$238	$246	$714	$736
Interest cost on APBO	983	815	2,951	2,447
Expected return on plan assets	(435)	(252)	(1,305)	(756)
Prior service amortization	(593)	(524)	(1,779)	(1,572)
Actuarial loss amortization	76	115	226	347
Net periodic postretirement benefit cost	$269	$400	$807	$1,202

Benefit payments and expenses, net of participant contributions, for the three and nine months ended September 30, 2008 amounted to $1.6 million and $3.5 million, respectively.

The funded status, which is the accumulated postretirement benefit obligation net of fair value of plan assets, as of September 30, 2008 is as follows ($000’s):

Total funded status, December 31, 2007	$(32,638)
Service cost	(714)
Interest cost on APBO	(2,951)
Expected return on plan assets	1,305
Employer contributions/payments	4,544
Acquisition	(1,159)
Subsidy (Medicare Part D)	(209)
Total funded status, September 30, 2008	$(31,822)

16.	Segments

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

Total Revenues by type in Others consist of the following ($ in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Investment Division	$9.6	$10.0	$36.0	$27.0
National Consumer Lending Division	36.7	26.3	97.4	89.6
Administrative & Other	5.5	14.5	59.3	57.8
Other	65.3	63.3	202.5	185.9
Total	$117.1	$114.1	$395.2	$360.3

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

	Three Months Ended September 30, 2008 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications &
	Banking	Banking	Management	Treasury	Others	Overhead	Adjustments	Consolidated
Net interest income	$191.2	$194.2	$15.4	$21.6	$39.4	$(14.4)	$(6.7)	$440.7
Provision for loan and lease losses	97.2	62.3	1.7	-	(6.2)	-	-	155.0
Net interest income after provision for loan and lease losses	94.0	131.9	13.7	21.6	45.6	(14.4)	(6.7)	285.7
Other income	28.2	47.4	73.2	12.0	77.7	29.3	(84.0)	183.8
Other expense	64.7	173.8	79.6	5.0	92.6	28.3	(84.0)	360.0
Income before income taxes	57.5	5.5	7.3	28.6	30.7	(13.4)	(6.7)	109.5
Provision (benefit) for income taxes	23.0	2.2	2.9	11.4	(1.2)	(5.2)	(6.7)	26.4
Segment income	$34.5	$3.3	$4.4	$17.2	$31.9	$(8.2)	$-	$83.1

Identifiable assets	$25,948.9	$18,826.5	$1,544.2	$8,476.2	$8,892.4	$1,418.7	$(1,606.0)	$63,500.9

	Three Months Ended September 30, 2007 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications &
	Banking	Banking	Management	Treasury	Others	Overhead	Adjustments	Consolidated
Net interest income	$171.8	$195.4	$13.0	$6.7	$36.4	$(13.2)	$(6.9)	$403.2
Provision for loan and lease losses	10.6	7.4	0.8	-	22.7	-	-	41.5
Net interest income after provision for loan and lease losses	161.2	188.0	12.2	6.7	13.7	(13.2)	(6.9)	361.7
Other income	22.2	37.7	68.1	19.8	77.7	35.1	(77.3)	183.3
Other expense	49.6	149.9	57.4	3.3	87.4	23.2	(77.3)	293.5
Income before income taxes	133.8	75.8	22.9	23.2	4.0	(1.3)	(6.9)	251.5
Provision (benefit) for income taxes	53.5	30.3	6.1	9.3	(13.7)	(0.8)	(6.9)	77.8
Segment income	$80.3	$45.5	$16.8	$13.9	$17.7	$(0.5)	$-	$173.7

Identifiable assets (a)	$23,841.1	$17,653.7	$1,313.9	$9,042.3	$6,913.2	$1,612.9	$(969.1)	$59,408.0

(a)	Excludes assets of discontinued operations.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

	Nine Months Ended September 30, 2008 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications &
	Banking	Banking	Management	Treasury	Others	Overhead	Adjustments	Consolidated
Net interest income	$574.7	$587.9	$44.5	$42.9	$126.1	$(36.9)	$(20.5)	$1,318.7
Provision for loan and lease losses	987.0	196.0	7.2	-	(2.9)	-	-	1,187.3
Net interest income after provision for loan and lease losses	(412.3)	391.9	37.3	42.9	129.0	(36.9)	(20.5)	131.4
Other income	79.1	139.2	225.3	34.1	269.1	88.5	(253.2)	582.1
Other expense	210.6	510.6	206.1	13.2	293.1	75.8	(253.2)	1,056.2
Income before income taxes	(543.8)	20.5	56.5	63.8	105.0	(24.2)	(20.5)	(342.7)
Provision (benefit) for income taxes	(217.5)	8.2	22.7	25.5	10.7	(7.4)	(20.5)	(178.3)
Segment income	$(326.3)	$12.3	$33.8	$38.3	$94.3	$(16.8)	$-	$(164.4)

Identifiable assets	$25,948.9	$18,826.5	$1,544.2	$8,476.2	$8,892.4	$1,418.7	$(1,606.0)	$63,500.9

	Nine Months Ended September 30, 2007 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications &
	Banking	Banking	Management	Treasury	Others	Overhead	Adjustments	Consolidated
Net interest income	$509.1	$580.2	$38.1	$14.3	$108.6	$(32.3)	$(20.6)	$1,197.4
Provision for loan and lease losses	30.0	21.3	2.5	-	30.9	-	-	84.7
Net interest income after provision for loan and lease losses	479.1	558.9	35.6	14.3	77.7	(32.3)	(20.6)	1,112.7
Other income	64.2	109.5	198.7	35.5	251.7	97.0	(231.2)	525.4
Other expense	143.3	433.8	163.1	10.1	265.0	84.7	(231.2)	868.8
Income before income taxes	400.0	234.6	71.2	39.7	64.4	(20.0)	(20.6)	769.3
Provision (benefit) for income taxes	160.0	93.8	25.5	15.9	(18.8)	(7.9)	(20.6)	247.9
Segment income	$240.0	$140.8	$45.7	$23.8	$83.2	$(12.1)	$-	$521.4

Identifiable assets (a)	$23,841.1	$17,653.7	$1,313.9	$9,042.3	$6,913.2	$1,612.9	$(969.1)	$59,408.0

(a)	Excludes assets of discontinued operations.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

17.	Guarantees

Securities Lending

As described in Note 25 – Guarantees, in Notes to Consolidated Financial Statements in Item 8 of the Corporation’s 2007 Annual Report on Form 10-K, at December 31, 2007, as part of securities custody activities and at the direction of trust clients, the Corporation’s wealth management segment lends securities owned by trust clients to borrowers who have been evaluated for credit risk in a manner similar to that employed in making lending decisions.  In connection with these activities, Marshall & Ilsley Trust Company N.A. (“M&I Trust”) has issued certain indemnifications against loss resulting from the default by a borrower under the master securities loan agreement, such as the failure of the borrower to return loaned securities when due or the borrower’s bankruptcy or receivership.  The borrowing party is required to fully collateralize securities received with cash or marketable securities.  As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest and the collateral is revalued on a daily basis.  The amount of securities loaned subject to indemnification was $7.8 billion at September 30, 2008, $11.2 billion at December 31, 2007 and $11.6 billion at September 30, 2007.

During the third quarter of 2008, the Corporation’s wealth management segment recognized a loss associated with its securities lending activities.  During the quarter, Lehman Brothers declared bankruptcy and failed to return loaned securities when due. Due to volatile market conditions, the cost of the replacement securities exceeded the amount of collateral available to purchase the replacement securities. The loss amounted to $8.4 million and is reported in the line Other within Other Expense in the Consolidated Statements of Income.

Credit Support Agreement

Certain entities within the wealth management segment are the investment advisor and trustee of the M&I Employee Benefit Stable Principal Fund (“SPF”).  The SPF periodically participates in securities lending activities. Although not obligated to do so, during the third quarter of 2008, M&I Trust entered into a capital support agreement with SPF due to volatile market conditions.  Under the terms of the agreement, M&I Trust would be required to contribute capital, under certain specific and defined circumstances and not to exceed $30.0 million in the aggregate. The agreement expires December 31, 2008 and contains terms that provide for three month renewals with all of the significant terms, including maximum contribution limits, remaining unchanged. The estimated fair value of the contingent liability under the agreement that is recorded within other liabilities in the consolidated balance sheet and corresponding expense which is reported in the line Other within Other Expense in the Consolidated Statements of Income amounted to $6.6 million.  As of November 7, 2008, no contributions have been made under the agreement.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

On October 14, 2008, the Corporation was notified by Visa that they had reached an agreement in principle to resolve the litigation brought against Visa in 2004 by Discover Financial Services (“Discover”). As described in Note 25 – Guarantees, in Notes to Consolidated Financial Statements in Item 8 of the Corporation’s 2007 Annual Report on Form 10-K, the Discover litigation is a “covered litigation.” Under Visa’s retrospective responsibility plan, Visa is to be indemnified by its members for any ultimate losses related to the covered litigation.

On October 27, 2008, Visa announced that it had agreed to settle the litigation with Discover. Visa announced that $1.7425 billion of the settlement would be funded from the escrow created under Visa’s retrospective responsibility plan. Prior to the establishment of the $3.0 billion escrow from the proceeds of the IPO for the litigation matters subject to the indemnification, Visa disclosed that it had recorded a liability of $0.650 billion for the Discover litigation.  Visa has indicated that it would not be able to issue escrowed stock until the fourth quarter of 2008 to offset any additional reserve requirements.  The Corporation has determined  that its share of the additional reserve requirements to settle the litigation with Discover is not material with respect to its consolidated financial statements as of and for the three and nine months ended September 30, 2008.  The Corporation continues to expect that the ultimate value of its remaining investment in Visa will exceed its indemnification obligations.

18.	Recent Announcements

Treasury Department's Capital Purchase Program

On October 28, 2008, the Corporation announced it had received preliminary approval to participate in the U.S. Treasury Department's Capital Purchase Program (“CPP”), a program designed to infuse capital into the nation's healthiest and strongest banks. The Corporation has been approved for approximately $1.7 billion in capital which would take the form of non-voting preferred stock that would pay cumulative dividends at the rate of 5% for the first five years and then pay cumulative dividends at the rate of 9% thereafter. In addition, the Corporation would be required to issue warrants to the U.S. Treasury Department (the “UST”) to purchase a number of shares of the Corporation’s common stock that would have an aggregate market price equal to 15% of the aggregate value of the preferred stock sold to the UST.  The exercise price for the warrants, and the market price for determining the number of shares of common stock subject to the warrants, would be calculated based on a 20-trading day trailing average ending on October 24, 2008.  The warrants would be immediately exercisable, in whole or in part and over a term of ten years.

Participation in the CPP would require the Corporation to obtain consent from the U.S. Treasury Department in order to increase its common dividend or repurchase common shares under its Stock Repurchase Program.

The Corporation estimates that the non-voting preferred stock would increase the Corporation’s already well-capitalized Tier 1 and Total capital ratios at September 30, 2008 to approximately 10.9% and 14.8%, respectively.

Participation is specifically conditioned upon approval of the investment by the Corporation’s board of directors and is subject to standard terms and conditions. The Corporation is evaluating all of the terms and conditions associated with participating in the CPP.

FDIC Temporary Liquidity Guarantee Program

On October 14, 2008, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”).  The FDIC issued an interim rule governing the Program on October 23, 2008 (“Interim Rule”).  The TLGP is intended to preserve confidence and encourage liquidity in the banking system in order to ease lending to creditworthy businesses and consumers.  The TLGP is a voluntary and time-limited program that will be funded through special fees charged to participating bank and financial holding companies and FDIC-insured depository institutions.  The program consists of two components:  a temporary guarantee of newly-issued senior unsecured debt (the Debt Guarantee Program or “DGP”) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the Transaction Account Guarantee Program or “TAGP”).  The Corporation and its FDIC-insured subsidiary banks are eligible to participate in either or both components of the TLGP to the degree specified in the Interim Rule.  As more fully detailed in the Interim Rule, the DGP specifies that the FDIC will temporarily guarantee (through June 30, 2012) all new senior unsecured debt up to prescribed limits issued by participating holding companies and insured financial institutions from October 14, 2008 through June 30, 2009.  Under the TAGP, the FDIC will provide an unlimited guarantee for noninterest-bearing transaction accounts in excess of the existing deposit insurance limit of $250,000 per account.  This coverage is effective on October 14, 2008, and will continue through December 31, 2009.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2008 & 2007 (Unaudited)

The TLGP became effective on October 14, 2008.  For the first 30 days of the program, the guarantees provided by the program have been offered at no cost to the Corporation and its FDIC-insured depository institutions. Unless the Corporation opts out of either or both of the TLGP programs described in the previous paragraph on or before December 5, 2008, the Corporation will be assessed fees for its participation in either or both of the programs.  Beginning on November 13, 2008, FDIC-insured institutions such as the Corporation’s subsidiary banks that have not opted out of the TAGP will be assessed on a quarterly basis an annualized amount equal to 10 basis point on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.  Although management has not made a final decision relative to the continued participation in the TAGP, management does not believe any assessments under the TAGP would be material to future operating results.

Beginning on November 13, 2008, any financial institution such as the Corporation that have not chosen to opt out of the DGP generally will be assessed an annualized fee equal to 75 basis points multiplied by the amount of new debt issued under the program and the remaining term (in years) to maturity or June 30, 2012, whichever is earlier. The FDIC’s Interim Rule has not yet been finalized and therefore there is uncertainty about the final requirements, particularily under the DGP.  Management is evaluating continued participation in the program and will make a final decision as requirements become more clear.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
($000's)

	Three Months Ended September 30,
	2008	2007
Assets
Cash and due from banks	$892,191	$1,021,536

Trading assets	144,359	48,772
Short-term investments	386,349	393,474
Investment securities:
Taxable	6,386,679	6,109,732
Tax-exempt	1,122,791	1,278,095
Total investment securities	7,509,470	7,387,827

Loan to Metavante	-	982,000

Loans and leases:
Loans and leases, net of unearned income	50,032,072	44,109,797
Allowance for loan and lease losses	(1,083,283)	(444,170)
Net loans and leases	48,948,789	43,665,627

Premises and equipment, net	532,728	467,193
Accrued interest and other assets	4,650,044	3,715,634
Assets of discontinued operations	-	1,541,940

Total Assets	$63,063,930	$59,224,003

Liabilities and Shareholders' Equity
Deposits:
Noninterest bearing	$5,908,790	$5,513,063
Interest bearing	33,779,664	29,331,217
Total deposits	39,688,454	34,844,280

Federal funds purchased and security repurchase agreements	3,156,595	3,058,298
Other short-term borrowings	3,257,868	1,432,288
Long-term borrowings	9,653,290	11,901,829
Accrued expenses and other liabilities	783,252	1,048,080
Liabilities of discontinued operations	-	177,737

Total liabilities	56,539,459	52,462,512

Shareholders' equity	6,524,471	6,761,491

Total Liabilities and Shareholders' Equity	$63,063,930	$59,224,003

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
($000's)

	Nine Months Ended September 30,
	2008	2007
Assets
Cash and due from banks	$908,065	$1,007,115

Trading assets	161,509	49,500
Short-term investments	363,150	313,011
Investment securities:
Taxable	6,534,247	6,147,316
Tax-exempt	1,183,490	1,288,668
Total investment securities	7,717,737	7,435,984

Loan to Metavante	-	982,000

Loans and leases:
Loans and leases, net of unearned income	49,526,053	43,046,109
Allowance for loan and lease losses	(775,375)	(433,507)
Net loans and leases	48,750,678	42,612,602

Premises and equipment, net	521,133	454,858
Accrued interest and other assets	4,546,792	3,450,694
Assets of discontinued operations	-	1,517,183

Total Assets	$62,969,064	$57,822,947

Liabilities and Shareholders' Equity
Deposits:
Noninterest bearing	$5,788,737	$5,438,374
Interest bearing	33,037,533	28,437,470
Total deposits	38,826,270	33,875,844

Federal funds purchased and security repurchase agreements	3,238,550	3,192,148
Other short-term borrowings	3,303,824	1,154,217
Long-term borrowings	9,770,371	11,823,433
Accrued expenses and other liabilities	991,773	1,061,269
Liabilities of discontinued operations	-	199,702

Total liabilities	56,130,788	51,306,613

Shareholders' equity	6,838,276	6,516,334

Total Liabilities and Shareholders' Equity	$62,969,064	$57,822,947

OVERVIEW

The Corporation returned to profitability in the third quarter of 2008. Compared to the third quarter of 2007, the Corporation’s third quarter 2008 results reflected continued loan growth and growth in net interest income and fee-based income, particularly in its wealth management segment.  In addition, the Corporation generally contained its core operating expense growth. These positive results were offset by the charges and increased provision for loan and lease losses related to the Corporation’s real estate loans.  Those charges and increased provision reflect the impact of the continued deterioration in the national residential real estate markets especially, in Arizona and the correspondent business channel.

For the three months ended September 30, 2008, the Corporation reported net income of $83.1 million or $0.32 per diluted share compared to income from continuing operations in the third quarter of 2007 of $173.7 million or $0.65 per diluted share. For the nine months ended September 30, 2008, the Corporation reported a net loss of $164.4 million or $0.63 per diluted share compared to income from continuing operations of $521.4 million or $1.97 per diluted share for the nine months ended September 30, 2007.

The decrease in income from continuing operations in the third quarter of 2008 compared to the third quarter of 2007 and the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily attributable to the increases in the provision for loan and lease losses and provision for losses associated with unfunded loan commitments.

The ongoing deterioration in the national residential real estate markets continued to adversely affect the Corporation’s loan and lease portfolio during the third quarter.  The Corporation’s construction and development real estate loans, particularly in Arizona and certain correspondent banking loan participations, continued to exhibit the largest levels of stress. In addition, the amount of impairment during the third quarter of 2008 remained elevated due to the continued depressed state of underlying real estate collateral values.  As a result, net charge-offs and the provision for loan and lease losses were significantly higher in the third quarter and first nine months of 2008 when compared to the third quarter and first nine months of 2007.  For the three months ended September 30, 2008, the provision for loan and lease losses and provision for losses associated with unfunded loan commitments amounted to $155.4 million compared to $41.5 million for the three months ended September 30, 2007, an increase of $113.9 million.  On an after-tax basis, this increase amounted to approximately $72.8 million or $0.28 per diluted share.  For the nine months ended September 30, 2008, the provision for loan and lease losses and provision for losses associated with unfunded loan commitments amounted to $1,208.3 million compared to $84.7 million for the nine months ended September 30, 2007, an increase of $1,123.6 million.  On an after-tax basis, this increase amounted to approximately $718.6 million or $2.77 per diluted share.

Organic loan growth, disciplined deposit pricing, the ability to access reasonably priced funding sources and banking acquisitions completed in 2008 and 2007 contributed to the growth in net interest income and other banking sources of revenues. Despite the volatile markets, the Corporation’s wealth management segment continued to report growth in fee income.

Throughout 2008, the Corporation has experienced elevated levels of operating expenses due to the increase in expense associated with collection efforts and carrying nonperforming assets. The Corporation estimates that the increase in expense associated with collection efforts and carrying nonperforming assets, net of related revenue, amounted to $12.7 million for the third quarter of 2008 compared to the third quarter of 2007, which on an after-tax basis was approximately $0.03 per diluted share. For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 the increase in net expense amounted to $49.7 million, which on an after-tax basis, was approximately $0.12 per diluted share. In addition, the financial market disruption in September 2008 resulted in unexpected losses and charges in the Corporation’s wealth management segment that amounted to $0.04 per diluted share for the three and nine months ended September 30, 2008.

With regard to the outlook for the remainder of 2008, current interest rate volatility occurring in the market together with the numerous other factors that impact net interest income and the net interest margin have made it very difficult to project the fourth quarter net interest margin with a reasonable degree of certainty. Commercial and industrial loans contracted slightly in the third quarter of 2008 compared to the second quarter of 2008. Commercial and industrial loan growth is expected to be in the low single-digits in the fourth quarter of 2008 compared to the fourth quarter of 2007.  Commercial real estate loan growth for the remainder of 2008 is expected to be relatively modest and consistent with the 1.4% linked quarter loan growth the Corporation experienced in the third quarter of 2008 compared to the second quarter of 2008. Wealth management revenue, which is somewhat affected by market volatility and direction, is expected to show high single-digit to low double-digit growth rates in 2008 compared to 2007.

There are indications that the Corporation’s nonperforming loans in Florida may be stabilizing. However, management expects that the fourth quarter of 2008 will continue to be a difficult quarter for residential real estate markets. A weakening and unstable economy has resulted in increased stress in consumer loans, particularly consumer mortgage loans, especially in Arizona. Management expects the provision for loan and lease losses will continue to be higher than its pre-2007 historical experience prior to the crisis in the national residential real estate markets.  The economy, credit environment and underlying collateral values continue to be rapidly changing and as a result, there are numerous unknown factors at this time that will ultimately affect the timing and amount of nonperforming assets, net charge-offs and the provision for loan and lease losses that will be recognized in the fourth quarter of 2008.  In addition, the timing and amount of charge-offs will continue to be influenced by the Corporation’s strategies for managing its nonperforming loans and leases.  If the economy and real estate markets deteriorate more than management currently expects, the Corporation will experience increased levels of nonperforming assets, increased net charge-offs, a higher provision for loan and lease losses, lower net interest income and increased operating costs due to the expense associated with collection efforts and the operating expense of carrying nonperforming assets.

On November 1, 2007, old Marshall & Ilsley Corporation, the Accounting Predecessor to new Marshall & Ilsley Corporation (which is referred to as “M&I” or the “Corporation”) and its wholly owned subsidiary, Metavante Corporation, the Accounting Predecessor to Metavante Technologies, Inc., (which is referred to as “Metavante”), became two separate publicly traded companies. The Corporation refers to this transaction as the “Separation.”

As part of the Separation, the Corporation received capital contributions of $1,665 million in cash from Metavante, which consisted of a contribution from Metavante of $1,040 million and proceeds of $625 million from Metavante’s issuance of a 25% equity interest to WPM L.P., an affiliate of Warburg Pincus LLC.  In addition, the Corporation received $982 million in repayment of indebtedness that was due from Metavante.

The tangible capital generated from the Separation together with non-credit operating trends have allowed the Corporation to prudently invest in the franchise and maintain a strong capital base in the current credit environment. On October 16, 2008, the Corporation’s Board of Directors declared a $0.32 per share dividend which will be paid in the fourth quarter of 2008. The Corporation does not currently expect it will be required to raise additional dilutive capital in order to continue to maintain its strong capital base. However, the Corporation has announced that it has received preliminary approval to participate in the U.S. Treasury Department’s Capital Purchase Program. See Note 18 in Notes to Financial Statements and “Liquidity and Capital Resources” in this section for a further discussion of the U.S. Treasury Department’s Capital Purchase Program.

The Corporation’s actual results for the remainder of 2008 could differ materially from those expected by management.  See “Forward-Looking Statements” in Item 1A of  this report for a discussion of the various risk factors that could cause actual results to differ materially from expected results.

ACQUISITION ACTIVITIES

On October 13, 2008, the Corporation and Taplin, Canida & Habacht, Inc. (“TCH”) announced the signing of a definitive agreement for the Corporation to acquire a majority equity interest in TCH.  TCH, based in Miami, Florida is an institutional fixed income money manager with approximately $7.5 billion of assets under management as of September 30, 2008. The transaction is not expected to have a material impact on the Corporation’s financial results.  Substantially all of the initial payment by the Corporation will be comprised of M&I common stock.  The transaction is expected to close in the fourth quarter of 2008, subject to regulatory approvals and other customary closing conditions.

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

See Note 8 – Business Combinations in Notes to Financial Statements for further discussion of the Corporation’s acquisition activities.

OTHER NOTEWORTHY TRANSACTIONS AND EVENTS

Some of the other more noteworthy transactions and events that occurred in the nine months ended September 30, 2008 and 2007, by quarter,  consisted of the following:

Third quarter 2008

During the third quarter of 2008, the Corporation’s wealth management segment recognized a loss associated with its securities lending activities. As more fully described in Note 17 in Notes to Financial Statements, Marshall & Ilsley Trust Company N.A. (“M&I Trust”) provides indemnification against loss resulting from the default of a borrower of securities. During the third quarter of 2008, Lehman Brothers declared bankruptcy and failed to return loaned securities when due. Due to volatile market conditions, the cost of the replacement securities exceeded the amount of collateral available to purchase the replacement securities. The loss amounted to $8.4 million and is reported in the line Other within Other Expense in the Consolidated Statements of Income.

Certain entities within the wealth management segment are the investment advisor and trustee of the M&I Employee Benefit Stable Principal Fund (“SPF”).  The SPF periodically participates in securities lending activities. Although not obligated to do so, during the third quarter of 2008, M&I Trust entered into a capital support agreement with SPF due to volatile market conditions.  Under the terms of the agreement, M&I Trust would be required to contribute capital, under certain specific and defined circumstances and not to exceed $30.0 million in the aggregate. The agreement expires December 31, 2008 and contains terms that provide for three month renewals with all of the significant terms, including maximum contribution limits, remaining unchanged. The estimated fair value of the contingent liability under the agreement that is recorded within other liabilities in the consolidated balance sheet and corresponding expense which is reported in the line Other within Other Expense in the Consolidated Statements of Income amounted to $6.6 million.  As of November 7, 2008, no contributions have been made under the agreement.

On an after-tax basis, these losses and charges in the aggregate amounted to $9.1 million or $0.04 per diluted share.

Second quarter 2008

The ongoing deterioration in the national residential real estate markets had a significant adverse affect on the Corporation’s loan and lease portfolio during the second quarter.  The Corporation’s construction and development real estate loans, particularly in Arizona, the west coast of Florida and certain correspondent banking loan participations, exhibited the largest levels of stress. In addition, the amount of impairment increased during the second quarter of 2008 due to the decline in underlying real estate collateral values.  As a result, net charge-offs and the provision for loan and lease losses were significantly higher in the second quarter when compared to the second quarter of 2007.  For the three months ended June 30, 2008, the provision for loan and lease losses and provision for losses associated with unfunded loan commitments amounted to $906.0 million compared to $26.0 million for the three months ended June 30, 2007, an increase of $880.0 million.  On an after-tax basis, this increase amounted to approximately $561.7 million or $2.17 per diluted share.  The increased provision for loan and lease losses and provision for losses associated with unfunded loan commitments resulted in the Corporation reporting a net loss for the three months ended June 30, 2008 and is largely responsible for the reported year to date net loss.

First quarter 2008

On January 2, 2008, the Corporation completed its acquisition of First Indiana.

During the first quarter of 2008 the Corporation recognized income of $39.1 million due to the completion of the initial public offering (“IPO”) by Visa.  As a result of the IPO, Visa redeemed 38.7% of the Class B Visa common stock owned by the Corporation. The gain from the redemption amounted to $26.9 million and is reported in Net investment securities gains in the Consolidated Statements of Income.  In addition, Visa established an escrow for certain litigation matters from the proceeds of the IPO.  As a result of the funded escrow, the Corporation reversed $12.2 million of the litigation accruals that were originally recorded due to the Corporation’s membership interests in Visa which is reported in Other expense in the Consolidated Statements of Income.  On an after-tax basis, these two Visa-related items increased net income by approximately $25.4 million or $0.10 per diluted share.

During the first quarter of 2008 the Corporation recognized an additional income tax benefit of approximately $20.0 million, or $0.08 per diluted share, related to how the TEFRA (interest expense) disallowance should be calculated within a consolidated group.

Third quarter 2007

On July 1, 2007, the Corporation completed its acquisition of Excel Bank Corporation.

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

During the third quarter of 2007, pre-tax gains resulting from capital markets investments, sales of investment securities, and interest rate swap terminations amounted to $14.2 million. Gains in the amount of $8.9 million are reported in Net investment securities gains and the remainder of the gains are reported in the Other line of Other Income in the Consolidated Statements of Income.

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

Net interest income for the third quarter of 2008 amounted to $440.6 million compared to $403.2 million reported for the third quarter of 2007, an increase of $37.4 million or 9.3%.  For the nine months ended September 30, 2008, net interest income amounted to $1,318.7 million compared to $1,197.4 million reported for the nine months ended September 30, 2007, an increase of $121.3 million or 10.1%.  Acquisition-related and organic loan growth and the cash received in the Separation were the primary contributors to the increase in net interest income.  Factors negatively affecting net interest income compared to the prior year included the impact of the financing costs associated with the 2008 and 2007 banking acquisitions, the cost of common stock repurchases, the cost of purchased bank-owned life insurance, the impact on interest income associated with the increase in nonaccrual loans and leases, tightening loan spreads, higher wholesale funding costs and a general shift in the bank issued deposit mix from lower cost to higher cost deposit products.

Average earning assets increased $5.2 billion or 9.7% in the third quarter of 2008 compared to the third quarter of 2007.  Average loans and leases accounted for $5.9 billion of the growth in average earning assets in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  Average investment securities, short-term investments and trading assets increased approximately $0.3 billion in the third quarter of 2008 over the prior year third quarter.  Metavante’s repayment of  its indebtedness to the Corporation on November 1, 2007 resulted in a $1.0 billion decrease in average earning assets in the third quarter of 2008 compared to the third quarter of 2007.

Average interest bearing liabilities amounted to $49.8 billion in the third quarter of 2008 compared to $45.7 billion in the third quarter of 2007, an increase of $4.1 billion or 9.0%.  Average interest bearing deposits increased $4.4 billion or 15.2% in the third quarter of 2008 compared to the third quarter of 2007.  Average total borrowings decreased $0.3 billion or 2.0% in the third quarter of 2008 compared to the same period in 2007.

Average noninterest bearing deposits increased $0.4 billion or 7.2% in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

For the nine months ended September 30, 2008, average earning assets amounted to $57.8 billion compared to $51.8 billion for the nine months ended September 30, 2007, an increase of $6.0 billion or 11.5%.  Average loans and leases accounted for $6.5 billion of the growth in average earning assets in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Average investment securities, short-term investments and trading assets increased approximately $0.5 billion over the comparative nine month periods. Metavante’s repayment of its indebtedness to the Corporation on November 1, 2007 resulted in a decrease of $1.0 billion in average earning assets in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Average interest bearing liabilities increased $4.7 billion or 10.6% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Average interest bearing deposits increased $4.6 billion or 16.2% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Average total borrowings increased approximately $0.1 billion or 0.9% over the comparative nine month period.

For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, average noninterest bearing deposits increased $0.4 billion or 6.4%.

The growth and composition of the Corporation’s quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table  ($ in millions):

Consolidated Average Loans and Leases

	2008			2007		Growth Pct.
	Third	Second	First	Fourth	Third		Prior
	Quarter	Quarter	Quarter	Quarter	Quarter	Annual	Quarter
Commercial loans and leases
Commercial	$15,002	$15,086	$14,389	$13,264	$12,755	17.6%	(0.6	) %
Commercial real estate
Commercial mortgages	12,928	12,695	12,480	11,817	11,592	11.5	1.8
Construction	4,433	4,431	4,463	4,044	3,816	16.2	0.0
Total commercial real estate	17,361	17,126	16,943	15,861	15,408	12.7	1.4

Commercial lease financing	511	517	522	528	510	0.2	(1.1)

Total commercial loans and leases	32,874	32,729	31,854	29,653	28,673	14.7	0.4

Personal loans and leases
Residential real estate
Residential mortgages	7,885	7,944	7,693	6,966	6,774	16.4	(0.7)
Construction	2,284	2,531	2,605	2,764	2,803	(18.5)	(9.8)
Total residential real estate	10,169	10,475	10,298	9,730	9,577	6.2	(2.9)

Personal loans
Student	76	114	121	95	62	23.3	(33.0)
Credit card	265	257	258	255	248	6.9	3.1
Home equity loans and lines	5,027	4,835	4,670	4,344	4,248	18.3	4.0
Other	1,425	1,322	1,211	1,170	1,116	27.7	7.8
Total personal loans	6,793	6,528	6,260	5,864	5,674	19.7	4.1

Personal lease financing	196	199	198	195	186	5.7	(1.5)

Total personal loans and leases	17,158	17,202	16,756	15,789	15,437	11.2	(0.3)

Total consolidated average loans and leases	$50,032	$49,931	$48,610	$45,442	$44,110	13.4%	0.2%

Total consolidated average loans and leases increased $5.9 billion or 13.4% in the third quarter of 2008 compared to the third quarter of 2007.  Total consolidated average loan and lease organic growth, excluding the effect of the banking acquisitions, was 9.5% in the third quarter of 2008 compared to the third quarter of 2007.  Approximately $1.6 billion of the growth in total consolidated average loans and leases was attributable to the banking acquisitions and $4.3 billion of the growth was organic.  Of the $1.6 billion of average growth attributable to the banking acquisitions, $0.4 billion was attributable to average commercial loans and leases, $0.6 billion was attributable to average commercial real estate loans and $0.4 billion was attributable to average residential real estate loans.  Of the $4.3 billion of average loan and lease organic growth, $1.9 billion was attributable to average commercial loans and leases, $1.4 billion was attributable to average commercial real estate loans, and $0.1 billion was attributable to average residential real estate loans.  Average home equity loans and lines increased $0.8 billion or 18.3% in the third quarter of 2008 compared to the third quarter of 2007.  Home equity loan and line growth attributable to the acquisitions was $0.2 billion in the third quarter of 2008 compared to the third quarter of 2007. All other average personal loans and leases increased approximately $0.3 billion in the third quarter of 2008 compared to the same period the prior year.

For the nine months ended September 30, 2008, total consolidated average loans and leases increased $6.5 billion or 15.1% compared to the nine months ended September 30, 2007.  Total consolidated average loan and lease organic growth, excluding the effect of the banking acquisitions, was 9.7% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Approximately $2.1 billion of the growth in total consolidated average loans and leases was attributable to the banking acquisitions and $4.4 billion of the growth was organic.  Of the $2.1 billion of average growth attributable to the banking acquisitions, $0.6 billion was attributable to average commercial loans, $0.9 billion was attributable to average commercial real estate loans and $0.4 billion was attributable to average residential real estate loans. Of the $4.4 billion of average loan and lease organic growth, $1.8 billion was attributable to average commercial loans and leases, $1.4 billion was attributable to average commercial real estate loans, and $0.5 billion was attributable to average residential real estate loans.  Average home equity loans and lines increased $0.6 billion or 13.9% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  All other average personal loans and leases increased $0.3 billion in the nine months ended September 30, 2008 compared to the same period in 2007.

Total average commercial loan and lease organic growth was 13.8% in the third quarter of 2008 compared to the third quarter of 2007.  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, total average commercial loan and lease organic growth was 13.2%.  New business and increased utilization of credit lines by existing customers across the markets the Corporation serves resulted in the strong organic growth in commercial loans and leases in the first nine months of 2008.  Management believes that year-over-year organic commercial loan growth (as a percentage) will be slower than the growth experienced in the nine months ended September 30, 2008. Management expects organic commercial loan and lease growth will be in the low single-digit percentage range in the fourth quarter of 2008 compared to the fourth quarter of 2007.

Total average commercial real estate loan organic growth was 8.6% in the third quarter of 2008 compared to the third quarter of 2007.  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, total average commercial real estate loan organic growth was 9.0%.  The Corporation continues to experience slowing in construction and  development activity and to some extent throughout its commercial real estate business. Commercial real estate loan growth for the remainder of 2008 is expected to be relatively modest and consistent with the 1.4% linked quarter loan growth the Corporation experienced in the third quarter of 2008 compared to the second quarter of 2008.

From a production standpoint, residential real estate loan closings in the third quarter of 2008 were $0.5 billion compared to $0.9 billion in the second quarter of 2008 and $1.2 billion in the third quarter of 2007.  For the nine months ended September 30, 2008, residential real estate closings were $2.8 billion compared to $3.8 billion in the nine months ended September 30, 2007.  The Corporation sells some of its residential real estate production (residential real estate and home equity loans) in the secondary market.  Selected residential real estate loans with rate and term characteristics that are considered desirable are retained in the portfolio.  For the three months ended September 30, 2008 and 2007, real estate loans sold to investors amounted to $0.3 billion, respectively.  For the nine months ended September 30, 2008 and 2007, real estate loans sold to investors amounted to $1.2 billion and $1.5 billion, respectively.  At September 30, 2008 and 2007, the Corporation had approximately $19.0 million and $46.4 million of residential mortgage loans and home equity loans held for sale, respectively. Gains from the sale of mortgage loans amounted to $4.5 million in the third quarter of 2008 compared to $5.1 million in the third quarter of 2007.  For the nine months ended September 30, 2008, gains from the sale of mortgage loans amounted to $18.6 million compared to $24.3 million in the nine months ended September 30, 2007.

Average home equity loan and line organic growth amounted to $0.6 billion or 12.9% in the third quarter of 2008 compared to the third quarter of 2007.  For the nine months ended September 30, 2008, average home equity loan and line organic growth amounted to $0.4 billion or 8.2% compared to the nine months ended September 30, 2007.  This growth reflects, in part, the decline in the national investor base and the shift of more production that meets the Corporation’s underwriting criteria to portfolio. Management expects this trend to continue in the near-term. Average home equity loan and line growth due to the acquisitions amounted to $0.2 billion in each of the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

The sub-prime mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures and some sub-prime lenders have failed. The Corporation considers sub-prime loans to be those loans with high loan-to-value, temporary below market interest rates, which are sometimes referred to as teaser rates, or interest deferral options at the time of origination and credit scores that are less than 620.  The Corporation believes that loans with these characteristics have contributed to the high levels of foreclosures and losses the industry is currently experiencing.  The Corporation does not originate sub-prime mortgages or sub-prime home equity loans or lines for its own portfolio.  However, in the fourth quarter of 2007 and third quarter of 2008 the Corporation experienced a loss and may continue to have loss exposure from loans to entities that are associated with sub-prime mortgage banking.  The Corporation does not originate mortgage loans with variable interest-only payment plans, commonly referred to as “option ARMs.”  Option ARMs may include low introductory interest plans with significant escalation in the rate when the agreement calls for the rate to reset.  The borrower may also be able to fix the monthly payment amount, potentially resulting in negative amortization of the loan.  The Corporation does not originate mortgage loans that permit negative amortization.  A negative amortization provision in a mortgage allows the borrower to defer payment of a portion or all of the monthly interest accrued on the mortgage and to add the deferred interest amount to the mortgage’s principal balance subject to a stated maximum permitted amount of negative amortization.  Once the maximum permitted amount of negative amortization is reached, the borrowers’ monthly payment is reset and is usually significantly higher than the monthly payment made during periods of negative amortization.  The Corporation does participate in the Alt-A market.  The Corporation’s Alt-A products are offered to borrowers with higher credit scores and lower loan-to-value ratios who choose the convenience of less than full documentation in exchange for higher reserve requirements and a higher mortgage rate. Subsequent changes to the Corporation’s Alt-A products include full verification of the borrower’s income and ability to service the debt.  The Corporation’s adjustable rate mortgage loans are underwritten to fully-indexed rates.

Average automobile loans, which are included in other personal loans in the table above, amounted to $527.2 million in the third quarter of 2008 compared to $375.5 million in the third quarter of 2007, an increase of $151.7 million or 40.4%.  For the nine months ended September 30, 2008, average automobile loans amounted to $498.2 million compared to $340.6 million in the nine months ended September 30, 2007, an increase of $157.6 million or 46.3%.  Since the second quarter of 2007, the Corporation discontinued the sale and securitization of automobile loans into the secondary market.  Auto loans securitized and sold during the nine months ended September 30, 2007 amounted to $0.2 billion. For the nine months ended September 30, 2007, net gains from the sale and securitization of auto loans amounted to $1.1 million.

The Corporation refers to certain types of loans that are secured by real estate as construction and development loans. Certain construction and development loans currently have a higher risk profile because the value of the underlying collateral is dependent on the housing-related real estate markets and these loans are somewhat concentrated in markets experiencing elevated levels of stress. Construction and development loans consist of :

Commercial Construction - Loans primarily to mid-sized local and regional companies to construct a variety of commercial projects.

Commercial Land - Loans primarily to mid-sized local and regional companies to acquire and develop land for a variety of commercial projects.

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

The growth and composition of the Corporation’s quarterly average construction and development loans for the current quarter and previous four quarters are reflected in the following table  ($ in millions):

Consolidated Average Construction and Development Loans

	2008			2007		Growth Pct.
	Third	Second	First	Fourth	Third			Prior
	Quarter	Quarter	Quarter	Quarter	Quarter	Annual		Quarter
Commercial
Construction	$4,433	$4,431	$4,463	$4,044	$3,816	16.2%		0.0%
Land	986	992	973	897	864	14.0		(0.7)
Total commercial	5,419	5,423	5,436	4,941	4,680	15.8		(0.1)

Residential
Construction by individuals	1,009	1,013	1,010	1,055	1,012	(0.3)		(0.5)
Land	2,254	2,419	2,511	2,521	2,497	(9.7)		(6.8)
Construction by developers	1,275	1,518	1,595	1,709	1,791	(28.8)		(16.0)
Total residential	4,538	4,950	5,116	5,285	5,300	(14.4)		(8.3)

Total consolidated average construction and development loans	$9,957	$10,373	$10,552	$10,226	$9,980	(0.2	) %	(4.0	) %

Total consolidated average construction and development loans decreased approximately $0.02 billion or 0.2% in the third quarter of 2008 compared to the third quarter of 2007. Total consolidated average construction and development loans in the third quarter of 2008 include approximately $0.3 billion of average construction and development loans that were attributable to the banking acquisitions. Total consolidated average construction and development loans decreased $0.4 billion or 4.0% in the third quarter of 2008 compared to the second quarter of 2008.

At September 30, 2008, total consolidated construction and development loans outstanding amounted to $9.8 billion. Approximately $3.8 billion or 38.7% of these loans are loans associated with Arizona, the west coast of Florida and correspondent banking business channels. Nonperforming construction and development loans represent 60.6% of the Corporation’s total consolidated nonperforming loans and leases at September 30, 2008. Nonperforming construction and development loans associated with Arizona, the west coast of Florida and correspondent banking business channels represent 42.0% of the Corporation’s total consolidated nonperforming loans and leases at September 30, 2008.

The growth and composition of the Corporation’s quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

Consolidated Average Deposits

	2008			2007		Growth Pct.
	Third	Second	First	Fourth	Third		Prior
	Quarter	Quarter	Quarter	Quarter	Quarter	Annual	Quarter
Bank issued deposits
Noninterest bearing deposits
Commercial	$4,305	$4,168	$4,004	$4,016	$3,977	8.2%	3.3%
Personal	1,005	1,056	1,018	943	951	5.7	(4.8)
Other	599	604	607	604	585	2.4	(0.8)
Total noninterest bearing deposits	5,909	5,828	5,629	5,563	5,513	7.2	1.4

Interest bearing activity deposits
Savings and NOW	3,293	3,273	3,202	2,842	2,899	13.6	0.6
Money market	9,072	9,674	9,784	8,987	8,853	2.5	(6.2)
Foreign activity	1,813	1,834	1,965	2,050	2,067	(12.3)	(1.1)
Total interest bearing activity deposits	14,178	14,781	14,951	13,879	13,819	2.6	(4.1)

Time deposits
Other CDs and time deposits	5,152	4,813	4,655	4,449	4,778	7.8	7.0
CDs greater than $100,000	3,881	4,074	4,203	3,897	4,010	(3.2)	(4.7)
Total time deposits	9,033	8,887	8,858	8,346	8,788	2.8	1.6
Total bank issued deposits	29,120	29,496	29,438	27,788	28,120	3.6	(1.3)

Wholesale deposits
Money market	1,473	1,525	1,903	1,823	2,621	(43.8)	(3.5)
Brokered CDs	8,295	7,090	5,102	3,734	3,261	154.4	17.0
Foreign time	800	942	1,285	1,297	842	(5.0)	(15.1)
Total wholesale deposits	10,568	9,557	8,290	6,854	6,724	57.2	10.6

Total consolidated average deposits	$39,688	$39,053	$37,728	$34,642	$34,844	13.9%	1.6%

Average total bank issued deposits increased $1.0 billion or 3.6% in the third quarter of 2008 compared to the third quarter of 2007.  Excluding the effect of the banking acquisitions, average total bank issued deposits decreased approximately $0.6 billion or 2.0% in the third quarter of 2008 compared to the third quarter of 2007.  Approximately $1.6 billion of the growth in average total bank issued deposits was attributable to the banking acquisitions.  Of the $1.6 billion of average growth attributable to the banking acquisitions, $0.2 billion was attributable to average noninterest bearing deposits, $1.0 billion was attributable to average interest bearing activity deposits and $0.4 billion was attributable to average time deposits.  Of the $0.6 billion decrease in organic average bank issued deposits, average interest bearing activity deposits decreased $0.6 billion, average time deposits declined $0.2 billion and average noninterest bearing deposits increased $0.2 billion in the third quarter of 2008 compared to the third quarter of 2007.

For the nine months ended September 30, 2008, average total bank issued deposits increased $1.9 billion or 7.0% compared to the nine months ended September 30, 2007.  Excluding the effect of the banking acquisitions, average total bank issued deposits decreased approximately $0.1 billion or 0.3% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Approximately $2.0 billion of the growth in average total bank issued deposits was attributable to the banking acquisitions.  Of the $2.0 billion of average growth attributable to the banking acquisitions, $0.3 billion was attributable to average noninterest bearing deposits, $1.1 billion was attributable to average interest bearing activity deposits and $0.6 billion was attributable to average time deposits.  Of the $0.1 billion decrease in organic average bank issued deposits, average time deposits declined $0.3 billion and   average interest bearing activity deposits increased $0.2 billion, while average noninterest bearing deposits were relatively unchanged in the first nine months of 2008 compared to the first nine months of 2007.

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

As a result of the recent increased level of high-priced competition and the Corporation’s decision to maintain its pricing discipline, organic growth in average total bank issued interest bearing deposits was relatively unchanged in the first nine months of 2008 compared to first nine months of 2007.  The Corporation continued to experience shifts in the bank issued deposit mix.  In their search for higher yields, both new and existing customers have been migrating their deposit balances to higher cost deposit products.  Management expects this behavior to continue.

Wholesale deposits are funds in the form of deposits generated through distribution channels other than the Corporation’s own banking branches.  The Corporation continues to make use of longer-term wholesale funding alternatives, especially brokered and institutional certificates of deposit. The weighted average maturity of brokered and institutional certificates of deposit issued in 2008 was 12.4 years and the weighted average remaining term of outstanding brokered and institutional certificates of deposit at September 30, 2008 was 10.7 years.  These deposits allow the Corporation’s bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional.  For the three months ended September 30, 2008, average wholesale deposits increased $3.8 billion, or 57.2% compared to the three months ended September 30, 2007.  For the nine months ended September 30, 2008 average wholesale deposits increased $3.0 billion, or 46.9% compared to the nine months ended September 30, 2007. Management currently believes that it has adequate liquidity to ensure that funds are available to the Corporation and each of its banks to satisfy their cash flow requirements.  However, if capital markets deteriorate more than management currently expects, the Corporation could experience stress on its liquidity position.

Total borrowings amounted to $16.0 billion at September 30, 2008 compared to $16.7 billion at December 31, 2007.  During the second quarter of 2008, the Corporation called $15 million in aggregate principal amount of its floating rate junior subordinated deferrable interest debentures and the related $10 million EBC Statutory Trust I trust preferred securities and $5 million EBC Statutory Trust II trust preferred securities.  Also during the second quarter of 2008, the Corporation called $12 million in principal amount of its junior subordinated deferrable interest debentures and the related cumulative preferred capital securities which were acquired in conjunction with the acquisition of First Indiana in the first quarter of 2008. No gain or loss was recognized as a result of these transactions.

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

The Corporation’s consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three and nine months ended September 30, 2008 and 2007, are presented in the following tables ($ in millions):

Consolidated Yield and Cost Analysis

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
			Average			Average
	Average		Yield or	Average		Yield or
	Balance	Interest	Cost (b)	Balance	Interest	Cost (b)
Loans and leases: (a)
Commercial loans and leases	$15,513.1	$206.1	5.29%	$13,264.4	$254.5	7.61%
Commercial real estate loans	17,360.7	254.1	5.82	15,408.6	291.8	7.51
Residential real estate loans	10,168.6	146.3	5.72	9,577.2	172.4	7.14
Home equity loans and lines	5,027.0	77.8	6.16	4,247.8	80.5	7.51
Personal loans and leases	1,962.7	30.4	6.16	1,611.8	31.3	7.71
Total loans and leases	50,032.1	714.7	5.68	44,109.8	830.5	7.47
Loan to Metavante	-	-	-	982.0	10.8	4.36
Investment securities (b):
Taxable	6,386.7	68.9	4.25	6,109.7	78.0	4.99
Tax Exempt (a)	1,122.8	19.1	6.78	1,278.1	21.3	6.62
Total investment securities	7,509.5	88.0	4.62	7,387.8	99.3	5.27
Trading assets (a)	144.4	0.5	1.26	48.8	0.3	1.98
Other short-term investments	386.3	2.2	2.26	393.5	5.3	5.30
Total interest earning assets	$58,072.3	$805.4	5.51%	$52,921.9	$946.2	7.08%

Interest bearing deposits:
Bank issued deposits:
Bank issued interest bearing activity deposits	$14,178.3	$47.4	1.33%	$13,818.7	$126.8	3.64%
Bank issued time deposits	9,033.0	85.4	3.76	8,788.1	110.4	4.98
Total bank issued deposits	23,211.3	132.8	2.28	22,606.8	237.2	4.16
Wholesale deposits	10,568.4	81.1	3.05	6,724.4	87.5	5.16
Total interest bearing deposits	33,779.7	213.9	2.52	29,331.2	324.7	4.39
Short-term borrowings	6,414.4	34.6	2.15	4,490.6	58.5	5.17
Long-term borrowings	9,653.3	109.5	4.51	11,901.8	152.8	5.09
Total interest bearing liabilities	$49,847.4	$358.0	2.86%	$45,723.6	$536.0	4.65%

Net interest margin (FTE)		$447.4	3.06%		$410.2	3.07%
Net interest spread (FTE)			2.65%			2.43%

(a)	Fully taxable equivalent (“FTE”) basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(b)	Based on average balances excluding fair value adjustments for available for sale securities.

Consolidated Yield and Cost Analysis

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
			Average			Average
	Average		Yield or	Average		Yield or
	Balance	Interest	Cost (b)	Balance	Interest	Cost (b)
Loans and leases: (a)
Commercial loans and leases	$15,342.5	$646.2	5.63%	$12,982.8	$738.4	7.60%
Commercial real estate loans	17,144.3	787.4	6.13	14,872.5	841.2	7.56
Residential real estate loans	10,313.1	467.7	6.06	9,377.4	508.3	7.25
Home equity loans and lines	4,844.7	233.2	6.43	4,255.2	239.5	7.53
Personal loans and leases	1,881.5	91.4	6.49	1,558.2	90.8	7.79
Total loans and leases	49,526.1	2,225.9	6.00	43,046.1	2,418.2	7.51
Loan to Metavante	-	-	-	982.0	32.4	4.41
Investment securities (b):
Taxable	6,534.2	218.2	4.45	6,147.3	233.8	5.03
Tax Exempt (a)	1,183.5	60.2	6.85	1,288.7	64.4	6.74
Total investment securities	7,717.7	278.4	4.81	7,436.0	298.2	5.32
Trading assets (a)	161.5	1.6	1.29	49.5	0.7	2.01
Other short-term investments	363.1	7.3	2.68	313.0	12.2	5.22
Total interest earning assets	$57,768.4	$2,513.2	5.81%	$51,826.6	$2,761.7	7.12%

Interest bearing deposits:
Bank issued deposits:
Bank issued interest bearing activity deposits	$14,635.1	$190.7	1.74%	$13,359.0	$362.2	3.62%
Bank issued time deposits	8,926.5	275.4	4.12	8,625.9	317.8	4.93
Total bank issued deposits	23,561.6	466.1	2.64	21,984.9	680.0	4.14
Wholesale deposits	9,475.9	239.7	3.38	6,452.6	247.0	5.12
Total interest bearing deposits	33,037.5	705.8	2.85	28,437.5	927.0	4.36
Short-term borrowings	6,542.4	126.2	2.58	4,346.4	169.4	5.21
Long-term borrowings	9,770.4	341.6	4.67	11,823.4	446.8	5.05
Total interest bearing liabilities	$49,350.3	$1,173.6	3.18%	$44,607.3	$1,543.2	4.63%

Net interest margin (FTE)		$1,339.6	3.10%		$1,218.5	3.14%
Net interest spread (FTE)			2.63%			2.49%

(a)	Fully taxable equivalent (“FTE”) basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(b)	Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin FTE decreased one basis point from 3.07% in the third quarter of 2007 to 3.06% in the third quarter of 2008.  For the nine months ended September 30, 2008, the net interest margin FTE was 3.10% compared to 3.14% for the nine months ended September 30, 2007, a decrease of four basis points. The Corporation continued to experience loan growth that exceeded its generation of  lower cost bank-issued deposits and the movement of new and existing deposits into higher cost products.  In addition, the cash acquisition of First Indiana, share repurchases and the increase in nonaccrual loans reduced net interest income and were additional sources of contraction to the net interest margin.

Net interest income and the net interest margin percentage can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation’s markets, prepayment activity, future interest rate changes, levels of nonaccrual loans and various other factors. The current interest rate volatility occurring in the market together with the interrelationships between the numerous other factors that impact net interest income and the net interest margin have made it very difficult to project the fourth quarter of 2008 net interest margin with a reasonable degree of certainty.

PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY

The following tables present comparative consolidated credit quality information as of September 30, 2008 and the prior four quarters:

Nonperforming Assets
($000’s)

	2008			2007
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual	$1,260,642	$1,006,757	$774,137	$686,888	$445,750
Renegotiated	89,486	16,523	97	224,398	107
Past due 90 days or more	12,070	17,676	12,784	13,907	7,736
Total nonperforming loans and leases	1,362,198	1,040,956	787,018	925,193	453,593
Other real estate owned	267,224	207,102	177,806	115,074	77,350
Total nonperforming assets	$1,629,422	$1,248,058	$964,824	$1,040,267	$530,943
Allowance for loan and lease losses	$1,031,494	$1,028,809	$543,539	$496,191	$452,697

Consolidated Statistics

	2008			2007
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Net charge-offs to average loans and leases annualized	1.21%	3.23%	1.08%	1.67%	0.23%
Total nonperforming loans and leases to total loans and leases	2.70	2.07	1.60	2.00	1.01
Total nonperforming assets to total loans and leases and other real estate owned	3.21	2.47	1.95	2.24	1.18
Allowance for loan and lease losses to total loans and leases	2.05	2.05	1.10	1.07	1.01
Allowance for loan and lease losses to total nonperforming loans and leases	76	99	69	54	100

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

Generally, loans that are 90 days or more past due as to interest or principal are placed on nonaccrual.  Exceptions to these rules are generally only for loans fully collateralized by readily marketable securities or other relatively risk free collateral and certain personal loans.  In addition, a loan may be placed on nonaccrual when management makes a determination that the facts and circumstances warrant such classification irrespective of the current payment status.  At September 30, 2008, approximately $213.6 million or 15.7% of the Corporation’s total nonperforming loans and leases were less than 30 days past due. In addition, approximately $141.9 million or 10.4% of the Corporation’s total nonperforming loans and leases were greater than 30 days past due but less than 90 days past due at September 30, 2008.  In total, approximately $355.5 million or 26.1% of the Corporation’s total nonperforming loans and leases were less than 90 days past due at September 30, 2008.

At September 30, 2008, nonperforming loans and leases amounted to $1,362.2 million or 2.70% of consolidated loans and leases compared to $1,041.0 million or 2.07% of consolidated loans and leases at June 30, 2008 and $453.6 million or 1.01% of consolidated loans and leases at September 30, 2007.

Nonperforming loans and leases at September 30, 2008 increased by $321.2 million compared to June 30, 2008. The Corporation sold $105.3 million of nonaccrual real estate loans during the third quarter of 2008 and has sold approximately $291.9 million of nonaccrual real estate loans during the first nine months of 2008. Nonperforming loans associated with the January 2, 2008 acquisition of First Indiana amounted to $32.9 million at September 30, 2008.

Troubled-debt restructured loans, which the Corporation refers to as “renegotiated,” amounted to $89.5 million at September 30, 2008 compared to $16.5 million at June 30, 2008. The Corporation recognizes that many consumers are currently far more leveraged than prudent and in a very difficult financial position with a weakening economy compounded by falling home values. In order to avoid foreclosure in the future, the Corporation has begun to restructure loan terms for certain qualified borrowers  that have demonstrated the ability to make the restructured payments for a specified period of time. The Corporation expects the restructuring of loan terms will continue and the balance of renegotiated loans will increase in future quarters.  As previously reported, during the first quarter of 2008, the renegotiated portion of the Franklin Credit Management Corp. (“Franklin”) loan, which was $224.3 million at December 31, 2007, was reclassified to performing status.  While Franklin continues to be in compliance with the restructured terms, declining cash collections, rising delinquencies and higher than expected servicing expenses indicated that there was additional impairment associated with Franklin at September 30, 2008.  As a result, during the third quarter of 2008 a charge-off of $16.5 million was taken with respect to the subordinated tranches of Franklin and the remaining $1.9 million of the affected tranches was placed on nonaccrual. At September 30, 2008 the Corporation’s exposure to the accruing portion of Franklin amounted to $138.0 million.

The following table shows the Corporation’s nonperforming loans and leases by type of loan or lease at September 30, 2008 and June 30, 2008.

Major Categories of Nonperforming Loans & Leases
($ in millions)

	September 30, 2008				June 30, 2008
		Percent	Non-	% Non-		Percent	Non-	% Non-
	Total	of Total	Performing	Performing	Total	of Total	Performing	Performing
	Loans &	Loans &	Loans &	to Loan &	Loans &	Loans &	Loans &	to Loan &
	Leases	Leases	Leases	Lease Type	Leases	Leases	Leases	Lease Type

Commercial loans & leases	$15,711	31.2%	$117.2	0.75%	$15,842	31.5%	$77.7	0.49%

Commercial real estate
Commercial land and construction	5,405	10.7	211.7	3.92	5,355	10.7	190.9	3.56
Other commercial real estate	12,114	24.0	145.2	1.20	11,891	23.7	109.1	0.92
Total commercial real estate	17,519	34.7	356.9	2.04	17,246	34.4	300.0	1.74

Residential real estate
1 - 4 family	5,675	11.3	195.9	3.45	5,632	11.2	120.6	2.14
Construction by individuals	963	1.9	64.1	6.65	1,013	2.0	44.7	4.41
Residential land and construction by developers	3,391	6.7	549.6	16.21	3,601	7.2	425.0	11.80
Total residential real estate	10,029	19.9	809.6	8.07	10,246	20.4	590.3	5.76

Consumer loans & leases
Home equity loans and lines of credit	5,053	10.0	68.8	1.36	4,992	9.9	55.6	1.11
Other consumer loans and leases	2,105	4.2	9.7	0.46	1,907	3.8	17.4	0.91
Total consumer loans & leases	7,158	14.2	78.5	1.10	6,899	13.7	73.0	1.06

Total loans & leases	$50,417	100.0%	$1,362.2	2.70%	$50,233	100.0%	$1,041.0	2.07%

Nonperforming commercial loans and leases amounted to $117.2 million at September 30, 2008 compared to $77.7 million at June 30, 2008, an increase of $39.5 million or 50.8%. Approximately $10.7 million or 27.1% of the increase in nonperforming commercial loans and leases at September 30, 2008 compared to June 30, 2008 was attributable to one large nonperforming commercial loan.

The national residential real estate markets continued to show signs of stress and deterioration during the third quarter and first nine months of 2008.  Consistent with recent quarters, nonperforming real estate loans were the primary source of the Corporation’s nonperforming loans and leases and represented 85.6% of total nonperforming loans and leases at September 30, 2008.  Nonperforming real estate loans amounted to $1,166.5 million at September 30, 2008 compared to $890.3 million at June 30, 2008, an increase of $276.2 million or 31.0%. Nonperforming loans associated with construction and development loans, amounted to $825.4 million at September 30, 2008 compared to $660.6 million at June 30, 2008, an increase of $164.8 million or 24.9%, which is net of the nonaccrual construction and development loans that were sold during the third quarter of 2008.  Nonperforming construction and development loans represented 70.8% of the Corporation’s nonperforming real estate loans and 60.6% of the Corporation’s total nonperforming loans and leases at September 30, 2008.

Nonperforming 1-4 family residential real estate loans increased $75.3 million or 62.4% compared to June 30, 2008 and amounted to $195.9 million or 3.45% of total 1-4 family residential real estate loans at September 30, 2008. Increased economic stress on consumers has resulted in further deterioration in these loans in all of the Corporation’s markets and most notably in Arizona, which contributed $54.5 million or 72.4% of the increase in nonperforming 1-4 family residential real estate loans at September 30, 2008 compared to June 30, 2008.

Nonperforming consumer loans and leases amounted to $78.5 million at September 30, 2008 compared to $73.0 million at June 30, 2008, an increase of $5.5 million or 7.5%. The levels (percent of nonperforming loans and leases to loans and leases outstanding) of nonperforming consumer loans and leases have remained relatively stable since June 30, 2008.

The following table presents a geographical summary of nonperforming loans and leases at September 30, 2008 and June 30, 2008.

Geographical Summary of Nonperforming Loans & Leases
($ in millions)

	September 30, 2008				June 30, 2008
		Percent	Non-	% Non-		Percent	Non-	% Non-
	Total	of Total	Performing	Performing	Total	of Total	Performing	Performing
	Loans &	Loans &	Loans &	to Loan &	Loans &	Loans &	Loans &	to Loan &
Geographical Summary	Leases	Leases	Leases	Lease Type	Leases	Leases	Leases	Lease Type
Wisconsin	$18,087	35.9%	$154.8	0.86%	$18,189	36.2%	$129.0	0.71%
Arizona	7,770	15.4	611.9	7.87	7,867	15.7	383.2	4.87
Minnesota	5,342	10.6	120.2	2.25	5,299	10.5	92.5	1.75
Missouri	3,518	7.0	35.1	1.00	3,445	6.9	31.5	0.91
Florida	3,103	6.1	145.2	4.68	3,016	6.0	150.0	4.97
Kansas & Oklahoma	1,255	2.5	26.6	2.12	1,328	2.6	33.7	2.54
Indiana	1,555	3.1	32.1	2.06	1,517	3.0	22.4	1.48
Others	9,787	19.4	236.3	2.41	9,572	19.1	198.7	2.08
Total	$50,417	100.0%	$1,362.2	2.70%	$50,233	100.0%	$1,041.0	2.07%

The housing-related stress continues to exist in both core and acquired loans.  At September 30, 2008, nonperforming loans in Arizona amounted to $611.9 million, which was 44.9% of total consolidated nonperforming loans and leases at September 30, 2008.  Approximately $447.7 million or 73.2% of nonperforming loans in Arizona at September 30, 2008 were construction and development loans. By comparison at June 30, 2008, nonperforming loans in Arizona amounted to $383.2 million, which was 36.8% of total consolidated nonperforming loans and leases at June 30, 2008.  Approximately $300.2 million or 78.3% of nonperforming loans in Arizona at June 30, 2008 were construction and development loans. Nonperforming loans in Florida amounted to $145.2 million or 4.68% of  total Florida loans at September 30, 2008 compared to nonperforming loans in Florida of $150.0 million or 4.97% of total Florida loans at June 30, 2008. Approximately $92.9 million or 64.0% of nonperforming loans in Florida at September 30, 2008 were construction and development loans. While the level of nonperforming loans in relation to total loans remains elevated in Florida, the Corporation believes that the amount of its nonperforming loans in Florida may be showing signs of stabilizing.

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans. OREO amounted to $267.2 million at September 30, 2008, compared to $207.1 million at June 30, 2008. At September 30, 2008, properties acquired in partial or total satisfaction of problem loans consisted of construction and development of $212.3 million, 1-4 family residential real estate of $41.4 million and commercial real estate of $13.5 million.  At June 30, 2008, properties acquired in partial or total satisfaction of problem loans consisted of construction and development of $165.9 million, 1-4 family residential real estate of $31.0 million and commercial real estate of $10.2 million.  Since June 30, 2008, OREO construction and development properties increased $46.4 million, 1-4 family residential real estate properties increased $10.4 million and commercial real estate properties increased $3.3 million.  As a result of the soft real estate market and the increased possibility of foreclosures due to the elevated levels of nonperforming loans, management expects that OREO will continue to increase throughout the remainder of 2008.

The following table presents the reconciliation of the allowance for loan and lease losses for the current quarter and the prior four quarters:

Reconciliation of Allowance for Loan and Lease Losses
($000’s)

	2008			2007
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Beginning balance	$1,028,809	$543,539	$496,191	$452,697	$431,012

Provision for loan and lease losses	154,962	885,981	146,321	235,060	41,526

Allowance of banks and loans acquired	-	-	32,110	-	6,200

Loans and leases charged-off
Commercial	32,850	39,892	4,464	58,535	4,612
Real estate	123,990	362,625	123,815	130,384	19,143
Personal	6,263	5,643	6,872	4,859	6,102
Leases	192	659	678	889	361
Total charge-offs	163,295	408,819	135,829	194,667	30,218

Recoveries on loans and leases
Commercial	2,277	2,295	875	1,336	1,902
Real estate	6,938	4,269	2,280	434	884
Personal	1,439	1,172	1,167	978	938
Leases	364	372	424	353	453
Total recoveries	11,018	8,108	4,746	3,101	4,177
Net loans and leases charged-off	152,277	400,711	131,083	191,566	26,041

Ending balance	$1,031,494	$1,028,809	$543,539	$496,191	$452,697

Net charge-offs amounted to $152.3 million or 1.21% of average loans and leases in the third quarter of 2008 compared to $400.7 million or 3.23% of average loans and leases in the second quarter of 2008 and $26.0 million or 0.23% of average loans and leases in the third quarter of 2007.  For the nine months ended September 30, 2008, net charge-offs amounted to $684.1 million or 1.85% of average loans and leases compared to $64.3 million or 0.20% of average loans and leases for the nine months ended September 30, 2007.

Consistent with the first and second quarters of 2008, net charge-offs in the third quarter of 2008 were concentrated in three areas which the Corporation refers to as business channels.  Net charge-offs for the Arizona business channel amounted to $70.2 million, net charge-offs for the west coast of Florida business channel amounted to $15.6 million and net charge-offs for the correspondent banking business channel amounted to $16.0 million. The aggregate net charge-offs for these three business channels amounted to $489.7 million or 71.6 % of total net charge-offs for the nine months ended September 30, 2008. Included in net charge-offs were the net charge-offs related to the loans that were sold during the three and nine months ended September 30, 2008.

Net charge-offs of real estate loans amounted to $117.1 million or 76.9% of total net charge-offs in the third quarter of 2008.  For the nine months ended September 30, 2008, net charge-offs of real estate loans amounted to $596.9 million or 87.3% of net charge-offs in the first nine months of 2008.  For the three and nine months ended September 30, 2008, approximately $89.1 million and $524.7 million, respectively, of the real estate loan net charge-offs were construction and development loan net charge-offs.

The provision for loan and lease losses amounted to $155.0 million in the third quarter of 2008.  By comparison, the provision for loan and lease losses amounted to $886.0 million in the second quarter of 2008 and $41.5 million in the third quarter of 2007.  For the nine months ended September 30, 2008, the provision for loan and lease losses amounted to $1,187.3 million compared to $84.7 million for the nine months ended September 30, 2007.  The provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.  At September 30, 2008, the allowance for loan and lease losses amounted to $1,031.5 million compared to $452.7 million at September 30, 2007, an increase of $578.8 million.  The ratio of the allowance for loan and lease losses to total loans and leases was 2.05% at September 30, 2008 compared to 1.01% at September 30, 2007. The increase in the allowance for loan and leases at September 30, 2008 reflects the increase in new nonperforming loans, elevated net charge-offs and decline in collateral values underlying real estate loans.

As previously discussed, real estate-related loans and more particularly, construction and development real estate loans that are primarily concentrated on the west coast of Florida and in Arizona have been the primary contributors to the increase in nonperforming loans and leases and net charge-offs in recent quarters.  Real estate related loans made up the majority of the Corporation’s nonperforming loans and leases at September 30, 2008.  Historically, the Corporation’s loss experience with real estate loans has been relatively low due to the sufficiency of the underlying real estate collateral.  In a stressed real estate market such as currently exists, the value of the collateral securing the loans has become one of the most important factors in determining the amount of loss incurred and the appropriate amount of allowance for loan and lease losses to record at the measurement date.  The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote.  However, in many cases, declining real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loan which has required significant additional charge-offs. Declining collateral values have significantly contributed to the elevated levels of net charge-offs and the increase in the provision for loan and lease losses that the Corporation experienced in recent quarters.

The amount of cumulative charge-offs recorded on the Corporation’s nonperforming loans was approximately $345.2 million or 20.2% of the unpaid principal balance of its nonperforming loans outstanding at September 30, 2008.  These charge-offs have reduced the carrying value of these nonperforming loans and leases to an amount that is estimated to be collectible with no further allowance required at the measurement date.

The Corporation re-assesses the timeliness and propriety of appraisals for collateral dependent loans on an ongoing basis and has increased the frequency of obtaining indications of collateral values in current higher risk segments within its real estate portfolio such as the volatile real estate markets on the west coast of Florida and in Arizona. In addition, the Corporation uses a variety of sources such as recent sales of loans and sales of OREO to validate the collateral values used to determine the amount of loss exposure at the measurement date.

Management expects the prevailing economic and national housing market condition will continue through the fourth quarter of 2008 and well into 2009. The level of net charge-offs and the recorded allowance for loan and lease losses are based on management’s best estimate of the losses incurred at the measurement date.  Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated. Management expects the provision for loan and lease losses will continue to be higher than its pre-2007 historical experience prior to the crisis in the national residential real estate markets. Rapidly changing collateral values, general economic conditions and numerous other factors continue to create volatility in the housing markets and have increased the possibility that additional losses may have to be recognized with respect to the Corporation’s current nonperforming assets.  In addition, further deterioration in the economy and national housing markets beyond management’s  current expectations could result in an increase in the amount of nonperforming assets, net charge-offs and provisions for loan and lease losses reported in future quarters. Those amounts could be significantly higher than the nonperforming assets, net charge-offs and provisions for loan and lease losses reported in the third quarter of 2008.

The Corporation will continue to proactively manage its problem loans and nonperforming assets and be aggressive to isolate, identify and assess its underlying loan and lease portfolio credit quality.  The Corporation has developed and continues to develop strategies, such as selective sales of nonperforming loans and restructuring loans to qualified borrowers, to mitigate its loss exposure.  Construction and development loans tend to be more complex and may take more time to attain a satisfactory resolution.  Depending on the facts and circumstances, acquiring real estate collateral in partial or total satisfaction of problem loans may continue to be the best course of action to take in order to mitigate the Corporation’s exposure to loss.

OTHER INCOME

Total other income in the third quarter of 2008 amounted to $183.8 million compared to $183.3 million in the same period last year. The increase in other income was primarily due to growth in wealth management services revenue, service charges on deposits, life insurance revenue and income from OREO. Total other income for the third quarter of 2007 included gains resulting from private equity investments, sales of investment securities and interest rate swap terminations that amounted to $14.2 million. Gains in the amount of $8.9 million in 2007 are reported in Net investment securities gains and the remainder of the gains are reported in the Other line within Other Income in the Consolidated Statements of Income. Excluding net investment securities gains in the third quarters of 2008 and 2007 and gains from interest rate swap terminations in the third quarter of 2007, total other income in the third quarter of 2008 amounted to $182.8 million compared to $169.1 million in the third quarter of 2007, an increase of  $13.7 million or 8.1%.

For the nine months ended September 30, 2008, total other income amounted to $582.1 million compared to $525.4 million in the same period last year, an increase of $56.7 million or 10.8%. The increase in other income was primarily due to growth in wealth management services revenue, service charges on deposits, life insurance revenue and income from OREO. Total other income in the first nine months of 2008 and 2007 was affected by net investment securities gains that amounted to $27.2 million for the nine months ended September 30, 2008 compared to $29.9 million for the nine months ended September 30, 2007. Excluding net investment securities gains and gains from interest rate swap terminations, total other income in the nine months ended September 30, 2008 amounted to $554.9 million compared to $490.2 million in the nine months ended September 30, 2007, an increase of $64.7 million or 13.2%.

Wealth management revenue amounted to $71.3 million in the third quarter of 2008 compared to $66.5 million in the third quarter of 2007, an increase of $4.8 million or 7.3%.  For the nine months ended September 30, 2008, wealth management revenue amounted to $218.0 million compared to $192.8 million for the nine months ended September 30, 2007, an increase of $25.2 million or 13.1%. Approximately $2.5 million of the wealth management revenue growth in the first nine months of 2008 compared to the first nine months of 2007 was attributable to the North Star acquisition. Assets under management (“AUM”) were $24.4 billion at September 30, 2008 compared to approximately $26.6 billion at September 30, 2007. Average AUM in the third quarter of 2008 was relatively unchanged compared to average AUM for the third quarter of 2007. Average AUM for the nine months ended September 30, 2008 increased $1.2 billion or 4.9% compared to average AUM for the nine months ended September 30, 2007.  Assets under administration (“AUA”) were $101.3 billion at September 30, 2008 compared to $109.4 billion at September 30, 2007. Average AUA in the third quarter of 2008 was relatively unchanged compared to average AUA for the third quarter of 2007. Average AUA for the nine months ended September 30, 2008 increased $4.3 billion or 4.2% compared to average AUA for the nine months ended September 30, 2007. The contraction in period-end AUM and AUA reflects the effect of certain expected balance drawdowns as well as the continued downturn in the equity markets. The market environment resulted in slower revenue growth in personal and institutional trust in the third quarter of 2008. However, sales and pipelines have remained stable since the second quarter of 2008. Revenue from operations outsourcing services and securities lending continued to grow during the third quarter of 2008. Revenue from operations outsourcing is expected to continue to expand as sales and pipeline opportunities remain strong. The Corporation expects to continue to attract assets for management and administration through increased sales and the pending acquisition of TCH. Management expects wealth management revenue to show high single-digit to low double-digit annual percentage growth rates in 2008.  Wealth management revenue is affected by market volatility and direction which could cause wealth management revenue in 2008 to differ from the revenue expected by management.

Service charges on deposits amounted to $36.7 million in the third quarter of 2008 compared to $30.9 million in the third quarter of 2007, an increase of $5.8 million or 18.8%.  For the nine months ended September 30, 2008, service charges on deposits amounted to $110.3 million compared to $88.6 million for the nine months ended September 30, 2007, an increase of $21.7 million or 24.4%.  The banking acquisitions contributed $4.0 million and $13.0 million of the growth in service charges on deposits for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively.  A portion of this source of fee income is sensitive to changes in interest rates.  In a declining rate environment, customers that pay for services by maintaining eligible deposit balances receive a lower earnings credit that results in higher fee income.  Excluding the effect of the banking acquisitions, higher service charges on deposits associated with commercial demand deposits accounted for the majority of the increase in revenue in the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007.

Total mortgage banking revenue was $5.5 million in the third quarter of 2008 compared to $6.5 million in the third quarter of 2007, a decrease of $1.0 million.  For the nine months ended September 30, 2008, total mortgage banking revenue was $21.5 million compared to $28.6 million in the nine months ended September 30, 2007, a decrease of $7.1 million.  For the three and nine months ended September 30, 2008, the Corporation sold $0.3 billion and $1.2 billion, respectively, of residential mortgage and home equity loans in the secondary market.  For the three and nine months ended September 30, 2007, the Corporation sold $0.3 billion and $1.5 billion, respectively, of residential mortgage and home equity loans in the secondary market.

Net investment securities gains amounted to $1.0 million in the third quarter of 2008 compared to $8.9 million in the third quarter of 2007.  For the nine months ended September 30, 2008, net investment securities gains amounted to $27.2 million compared to $29.9 million in the nine months ended September 30, 2007.  Approximately $1.0 million and $2.7 million of the gains recognized in the three and nine months ended September 30, 2008, respectively were related to private equity investments.   During the first quarter of 2008, in conjunction with its IPO, Visa redeemed 38.7% of the Class B Visa common stock owned by the Corporation.  The gain from the redemption amounted to $26.9 million. Approximately $4.0 million and $5.9 million of the gains recognized in the three and nine months ended September 30, 2007, respectively were related to private equity investments. During the third quarter of 2007, $672.9 million of government agency investment securities designated as available for sale were sold at a gain of $4.3 million. During the second quarter of 2007, the Corporation sold its investment in MasterCard Class B common shares and realized a gain of $19.0 million.

Life insurance revenue amounted to $12.8 million for the three months ended September 30, 2008 compared to $10.5 million for the three months ended September 30, 2007, an increase of $2.3 million or 21.8%.  For the nine months ended September 30, 2008, life insurance revenue amounted to $37.1 million compared to $26.0 million for the nine months ended September 30, 2007, an increase of $11.1 million or 42.8%.  During the second half of 2007, the Corporation purchased $286.6 million of additional bank-owned life insurance.  Those purchases along with bank-owned life insurance acquired in the banking acquisitions and death benefit gains were the primary contributors to the increase in life insurance revenue in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

OREO income primarily consists of gains from the sale of OREO and amounted to $4.0 million in the third quarter of 2008 compared to $0.3 million in the third quarter of 2007, an increase of $3.7 million.  For the nine months ended September 30, 2008, OREO income amounted to $6.8 million compared to $1.3 million for the nine months ended September 30, 2007, an increase of $5.5 million.

Other income in the third quarter of 2008 amounted to $52.6 million compared to $59.8 million in the third quarter of 2007, a decrease of $7.2 million or 12.0%.  For the nine months ended September 30, 2008, other income amounted to $161.3 million compared to $158.1 million for the nine months ended September 30, 2007, an increase of $3.2 million or 2.0%. As previously discussed, other income for the three and nine months ended September 30, 2007 include gains of $5.3 million from the extinguishment of $370.0 million of Federal Home Loan Bank (“FHLB”) advances and termination of pay fixed / receive floating interest rate swaps that were designated cash flow hedges on the FHLB advances. Other income for the three and nine months ended September 30, 2007 also include gains resulting from a favorable lawsuit settlement that in total amounted to $1.8 million.  A final settlement for three branches in Tulsa, Oklahoma that were sold in the fourth quarter of 2007 resulted in additional gain of $2.4 million during the first quarter of 2008.  Increased fees and income from the banking acquisitions as well as organic growth in a variety of sources of fees and income, especially trading income and card-related fees were offset by lower auto securitization revenues and the loss of service fee revenue charged to Metavante in 2007.

OTHER EXPENSE

Total other expense for the three months ended September 30, 2008 amounted to $360.0 million compared to $293.5 million for the three months ended September 30, 2007, an increase of $66.5 million or 22.7%.  For the nine months ended September 30, 2008, total other expense amounted to $1,056.2 million compared to $868.8 million for the nine months ended September 30, 2007, an increase of $187.4 million or 21.6%.

Total other expense for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 included increased credit and collection-related expenses, increased expenses associated with the acquisition, valuation and holding of OREO properties and increased provisions for loss exposures associated with unfunded loan commitments and other credit-related liabilities. Approximately $16.3 million of the operating expense growth in the third quarter of 2008 compared to the third quarter of 2007 and $77.2 million of the operating expense growth in the first nine months of 2008 compared to the first nine months of 2007 were attributable to these items.

Total other expense for the three and nine months ended September 30, 2008 included the operating expenses associated with the banking acquisitions in 2008 and 2007 and the 2007 wealth management acquisition.  The operating expenses of the acquired entities have been included in the Corporation’s consolidated operating expenses from the dates the transactions were completed. Approximately $11.6 million of the operating expense growth in the third quarter of 2008 compared to the third quarter of 2007 and $44.7 million of the operating expense growth in the first nine months of 2008 compared to the first nine months of 2007 were attributable to the acquisitions.

Total other expense for the three and nine months ended September 30, 2008 include the impact of the financial market disruption in September 2008. The market disruption resulted in unexpected losses and charges in the Corporation’s wealth management segment that amounted to $15.0 million.

Total other expense for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 included residual write-downs of $4.8 million associated with direct financial leases of pick-up trucks and sport utility vehicles (“SUVs”).

During the first quarter of 2008, Visa established an escrow for certain litigation matters from the proceeds of its IPO.  As a result, the Corporation reversed part of its litigation accruals that were originally recorded due to the Corporation’s membership interests in Visa in an amount equal to its pro rata share of the funded escrow.  Included in total other expense for the nine months ended September 30, 2008 is the reversal of $12.2 million related to the Visa litigation matters.

Total other expense for the nine months ended September 30, 2007 included the loss of $9.5 million related to the call of the Corporation’s 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities that occurred in the first quarter of 2007.

The Corporation estimates that its expense growth in the three months ended September 30, 2008 compared to the three months ended September 30, 2007, excluding the items previously discussed, was approximately $23.6 million or 8.2%.  The Corporation estimates that its expense growth in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, excluding the items previously discussed, was approximately $67.3 million or 8.1%.  This expense growth reflects in part increased expenses associated with updating certain internal systems and the continued expansion in markets outside of Wisconsin.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic.  The efficiency ratio is calculated by taking total other expense divided by the sum of total other income (including Private Equity revenue but excluding other investment securities gains or losses) and net interest income on a fully taxable equivalent basis.  The Corporation’s efficiency ratios for the three months ended September 30, 2008 and prior four quarters were:

Efficiency Ratios

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2008	2008	2008	2007	2007
Consolidated Corporation	57.0%	59.3%	50.6%	71.2%	49.9%

The efficiency ratio for the third quarter of 2008 was adversely affected by the increase in credit and collection-related expenses, net expenses associated with OREO properties and the unexpected losses and charges associated with the financial market disruption in September 2008. The estimated net impact to the Corporation’s efficiency ratio for the three months ended September 30, 2008 from these items was approximately 5.3%.

The efficiency ratio for the second quarter of 2008 was adversely affected by the increase in credit and collection- related expenses, net expenses associated with OREO properties, provisions for loss exposures associated with unfunded loan commitments and other credit-related liabilities and the residual value write-downs on SUVs. The estimated net impact to the Corporation’s efficiency ratio for the three months ended June 30, 2008 from these items was approximately 8.3%.

The efficiency ratio for the first quarter of 2008 was adversely affected by the increase in credit and collection-related expenses and net expenses associated with OREO properties. However, the  efficiency ratio for the first quarter of 2008 was positively impacted by the reversal of the liability related to the Visa litigation matters. The estimated net impact to the Corporation’s efficiency ratio for the three months ended March 31, 2008 from these items was approximately 1.1%.

The efficiency ratio for the fourth quarter of 2007 was adversely affected by charitable contribution expenses, the original Visa litigation accrual and a debt termination loss and was positively impacted by gain from the divestiture of three bank branches. The estimated net impact to the Corporation’s efficiency ratio for the three months ended December 31, 2007 from these items was approximately 17.5%.

Salaries and employee benefits expense amounted to $184.0 million in the third quarter of 2008 compared to $166.8 million in the third quarter of 2007, an increase of $17.2 million or 10.3%.  For the nine months ended September 30, 2008, salaries and employee benefits expense amounted to $545.3 million compared to $485.9 million for the nine months ended September 30, 2007, an increase of $59.4 million or 12.2%. Salaries and employee benefits related to credit and collection contributed approximately $2.1 million and $4.1 million to the expense growth in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively. Salaries and employee benefits related to the acquisitions contributed approximately $5.7 million and $21.8 million to the expense growth in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively.

Net occupancy and equipment expense for three months ended September 30, 2008 amounted to $31.7 million, compared to $27.7 million for the three months ended September 30, 2007, an increase of $4.0 million or 14.4%.  For the nine months ended September 30, 2008, net occupancy and equipment expense amounted to $94.1 million compared to $83.2 million for the nine months ended September 30, 2007, an increase of $10.9 million or 13.1%.  Net occupancy and equipment expense related to the acquisitions contributed approximately $1.7 million and $6.8 million to the expense growth in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively.

Software and processing expenses amounted to $39.7 million in the third quarter of 2008 compared to $38.8 million in the third quarter of 2007, an increase of $0.9 million or 2.4%.  For the nine months ended September 30, 2008, software and processing expenses amounted to $118.1 million compared to $113.5 million for the nine months ended September 30, 2007, an increase of $4.6 million or 4.0%.  The acquisitions accounted for $0.5 million and $1.8 million of the expense growth for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively.

Supplies and printing expense and shipping and handling expense amounted to $9.3 million in the third quarter of 2008 compared to $10.5 million in the third quarter of 2007, a decrease of $1.2 million or 11.6%.  For the nine months ended September 30, 2008, supplies and printing expense and shipping and handling expense amounted to $32.6 million compared to $31.9 million in the first nine months of 2007, an increase of $0.7 million or 2.1%.  The acquisitions accounted for $0.7 million of the expense growth for nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Professional services expense amounted to $16.5 million in the third quarter of 2008 compared to $9.1 million in the third quarter of 2007, an increase of $7.4 million or 81.6%. For the nine months ended September 30, 2008, professional services expense amounted to $48.1 million compared to $26.6 million for the nine months ended September 30, 2007, an increase of $21.5 million or 81.3%.  The acquisitions accounted for $0.2 million and $1.1 million of the expense growth for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively.  Increased legal fees and other professional fees associated with problem loans contributed approximately $1.8 million and $6.6 million to the increase in professional services expense in the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007, respectively. Consulting fees associated with updating certain internal systems also contributed to the increase in professional services expense for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

Amortization of intangibles amounted to $6.0 million in the third quarter of 2008 compared to $5.4 million in the third quarter of 2007, an increase of $0.6 million.  For the nine months ended September 30, 2008, amortization of intangibles amounted to $17.9 million compared to $15.1 million for the nine months ended September 30, 2007, an increase of $2.8 million.  The increase in amortization associated with the acquisitions amounted to $1.4 million and $5.6 million for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively.  The increase was offset by lower amortization of core deposit intangibles from previous acquisitions, which are based on a declining balance method.

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

Consistent with prior years, the Corporation elected to perform its annual test for goodwill impairment as of June 30, 2008. Other than goodwill, the Corporation does not have any other intangible assets that are not amortized. The stock prices of many financial services companies, including the Corporation, declined during the first half of 2008 as a result of the stress and deterioration in the national residential real estate markets. While the Corporation’s other reporting units did not have indicators of potential goodwill impairment based on the first step, the Commercial and Community Banking segments were subjected to the second step of impairment testing of goodwill.  During the third quarter of 2008, the Corporation completed the second step of the process for those segments and determined that there was no goodwill impairment.

Losses on termination of debt amounted to $9.5 million for the nine months ended September 30, 2007. During the first quarter of 2007, the Corporation called $200 million 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities. The loss was primarily due to the contractual call premium paid to extinguish the trust preferred securities.  During the second quarter of 2008, the Corporation called three different issuances of higher-cost junior subordinated deferrable interest debentures and the related trust preferred securities that had been assumed from previous banking acquisitions. The aggregate amount called was $27.0 million and no gain or loss was recognized from these transactions.

OREO expenses amounted to $14.1 million in the third quarter of 2008 compared to $1.7 million in the third quarter of 2007, an increase of $12.4 million.  For the nine months ended September 30, 2008, OREO expenses amounted to $49.3 million compared to $4.8 million for the nine months ended September 30, 2007, an increase of $44.5 million. Approximately $6.4 million and $13.4 million of the increase for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively reflects the costs of acquiring and holding the increased levels of foreclosed properties. Approximately $6.0 million and $31.1 million of the increase for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively is due to valuation write-downs and losses on disposition which reflects both the increased levels of foreclosed properties and the rapid decline in real estate values during the first nine months of 2008. The Corporation expects higher levels of expenses associated with acquiring and holding foreclosed properties will continue in future quarters. Valuation write-downs and losses on disposition will depend on real estate market conditions.

Other expense amounted to $58.7 million in the third quarter of 2008 compared to $33.6 million in the third quarter of 2007, an increase of $25.1 million or 75.0%. The acquisitions accounted for $2.1 million of the growth in other expense for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Deposit insurance premiums increased $5.0 million in the third quarter of 2008 compared to the third quarter of 2007. As previously discussed,  other expense for the three and nine months ended September 30, 2008 include the impact of the financial market disruption in September 2008. The market disruption resulted in unexpected losses and charges in the Corporation’s wealth management segment that amounted to $15.0 million.

For the nine months ended September 30, 2008, other expense amounted to $150.7 million compared to $98.4 million for the nine months ended September 30, 2007, an increase of $52.3 million or 53.2%. The acquisitions accounted for $6.8 million of the growth in other expense for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Deposit insurance premiums increased $7.0 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Total other expense for the nine months ended September 30, 2008 included residual write-downs of $4.8 million associated with direct financial leases of SUVs and pick-up trucks. As previously discussed, other expense for the nine months ended September 30, 2008 includes the reversal of $12.2 million related to the Visa litigation in the first quarter of 2008. Total other expense for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 increased $23.8 million due to increased provisions for losses associated with unfunded loan commitments and other credit-related liabilities.  Historically, the Corporation’s loss exposure with respect to these items has been relatively low. The credit evaluation of the customer, collateral requirements and the ability to access collateral is generally similar to that for loans. Many customers have been directly or indirectly affected by the stress and deterioration of the national residential real estate markets. For many of the same reasons previously discussed under the section entitled Provision for Loan and Lease Losses and Credit Quality in this Form 10-Q, these loss exposures have also increased, which is consistent with the Corporation’s recent experience with its loan credit exposures.

INCOME TAXES

The provision for income taxes for the three months ended September 30, 2008 amounted to $26.4 million or 24.1% of the pre-tax income. The provision for income taxes from continuing operations for the three months ended September 30, 2007 amounted to $77.8 million or 30.9% of pre-tax income from continuing operations. The decline in the effective tax rate in the third quarter of 2008 compared to 2007 reflects the higher proportion of tax-exempt income relative to reported pre-tax income for the respective three month periods.  For the nine months ended September 30, 2008, the benefit for income taxes amounted to $178.3 million or 52.0% of the pre-tax loss. For the nine months ended September 30, 2007, the provision for income taxes from continuing operations amounted to $247.9 million or 32.2% of pre-tax income from continuing operations.  As a result of the Internal Revenue Service’s (“IRS”) decision not to appeal a November 2007 US Tax Court ruling related to how the TEFRA (interest expense) disallowance should be calculated within a consolidated group and the position the IRS has taken in another related case, the Corporation recognized an additional income tax benefit related to years 1996-2007 of approximately $20.0 million for its similar issue during the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Shareholders’ equity was $6.49 billion or 10.22% of total consolidated assets at September 30, 2008, compared to $7.03 billion or 11.75% of total consolidated assets at December 31, 2007, and $7.02 billion or 11.56% of total consolidated assets at September 30, 2007.

On October 16, 2008, the Corporation’s Board of Directors declared a $0.32 per share dividend which will be paid in the fourth quarter of 2008.

During the third quarter of 2008, the Corporation issued 126,553 shares of its common stock for $2.2 million to fund its obligation under its employee stock purchase plan (the “ESPP”). For the nine months ended September 30, 2008, the Corporation issued 397,483 shares of its common stock for $6.4 million to fund its obligation under the ESPP.

At September 30, 2008, shares of common stock reserved for the granting of stock options and stock purchase rights were  9,829,882.

During the third quarter of 2007, the Corporation settled the stock purchase contracts included with Common SPACES. The stock purchase contracts required the holder to purchase, in accordance with a settlement rate formula, shares of the Corporation’s common stock.  The Corporation issued 9,226,951 shares of its common stock in settlement of the stock purchase contracts in exchange for $400.0 million in cash.

During the third quarter of 2007, the Corporation issued 106,622 shares of its common stock for $4.0 million to fund its obligation under its ESPP. For the nine months ended September 30, 2007, the Corporation issued 273,435 shares of its common stock for $10.6 million to fund its obligation under the ESPP.

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

The Corporation has a Stock Repurchase Program under which up to 12 million shares of the Corporation’s common stock can be repurchased annually. The Corporation did not acquire any shares of its common stock under the Stock Repurchase Program during the second or third quarters of 2008.  During the first quarter of 2008, the Corporation acquired 4,782,400 shares of its common stock in open market share repurchase transactions under the Stock Repurchase Program.  Total cash consideration amounted to $124.9 million.  After these repurchases, approximately 7,217,600 shares remain available under prior repurchase authorizations by the Corporation’s Board of Directors.  There were no significant share repurchases during the third quarter of 2007.  During the second quarter of 2007, the Corporation completed two accelerated share repurchase transactions under its authorized Stock Repurchase Program.  In the aggregate, the Corporation acquired 6,117,070 shares of its common stock in these transactions.  Total consideration in these transactions amounted to $297.3 million and consisted of cash of $294.7 million and common treasury stock valued at $2.6 million.  In conjunction with the first accelerated share repurchase transaction executed during the second quarter of 2007, the Corporation used 54,035 shares of its treasury common stock to share-settle the final settlement obligation.  There were no purchases under the program during the first quarter of 2007.

At September 30, 2008, the net loss in accumulated other comprehensive income amounted to $107.8 million, which represented a negative change in accumulated other comprehensive income of $54.1 million since December 31, 2007.  Net accumulated other comprehensive income associated with available for sale investment securities was a net loss of $67.6 million at September 30, 2008, compared to a net loss of $10.4 million at December 31, 2007, resulting in a net loss of $57.2 million over the nine month period.  The net unrealized loss associated with the change in fair value of the Corporation’s derivative financial instruments designated as cash flow hedges decreased $4.1 million since December 31, 2007, resulting in a net increase to shareholders’ equity. The amount required to adjust the Corporation’s postretirement health benefit liability to its funded status included in accumulated other comprehensive income amounted to an unrealized gain of $2.5 million as of September 30, 2008.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

RISK-BASED CAPITAL RATIOS
($ in millions)

	September 30, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$4,521	7.94%	$5,448	10.22%
Tier 1 Capital Minimum Requirement	2,278	4.00	2,133	4.00
Excess	$2,243	3.94%	$3,315	6.22%

Total Capital	$6,698	11.76%	$7,505	14.07%
Total Capital Minimum Requirement	4,555	8.00	4,266	8.00
Excess	$2,143	3.76%	$3,239	6.07%

Risk-Adjusted Assets	$56,940		$53,325

LEVERAGE RATIOS
($ in millions)

	September 30, 2008						December 31, 2007
	Amount			Ratio			Amount			Ratio
Tier 1 Capital			$4,521			7.42%			$5,448			9.46%
Minimum Leverage Requirement	1,828	-	3,047	3.00	-	5.00	1,728	-	2,880	3.00	-	5.00
Excess	$2,693	-	$1,474	4.42	-	2.42%	$3,720	-	$2,568	6.46	-	4.46%

Adjusted Average Total Assets			$60,939						$57,613

As previously discussed, the tangible capital generated from the Separation together with non-credit operating trends have allowed the Corporation to prudently invest in the franchise and maintain a strong capital base in the current credit environment. The Corporation does not currently expect it will be required to raise additional dilutive capital in order to continue to maintain its strong capital base however, the Corporation may elect to participate in the U.S. Treasury Department’s Capital Purchase Program (“CPP”).

On October 28, 2008, the Corporation announced that it had received preliminary approval to participate in the CPP, a program designed to infuse capital into the nation’s healthiest and strongest banks.  The Corporation has been approved for approximately $1.7 billion in capital which would take the form of non-voting preferred stock that would pay cumulative dividends at the rate of 5% for the first five years and then pay cumulative dividends at the rate of 9% thereafter. In addition, the Corporation would be required to issue warrants to the U.S. Treasury Department (the “UST”) to purchase a number of shares of the Corporation’s common stock that would have an aggregate market price equal to 15% of the aggregate value of the preferred stock sold to the UST.  The exercise price for the warrants, and the market price for determining the number of shares of common stock subject to the warrants, would be calculated based on a 20-trading day trailing average ending on October 24, 2008. The warrants would be immediately exercisable, in whole or in part and over a term of ten years.

Participation in the CPP would require the Corporation to obtain consent from the U.S. Treasury Department in order to increase its common dividend or repurchase common shares under its Stock Repurchase Program.

The Corporation estimates that the non-voting preferred stock would increase the Corporation’s already well-capitalized Tier 1 and Total capital ratios at September 30, 2008 to approximately 10.9% and 14.8%, respectively.

Participation is specifically conditioned upon approval of the investment by the Corporation’s board of directors and is subject to standard terms and conditions. The Corporation is evaluating all of the terms and conditions associated with participating in the CPP.

The Corporation manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation’s own cash requirements are met.  The Corporation maintains liquidity by obtaining funds from several sources.

The Corporation’s most readily available source of liquidity is its investment portfolio.  Investment securities available for sale, which totaled $7.1 billion at September 30, 2008, represent a highly accessible source of liquidity.  The Corporation’s portfolio of held-to-maturity investment securities, which totaled $0.3 billion at September 30, 2008, provides liquidity from maturities and amortization payments.  The Corporation’s loans held for sale provide additional liquidity.  These loans represent recently funded loans that are prepared for delivery to investors, which are generally sold shortly after the loan has been funded.

Depositors within the Corporation’s defined markets are another source of liquidity.  Core deposits (demand, savings, money market and consumer time deposits) averaged $23.4 billion in the third quarter of 2008.  The Corporation's banking affiliates may also access the federal funds markets, the Federal Reserve’s Term Auction Facility or utilize collateralized borrowings such as treasury demand notes, FHLB advances or other forms of collateralized borrowings.

During the third quarter of 2008, the Corporation’s lead bank, M&I Marshall & Ilsley Bank (“M&I Bank”), issued $475 million of agricultural mortgage backed notes due August 19, 2011.  These notes carry an unconditional guarantee of principal and interest and are secured by Federal Agricultural Mortgage Corporation (“Farmer Mac”).

The Corporation’s banking affiliates may use wholesale deposits, which include foreign (Eurodollar) deposits.  Wholesale deposits, which averaged $10.6 billion in the third quarter of 2008, are funds in the form of deposits generated through distribution channels other than the Corporation’s own banking branches.  These deposits allow the Corporation’s banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional.  Access to wholesale deposits also provides the Corporation with the flexibility to not pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels.

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

M&I Bank has implemented a global bank note program that permits it to issue and sell up to a maximum of US$13.0 billion aggregate principal amount (or the equivalent thereof in other currencies) at any one time outstanding of its senior global bank notes with maturities of seven days or more from their respective date of issue and subordinated global bank notes with maturities more than five years from their respective date of issue.  The notes may be fixed rate or floating rate and the exact terms will be specified in the applicable Pricing Supplement or the applicable Program Supplement.  This program is intended to enhance liquidity by enabling M&I Bank to sell its debt instruments in global markets in the future without the delays that would otherwise be incurred.  At September 30, 2008, approximately $8.7 billion of new debt could be issued under M&I Bank’s global bank note program.

The national capital markets represent a further source of liquidity to the Corporation.

The Corporation has filed a shelf registration statement with the Securities and Exchange Commission enabling the Corporation to issue up to 6.0 million shares of its common stock, which may be offered and issued from time to time in connection with acquisitions by the Corporation and/or other consolidated subsidiaries of the Corporation. The Corporation anticipates that a portion of these shares will be issued in connection with the previously discussed acquisition of TCH.

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

The Corporation has a commercial paper program.  At September 30, 2008 commercial paper outstanding amounted to approximately $0.1 billion.  At September 30, 2008 all of the commercial paper obligations of M&I LLC, which were issued prior to the Separation, had matured and there will be no further issuances of commercial paper by M&I LLC.

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

Short-term borrowings represent contractual debt obligations with maturities of one year or less and amounted to $6.3 billion at September 30, 2008.  Long-term borrowings amounted to $9.7 billion at September 30, 2008.  The scheduled maturities of long-term borrowings including estimated interest payments at September 30, 2008 were as follows:  $2.0 billion is due in less than one year; $4.4 billion is due in one to three years; $2.6 billion is due in three to five years; and $2.3 billion is due in more than five years.  On January 2, 2008, the Corporation completed the acquisition of First Indiana.  Stockholders of First Indiana received $32.00 in cash for each share of First Indiana common stock outstanding, or approximately $530.2 million. There have been no other substantive changes to the Corporation’s contractual obligations as reported in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

At September 30, 2008, there have been no other substantive changes with respect to the Corporation’s off-balance sheet activities as disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Corporation continues to believe that based on the off-balance sheet arrangements with which it is presently involved, such off-balance sheet arrangements neither have, nor are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

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

The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at September 30, 2008:

The national residential real estate markets continued to show signs of stress and deterioration during the third quarter and first nine months of 2008.

At September 30, 2008, nonperforming loans and leases amounted to $1,362.2 million or 2.70% of consolidated loans and leases compared to $1,041.0 million or 2.07% of consolidated loans and leases at June 30, 2008, and $453.6 million or 1.01% of consolidated loans and leases at September 30, 2007.  Consistent with recent quarters, nonperforming real estate loans were the primary source of the Corporation’s nonperforming loans and leases and represented 85.6% of total nonperforming loans and leases at September 30, 2008.  Nonperforming real estate loans amounted to $1,166.5 million at September 30, 2008 compared to $890.3 million at June 30, 2008, an increase of $276.2 million or 31.0%.  Nonperforming loans associated with residential-related construction and development (commercial and residential), which the Corporation collectively refers to as construction and development loans, amounted to $825.4 million at September 30, 2008 compared to $660.6 million at June 30, 2008, an increase of $164.8 million or 24.9%, which is net of the nonaccrual real estate loans that were sold during the third quarter of 2008. Nonperforming 1-4 family residential real estate loans increased $75.3 million or 62.4% compared to June 30, 2008 and amounted to $195.9 million or 3.45% of total 1-4 family residential real estate loans at September 30, 2008.

At September 30, 2008, total consolidated construction and development loans outstanding amounted to $9.8 billion. Approximately $3.8 billion or 38.7% of these loans are loans associated with Arizona, the west coast of Florida and correspondent banking business channels. Nonperforming construction and development loans represented 70.8% of the Corporation’s nonperforming real estate loans and 60.6% of the Corporation’s total nonperforming loans and leases at September 30, 2008.  Nonperforming construction and development loans associated with Arizona, the west coast of Florida and correspondent banking business channels represent 42.0% of the Corporation’s total consolidated nonperforming loans and leases at September 30, 2008.

Nonperforming loans in Florida amounted to $145.2 million or 4.68% of total Florida loans at September 30, 2008 compared to nonperforming loans in Florida of $150.0 million or 4.97% of  total Florida loans at June 30, 2008. Approximately $92.9 million or 64.0% of nonperforming loans in Florida at September 30, 2008 were construction and development loans. While the level of nonperforming loans in relation to total loans remain elevated in Florida, the amount of  the Corporation’s nonperforming loans in Florida may be showing signs of stabilizing.

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

On an ongoing basis, the Corporation re-assesses the timeliness and propriety of appraisals for collateral dependent loans and has increased the frequency of obtaining indications of collateral values in current higher risk segments within its real estate portfolio, such as the volatile real estate markets on the west coast of Florida and in Arizona. In addition, the Corporation uses a variety of sources such as recent sales of loans and sales of OREO to validate the collateral values used to determine the amount of loss exposure at the measurement date.

The amount of cumulative charge-offs recorded on its nonperforming loans was approximately $345.2 million or 20.2% of the unpaid principal balance of its nonperforming loans outstanding at September 30, 2008.  These charge-offs have reduced the carrying value of these nonperforming loans and leases to an amount that is estimated to be collectible with no further allowance required at the measurement date.

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

At September 30, 2008, allowances for loan and lease losses continue to be carried for exposures to manufacturing, healthcare, production agriculture (including dairy and cropping operations), truck transportation, accommodation, general contracting and motor vehicle and parts dealers.  While most loans in these categories are still performing, the Corporation continues to believe these sectors present a higher than normal risk due to their financial and external characteristics.

Net charge-offs amounted to $152.3 million or 1.21% of average loans and leases in the third quarter of 2008 compared to $400.7 million or 3.23% of average loans and leases in the second quarter of 2008 and $26.0 million or 0.23% of average loans and leases in the third quarter of 2007.  For the nine months ended September 30, 2008, net charge-offs amounted to $684.1 million or 1.85% of average loans and leases compared to $64.3 million or 0.20% of average loans and leases for the nine months ended September 30, 2007. Net charge-offs of real estate loans amounted to $117.1 million or 76.9% of total net charge-offs in the third quarter of 2008.  For the nine months ended September 30, 2008, net charge-offs of real estate loans amounted to $596.9 million or 87.3% of net charge-offs in the first nine months of 2008.  For the three and nine months ended September 30, 2008, approximately $89.1 million and $524.7 million, respectively, of the real estate loan net charge-offs were construction and development loan net charge-offs. Included in net charge-offs were the net charge-offs related to the loans that were sold during the third quarter and first nine months of 2008.

Based on the above loss estimates, management determined its best estimate of the required allowance for loans and leases.  Management’s evaluation of the factors described above resulted in an allowance for loan and lease losses of $1,031.5 million or 2.05% of loans and leases outstanding at September 30, 2008.  The allowance for loan and lease losses was $452.7 million or 1.01% of loans and leases outstanding at September 30, 2007. Consistent with the credit quality trends noted above, the provision for loan and lease losses was $155.0 million for the three months ended September 30, 2008 and $1,187.3 million for the nine months ended September 30, 2008.  By comparison, the provision for loan and lease losses amounted to $41.5 million for the three months ended September 30, 2007 and $84.7 million for the nine months ended September 30, 2007.  The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.  Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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

The Corporation anticipates it is reasonably possible that unrecognized tax benefits up to approximately $20 million could be realized within 12 months of September 30, 2008.  The realization would principally result from settlement with taxing authorities over one issue relating to the tax benefits associated with a 2002 stock issuance.

New Accounting Pronouncements

A discussion of new accounting pronouncements that are applicable to the Corporation and have been or will be adopted by the Corporation is included in Note 3 in Notes to Financial Statements contained in Item 1 herein.

FORWARD-LOOKING STATEMENTS

Items 2 and 3 of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” respectively, contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, without limitation, statements regarding expected financial and operating activities and results which are preceded by words such as “expects”, “anticipates” or “believes”.  Such statements are subject to important factors that could cause the Corporation’s actual results to differ materially from those anticipated by the forward-looking statements.  These factors include those referenced in Part II, Item 1A. Risk Factors, in this Quarterly Report on Form 10-Q and as may be described from time to time in the Corporation’s subsequent SEC filings.

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

The financial models identify the specific cash flows, repricing timing and embedded option characteristics of the assets and liabilities held by the Corporation.  The net change in net interest income in different market rate environments is the amount of earnings at risk.  The net change in the present value of the asset and liability cash flows in different market rate environments is the amount of market value at risk.  Policies are in place to help assure that neither earnings nor market value at risk exceed appropriate limits.  The use of a limited array of derivative financial instruments has allowed the Corporation to achieve the desired balance sheet repricing structure while simultaneously meeting the desired objectives of both its borrowing and depositing customers.

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

This information is incorporated into a model that allows the projection of future income levels in several different interest rate environments.  Earnings at risk are calculated by modeling income in an environment where rates remain constant, and comparing this result to income in a different rate environment, and then dividing this difference by the Corporation’s budgeted operating income before taxes for the calendar year.  Since future interest rate moves are difficult to predict, the following table presents two potential scenarios — a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of September 30, 2008:

Hypothetical Change in Interest Rates	Impact to 2008
100 basis point gradual rise in rates	0.5%
100 basis point gradual decline in rates	(1.1	) %

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

Equity Risk

In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk.  The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones.  These investments expose the Corporation to the change in equity values for the portfolio companies.  However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs.  At September 30, 2008, the carrying value of total private equity investments amounted to approximately $72.4 million.

At September 30, 2008, M&I Wealth Management administered $101.3 billion in assets and directly managed approximately $24.4 billion in assets.  Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances.  Quantification of this exposure is difficult due to the number of other variables affecting fee income.  Interest rate changes can also have an effect on fee income for the above-stated reasons.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

The Corporation has made material additions and revisions to the Risk Factors set forth in Item 1A. Risk Factors of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.  The amended and restated Risk Factors set forth below replace and supersede in their entirety the Risk Factors provided in the Corporation’s previous filings.

Risk Factors

The Corporation’s earnings are significantly affected by general business and economic conditions, including credit risk and interest rate risk.

The Corporation’s business and earnings are sensitive to general business and economic conditions in the United States and, in particular, the states where it has significant operations, including Wisconsin, Arizona, Indiana, Minnesota, Missouri, Kansas, Nevada and Florida.  These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, the strength of the U.S. and local economies, real estate values, consumer spending, borrowing and saving habits, all of which are beyond the Corporation’s control.  For example, an economic downturn, increase in unemployment or higher interest rates could decrease the demand for loans and other products and services and/or result in a deterioration in credit quality and/or loan performance and collectability.  Nonpayment of loans, if it occurs, could have an adverse effect on the Corporation’s financial condition and results of operations and cash flows.  Higher interest rates also could increase the Corporation’s cost to borrow funds and increase the rate the Corporation pays on deposits.

The Corporation’s real estate loans expose the Corporation to increased credit risks.

A substantial portion of the Corporation’s loan and lease portfolio consists of real estate-related loans, including construction and residential and commercial mortgage loans.  As a result, deterioration in the U.S. real estate markets has led to an increase in non-performing loans and charge-offs, and the Corporation has had to increase its allowance for loan and lease losses.  Further deterioration in the commercial or residential real estate markets or in the U.S. economy would increase the Corporation’s exposure to real estate-related credit risk and cause the Corporation to further increase its allowance for loan and lease losses, all of which would have a material adverse effect on the Corporation’s financial condition and results of operations.

Various factors may cause the Corporation’s allowance for loan and lease losses to increase.

The Corporation’s allowance for loan and lease losses represents management’s estimate of probable losses inherent in the Corporation’s loan and lease portfolio.  Management evaluates the allowance each quarter to determine that it is adequate to absorb these inherent losses.  This evaluation is supported by a methodology that identifies estimated losses based on assessments of individual problem loans and historical loss patterns of homogeneous loan pools.  In addition, environmental factors unique to each measurement date are also considered, including economic conditions in certain geographic or industry segments of the loan portfolio, economic trends, risk profile and portfolio composition.  The determination of the appropriate level of the allowance for loan and lease losses is highly subjective and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, many of which are outside of the Corporation’s control, may require an increase in the allowance for loan and lease losses.  Any increase in the allowance for possible loan and lease losses will result in a decrease in net income and capital, and would have a material adverse effect on the Corporation’s financial condition and results of operations.

There can be no assurance that the Corporation’s shareholders will continue to receive dividends at the current rate.

Holders of the Corporation’s common stock are only entitled to receive such dividends as the Corporation’s Board of Directors may declare out of funds available for such payments.  Although the Corporation has historically declared cash dividends on its common stock, there can be no assurance that the Corporation will maintain dividends at the current rate.  The Corporation recently disclosed that the Board is reviewing the Corporation’s dividend policy in light of the Corporation’s projected financial results in an effort to make sure that the Corporation maintains a strong capital base through the current economic down cycle.  Any reduction of, or the elimination of, the Corporation’s common stock dividend could adversely affect the market price of the Corporation’s common stock.

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

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

The Emergency Economic Stabilization Act of 2008 (“EESA”) was recently signed into law in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions.  Pursuant to EESA, the United States Department of the Treasury (the “UST”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The UST announced a Capital Purchase Program (the “CPP”) under EESA pursuant to which it will purchase senior preferred stock in participating financial institutions.  The Corporation recently announced that it has received preliminary approval to participate in the CPP.

There can be no assurance, however, as to the actual impact that EESA, including the CPP and UST’s Troubled Asset Repurchase Program (TARP), will have on the financial markets or on the Corporation.  The failure of these programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Corporation’s business, financial condition, results of operations, access to credit or the trading price of the Corporation’s common stock.

The failure of other financial institutions could adversely affect the Corporation.

The Corporation’s ability to engage in funding transactions could be adversely affected by the actions and failure of other financial institutions.  Financial institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  The Corporation has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, insurers, mutual and hedge funds, and other institutional clients.  As a result, defaults by, or even questions or rumors about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Corporation or other institutions.  Many of these transactions expose the Corporation to credit risk in the event of default of its counterparty or client.  In addition, the Corporation’s credit risk may be exacerbated when collateral it holds cannot be relied upon or is liquidated at prices not sufficient to recover the full amount of exposure of the Corporation.  Any such losses could materially and adversely affect the Corporation’s results of operations.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for over a year.  Recently, this volatility and disruption has reached unprecedented levels, and in many cases has produced downward pressure on stock prices and credit availability for certain issuers without regard to the underlying financial strength of those issuers.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that such conditions will not have a material adverse effect on the Corporation’s business, financial condition and results of operations.

The Corporation’s stock price can be volatile.

The Corporation’s stock price can fluctuate widely in response to a variety of factors, including the factors described elsewhere in these Risk Factors and the following additional factors:

•	actual or anticipated variations in the Corporation’s quarterly results;

•	changes in government regulations;

•	unanticipated losses or gains due to unexpected events, including losses or gains on securities held for investment purposes;

•	credit quality ratings;

•	new technology or services offered by the Corporation’s competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Corporation or its competitors;

•	changes in accounting policies or practices; or

•	failure to successfully integrate the Corporation’s acquisitions or realize anticipated benefits from the Corporation’s acquisitions.

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

Future sales or other dilution of the Corporation’s equity may adversely affect the market price of the Corporation’s common stock.

In connection with its proposed participation in the CPP the Corporation would, or under other circumstances the Corporation may, issue additional common stock or preferred securities, including securities convertible or exchangeable for, or that represent the right to receive, common stock.  The market price of the Corporation’s common stock could decline as a result of sales of a large number of shares of common stock, preferred stock or similar securities in the market.  The issuance of additional common stock would dilute the ownership interest of the Corporation’s existing shareholders.

Terrorism, acts of war, international conflicts and natural disasters could negatively affect the Corporation’s business and financial condition.

Acts or threats of war or terrorism, international conflicts (including conflict in the Middle East), natural disasters, and the actions taken by the U.S. and other governments in response to such events, could disrupt business operations and negatively impact general business and economic conditions in the U.S.  If terrorist activity, acts of war, other international hostilities or natural disasters disrupt business operations, trigger technology delays or failures, or damage physical facilities of the Corporation, its customers or service providers, or cause an overall economic decline, the financial condition and operating results of the Corporation could be materially adversely affected.  The potential for future occurrences of these events has created many economic and political uncertainties that could seriously harm the Corporation’s business and results of operations in ways that cannot presently be predicted.

The Corporation’s earnings also are significantly affected by the fiscal and monetary policies of the federal government and its agencies, which could affect repayment of loans and thereby materially adversely affect the Corporation.

The policies of the Federal Reserve Board impact the Corporation significantly.  The Federal Reserve Board regulates the supply of money and credit in the United States.  Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments the Corporation holds.  Those policies determine to a significant extent the Corporation’s cost of funds for lending and investing.  Changes in those policies are beyond the Corporation’s control and are difficult to predict.  Federal Reserve Board policies can affect the Corporation’s borrowers, potentially increasing the risk that they may fail to repay their loans.  For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower’s products and services.  This could adversely affect the borrower’s earnings and ability to repay its loan, which could materially adversely affect the Corporation.

The banking and financial services industry is highly competitive, which could adversely affect the Corporation’s financial condition and results of operations.

The Corporation operates in a highly competitive environment in the products and services the Corporation offers and the markets in which the Corporation serves.  The competition among financial services providers to attract and retain customers is intense.  Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that provide cost savings to the customer.  Some of the Corporation’s competitors may be better able to provide a wider range of products and services over a greater geographic area.

The Corporation believes the banking and financial services industry will become even more competitive as a result of legislative, regulatory and technological changes and the continued consolidation of the industry.  Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems.  Also, investment banks and insurance companies are competing in more banking businesses such as syndicated lending and consumer banking.  Many of the Corporation’s competitors are subject to fewer regulatory constraints and have lower cost structures.  The Corporation expects the consolidation of the banking and financial services industry to result in larger, better-capitalized companies offering a wide array of financial services and products.

Federal and state agency regulation could increase the Corporation’s cost structures or have other negative effects on the Corporation.

The Corporation and M&I LLC, their subsidiary banks and many of their non-bank subsidiaries are heavily regulated at the federal and state levels.  This regulation is designed primarily to protect consumers, depositors and the banking system as a whole, not shareholders.  Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways including limiting the types of financial services and products the Corporation may offer, increasing the ability of non-banks to offer competing financial services and products and/or increasing the Corporation’s cost structures.  Also, the Corporation’s failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies and damage to its reputation.

The Corporation is subject to examinations and challenges by tax authorities, which, if not resolved in the Corporation’s favor, could adversely affect the Corporation’s financial condition and results of operations and cash flows.

In the normal course of business, the Corporation and its affiliates are routinely subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments it has made and the businesses in which it is engaged.  Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions.  These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning.  The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions.  If any such challenges are made and are not resolved in the Corporation’s favor, they could have an adverse effect on the Corporation’s financial condition and results of operations and cash flows.

Consumers may decide not to use banks to complete their financial transactions, which could result in a loss of income to the Corporation.

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

Maintaining or increasing the Corporation’s market share depends on market acceptance and regulatory approval of new products and services and other factors, and the Corporation’s failure to achieve such acceptance and approval could harm its market share.

The Corporation’s success depends, in part, on its ability to adapt its products and services to evolving industry standards and to control expenses.  There is increasing pressure on financial services companies to provide products and services at lower prices.  This can reduce the Corporation’s net interest margin and revenues from its fee-based products and services.  In addition, the Corporation’s success depends in part on its ability to generate significant levels of new business in its existing markets and in identifying and penetrating new markets.  Growth rates for card-based payment transactions and other product markets may not continue at recent levels.  Further, the widespread adoption of new technologies, including Internet-based services, could require the Corporation to make substantial expenditures to modify or adapt its existing products and services or render the Corporation’s existing products obsolete.  The Corporation may not successfully introduce new products and services, achieve market acceptance of its products and services, develop and maintain loyal customers and/or break into targeted markets.

The Corporation and M&I LLC rely on dividends from their subsidiaries for most of their revenue, and the banking subsidiaries hold a significant portion of their assets indirectly.

The Corporation and M&I LLC are separate and distinct legal entities from their subsidiaries.  They receive substantially all of their revenue from dividends from their subsidiaries.  These dividends are the principal source of funds to pay dividends on the Corporation’s common stock and interest on the Corporation’s and M&I LLC’s debt.  The payment of dividends by a subsidiary is subject to federal law restrictions and to the laws of the subsidiary’s state of incorporation.  Furthermore, a parent company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In addition, the Corporation’s bank and savings association subsidiaries hold a significant portion of their mortgage loan and investment portfolios indirectly through their ownership interests in direct and indirect subsidiaries.

The Corporation depends on the accuracy and completeness of information about customers and counterparties, and inaccurate or incomplete information could negatively impact the Corporation’s financial condition and results of operations.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, the Corporation may rely on information provided to it by customers and counterparties, including financial statements and other financial information.  The Corporation may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.  For example, in deciding whether to extend credit to a business, the Corporation may assume that the customer’s audited financial statements conform to generally accepted accounting principles and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer.  The Corporation may also rely on the audit report covering those financial statements.  The Corporation’s financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or that are materially misleading.

An interruption or breach in security of the Corporation’s or the Corporation’s third party service providers’ communications and information technologies could have a material adverse effect on the Corporation’s business.

The Corporation relies heavily on communications and information technology to conduct its business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems.  Despite the Corporation’s policies and procedures designed to prevent or limit the effect of such a failure, interruption or security breach of its information systems, there can be no assurance that any such events will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, result in a loss of customers or customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

In addition, the Corporation relies on third-party service providers for a substantial portion of its communications, information, operating and financial control systems technology.  If any of these third-party service providers experiences financial, operational or technological difficulties, or if there is any other disruption in the Corporation’s relationships with them, the Corporation may be required to locate alternative sources of these services.  There can be no assurance that the Corporation could negotiate terms as favorable to the Corporation or obtain services with similar functionality as it currently has without the expenditure of substantial resources, if at all.  Any of these circumstances could have a material adverse effect the Corporation’s business.

The Corporation’s accounting policies and methods are the basis of how the Corporation reports its financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

The Corporation’s accounting policies and methods are fundamental to how the Corporation records and reports its financial condition and results of operations.  The Corporation’s management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report the Corporation’s financial condition and results of operations.  In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in the Corporation’s reporting materially different amounts than would have been reported under a different alternative.

The Corporation has identified two accounting policies as being “critical” to the presentation of its financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  These critical accounting policies relate to:  (1) the allowance for loan and lease losses and (2) income taxes.  Because of the inherent uncertainty of estimates about these matters, no assurance can be given that the application of alternative policies or methods might not result in the Corporation’s reporting materially different amounts.

Changes in accounting standards could adversely affect the Corporation’s reported financial results.

The bodies that set accounting standards for public companies, including the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission and others, periodically change or revise existing interpretations of the accounting and reporting standards that govern the way that the Corporation reports its financial condition and results of operations.  These changes can be difficult to predict and can materially impact the Corporation’s reported financial results.  In some cases, the Corporation could be required to apply a new or revised accounting standard, or a new or revised interpretation of an accounting standard, retroactively, which could have a negative impact on reported results or result in the restatement of the Corporation’s financial statements for prior periods.

The Corporation has an active acquisition program, which involves risks related to integration of acquired companies or businesses and the potential for the dilution of the value of the Corporation’s stock.

The Corporation regularly explores opportunities to acquire banking institutions and other financial services providers.  The Corporation cannot predict the number, size or timing of future acquisitions.  The Corporation typically does not publicly comment on a possible acquisition or business combination until it has signed a definitive agreement for the transaction.  Once the Corporation has signed a definitive agreement, transactions of this type are generally subject to regulatory approvals and other customary conditions.  There can be no assurance the Corporation will receive such regulatory approvals without unexpected delays or conditions or that such conditions will be timely met to the Corporation’s satisfaction, or at all.

Difficulty in integrating an acquired company or business may cause the Corporation not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition.  Specifically, the integration process could result in higher than expected deposit attrition (run-off), loss of customers and key employees, the disruption of the Corporation’s business or the business of the acquired company, or otherwise adversely affect the Corporation’s ability to maintain existing relationships with clients, employees and suppliers or to enter into new business relationships.  The Corporation may not be able to successfully leverage the combined product offerings to the combined customer base.  These factors could contribute to the Corporation not achieving the anticipated benefits of the acquisition within the desired time frames, if at all.

Future acquisitions could require the Corporation to issue stock, to use substantial cash or liquid assets or to incur debt.  In such cases, the value of the Corporation stock could be diluted and the Corporation could become more susceptible to economic downturns and competitive pressures.

The Corporation is dependent on senior management, and the loss of the services of any of the Corporation’s senior executive officers could cause the Corporation’s business to suffer.

The Corporation’s continued success depends to a significant extent upon the continued services of its senior management.  The loss of services of any of the Corporation’s senior executive officers could cause the Corporation’s business to suffer.  In addition, the Corporation’s success depends in part upon senior management’s ability to implement the Corporation’s business strategy.

The Corporation may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on its business, operating results and financial condition.

The Corporation and its subsidiaries may be involved from time to time in a variety of litigation arising out of the Corporation’s business.  The Corporation’s insurance may not cover all claims that may be asserted against it, and any claims asserted against the Corporation, regardless of merit or eventual outcome, may harm the Corporation’s reputation.  Should the ultimate judgments or settlements in any litigation exceed the Corporation’s insurance coverage, they could have a material adverse effect on the Corporation’s business, operating results and financial condition and cash flows.  In addition, the Corporation may not be able to obtain appropriate types or levels of insurance in the future, nor may the Corporation be able to obtain adequate replacement policies with acceptable terms, if at all.

The Separation may present significant challenges.

There is a significant degree of difficulty and management distraction inherent in the process of separating the Corporation and Metavante.  Even though the transactions effecting the Separation are complete, it is possible that unanticipated challenges resulting from the Separation will arise in the foreseeable future.  These difficulties may include any or all of the following:

•	difficulty preserving customer, distribution, supplier and other important relationships;

•	the potential difficulty in retaining key officers and personnel; and

•	difficulty separating corporate infrastructure, including systems, insurance, accounting, legal, finance, tax and human resources, for each of two new public companies.

If the Corporation’s share distribution and transactions related to the Separation do not qualify as tax-free distributions or reorganizations under the Internal Revenue Code, then the Corporation and the Corporation’s shareholders may be responsible for payment of significant U.S. federal income taxes.

In transactions related to the Separation, old M&I distributed shares of its common stock to effect the Separation.  If the share distribution does not qualify as a tax-free distribution under Section 355 of the Internal Revenue Code, Metavante would recognize a taxable gain that would result in significant U.S. federal income tax liabilities to Metavante.  Metavante would be primarily liable for these taxes and the Corporation would be secondarily liable.  Under the terms of a tax allocation agreement related to the Separation, the Corporation will generally be required to indemnify Metavante against any such taxes unless such taxes would not have been imposed but for an act of Metavante or its affiliates, subject to specified exceptions.

Even if the Corporation’s share distribution otherwise qualifies as a tax-free distribution under Section 355 of the Internal Revenue Code, the distribution would result in significant U.S. federal income tax liabilities to Metavante if there is an acquisition of the Corporation’s common stock or Metavante’s stock as part of a plan or series of related transactions that includes the Corporation’s share distribution and that results in an acquisition of 50% or more of the Corporation’s outstanding common stock or Metavante stock.  In this situation, the Corporation may be required to indemnify Metavante under the terms of a tax allocation agreement related to the Separation unless such taxes would not have been imposed but for specified acts of Metavante or its affiliates.  In addition, mutual indemnity obligations in the tax allocation agreement could discourage or prevent a third party from making a proposal to acquire the Corporation.

As a result of the Separation, any financing the Corporation obtains in the future could involve higher costs.

As a result of the completion of the transactions relating to the Separation, any financing that the Corporation obtains will be with the support of a reduced pool of diversified assets, and therefore the Corporation may not be able to secure adequate debt or equity financing on desirable terms.  The cost to the Corporation of financing without Metavante may be materially higher than the cost of financing prior to the Separation.  If in the future the Corporation has a credit rating lower than it currently has, it will be more expensive for it to obtain debt financing than it was prior to the Separation.

The Corporation will be restricted in its ability to issue equity for at least two years following completion of the Separation, which could limit its ability to make acquisitions or to raise capital required to service its debt and operate its business.

The amount of equity that the Corporation can issue to make acquisitions (excluding acquisitions with respect to which the Corporation can prove the absence of “substantial negotiations” during applicable safe harbor periods) or raise additional capital will be limited for at least two years following completion of the Separation, except in limited circumstances.  These limitations may restrict the ability of the Corporation to carry out its business objectives and to take advantage of opportunities such as acquisitions that could supplement or grow the Corporation’s business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reflects the purchases of Marshall & Ilsley Corporation stock for the specified period:

			Total Number of
			Shares Purchased as	Maximum Number of
		Average	Part of Publicly	Shares that May Yet
	Total Number of	Price Paid	Announced Plans or	Be Purchased Under
Period	Shares Purchased (1)	per Share	Programs	the Plans or Programs
July 1 to July 31, 2008	14,130	$19.44	-	7,217,600
August 1 to August 31, 2008	3,657	15.48	-	7,217,600
September 1 to September 30, 2008	11,674	15.23	-	7,217,600
Total	29,461	$17.28	-

(1)	Includes shares purchased by rabbi trusts pursuant to nonqualified deferred compensation plans.

The Corporation’s Share Repurchase Program was publicly reconfirmed in April 2007 and again in April 2008.  The Share Repurchase Program authorizes the purchase of up to 12 million shares annually and renews each year at that level unless changed or terminated by subsequent Board action.

Item 6.  Exhibits.

Exhibit 11	-	Statement Regarding Computation of Earnings Per Share, Incorporated by Reference to Note 7 of Notes to Financial Statements contained in Item 1 - Financial Statements (unaudited) of Part I - Financial Information herein.
Exhibit 12	-	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
Exhibit 32(a)	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
Exhibit 32(b)	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARSHALL & ILSLEY CORPORATION
(Registrant)

/s/ Patricia R. Justiliano

Patricia R. Justiliano
Senior Vice President and Corporate Controller
(Chief Accounting Officer)

/s/ James E. Sandy

James E. Sandy
Vice President

November 10, 2008

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