Form 10-K
period 2008-12-31
MARSHALL & ILSLEY CORP
filed 2009-03-02
CIK 1399315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2008 was approximately $3,922,398,000. As of January 31, 2009, the number of shares of Common Stock outstanding was 265,325,075, and the number of shares of Senior Preferred Stock, Series B outstanding was 1,715,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 28, 2009.

MARSHALL & ILSLEY CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

i

PART I

ITEM 1.	BUSINESS

General

Marshall & Ilsley Corporation (“M&I” or the “Corporation”), a Wisconsin corporation, is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) and is certified as a financial holding company under the Gramm-Leach-Bliley Act. As of December 31, 2008, M&I had consolidated total assets of approximately $62.3 billion and consolidated total deposits of approximately $41.0 billion, making M&I the largest bank holding company headquartered in Wisconsin. The executive offices of M&I are located at 770 North Water Street, Milwaukee, Wisconsin 53202 (telephone number (414) 765-7801). M&I’s principal assets are the stock of its bank and nonbank subsidiaries, which, as of February 15, 2009, consisted of five bank and trust subsidiaries and a number of companies engaged in businesses that the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) has determined to be closely-related or incidental to the business of banking. M&I provides its subsidiaries with financial and managerial assistance in such areas as budgeting, tax planning, auditing, compliance assistance, asset and liability management, investment administration and portfolio planning, business development, advertising and human resources management.

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

M&I provides banking services, which include lending to and accepting deposits from commercial and community banking customers, through its lead bank, M&I Marshall & Ilsley Bank (“M&I Bank”); Southwest Bank, an M&I Bank (“Southwest Bank”), which is headquartered in St. Louis, Missouri; M&I Bank FSB, a federal savings bank subsidiary of M&I located in Las Vegas, Nevada; and an asset-based lending subsidiary headquartered in Minneapolis, Minnesota. M&I provides these services through branch offices of M&I’s subsidiary banks located throughout Wisconsin and Arizona, in western and central Florida, central Indiana, the metropolitan areas of Minneapolis, Minnesota, Kansas City, Missouri and St. Louis, Missouri, and Duluth, Minnesota, Belleville, Illinois, and Las Vegas, Nevada, and through the Internet.

Wealth Management includes Marshall & Ilsley Trust Company National Association (“M&I Trust Company”), M&I Financial Advisors, Inc. (“M&I Financial Advisors”), the private banking divisions of M&I’s bank subsidiaries and other subsidiaries related to the wealth management business. Wealth Management services include trust services, brokerage and insurance services, and investment management and advisory services, which are provided to residents of Wisconsin, Arizona, Minnesota, Missouri, Kansas, Florida, Nevada and Indiana.

Other financial services provided by M&I include personal property lease financing, wholesale lending, investment services to institutional clients and venture capital.

Based on the way M&I organizes its business, M&I has four reportable segments: Commercial Banking, Community Banking, Wealth Management and Treasury. Each of these segments is described in detail below. More information on M&I’s business segments is contained in Note 23 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

Commercial Banking

M&I’s Commercial Banking segment provides financial expertise in Corporate, Commercial, Correspondent and Commercial Real Estate Banking. Commercial Banking provides a complete line of commercial, corporate and real estate banking products and services, including: traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment financing, mezzanine financing, global trade services, treasury management and other financial services to middle market, large corporate and public sector clients. Commercial Banking also supports the commercial real estate and correspondent banking markets with products and services including secured and unsecured lines of credit, letters of credit, construction loans for commercial and residential development and land acquisition and development loans.

Community Banking

M&I’s Community Banking segment provides consumer and business banking products and services to customers primarily within the states in which M&I offers banking services. Community Banking services are provided through branches located throughout Wisconsin and Arizona, in western and central Florida, central Indiana, the metropolitan areas of Minneapolis, Minnesota, Kansas City, Missouri and St. Louis, Missouri, and Duluth, Minnesota, Belleville, Illinois, and Las Vegas, Nevada, and through the Internet. Consumer products include loan and deposit products such as mortgages, home equity loans and lines, credit cards, student loans, personal lines of credit and term loans, demand deposit accounts, interest bearing transaction accounts and time deposits. Business banking products include secured and unsecured lines and term loans for working capital, inventory and general corporate use, commercial real estate construction loans, agricultural loans, demand deposit accounts, interest bearing transaction accounts and time deposits.

Wealth Management

The Wealth Management segment, which includes M&I’s trust, brokerage and private banking business, provides integrated asset management, trust and banking services through three business lines: Investment Management, Personal Services and Institutional Services. Investment Management is a multi-dimensional asset management service with a broad range of strategies, styles and product delivery options such as separately managed equity and fixed income strategies, managed asset allocation strategies, alternative investments and The Marshall Funds, M&I’s family of mutual funds. Personal Services includes Cedar Street Advisors, Personal Wealth Management and M&I Financial Advisors. Cedar Street Advisors manages the complex financial affairs of ultra-high net worth individuals and their families. Personal Wealth Management services assemble and implement an all-inclusive financial roadmap for high net worth individuals and families, providing for their private banking (credit and deposits), investment, estate and tax planning needs. M&I Financial Advisors uses a formulized financial planning process based on an individual’s resources, goals, and risk tolerance to develop a personalized financial plan, and then offers a full array of brokerage and insurance solutions to meet that plan. The Institutional Services business includes Retirement Plan Services, Taft-Hartley Services, Not-for-Profit Services, North Star Deferred Exchange and Trust Operations Outsourcing.

Treasury

Treasury provides management of interest rate risk, capital, liquidity, funding and investments to the Corporation and all of its subsidiary banks.

Others

The Other segment includes a Capital Markets Division and a National Consumer Banking Division. The Capital Markets Division provides a variety of products and services designed to address its customers’ risk management and investment needs. These services include derivative solutions and investment services, currency conversion and foreign exchange services and risk management. These services are provided primarily to corporate, business banking and financial institution clients. The National Consumer Banking Division provides wholesale home equity consumer lending, indirect automobile financing, and affinity banking services.

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

M&I has established a number of management committees responsible for assessing and evaluating risks associated with the Corporation’s businesses including the Credit Policy Committee, Asset Liability Committee and the Enterprise Risk Committee. M&I has in place a Risk Management Committee of the Board of Directors for oversight and governance of its risk management function. The Risk Management Committee consists of three non-management directors and has the responsibility of overseeing management’s actions with respect to credit, market, liquidity, fiduciary, operational, compliance, legal and reputational risks as well as M&I’s overall risk profile. M&I’s Chief Risk Officer is responsible for reporting to the Risk Management Committee.

Operational Risk Management

Operational risk is the risk of loss from human errors, failed or inadequate processes or systems and external events. This risk is inherent in all businesses. Resulting losses could take the form of explicit charges, increased operational costs, harm to M&I’s reputation or lost opportunities.

M&I seeks to mitigate operational risk through a system of internal controls to manage this risk at appropriate levels. Primary responsibility for managing internal controls lies with the managers of M&I’s various business lines. M&I monitors and assesses the overall effectiveness of its system of internal controls on an ongoing basis. The Enterprise Risk Committee oversees M&I’s monitoring, management and measurement of operational risk. In addition, M&I has established several other executive management committees to monitor, measure and report on specific operational risks to the Corporation, including business continuity planning, customer information security and compliance. These committees report to the Risk Management Committee of the Board of Directors on a regular basis.

Corporate Governance Matters

M&I has adopted a Code of Business Conduct and Ethics that applies to all of M&I’s employees, officers and directors, including M&I’s Chief Executive Officer, Chief Financial Officer and Controller. The Code of Business Conduct and Ethics is incorporated as an exhibit to this report and is also available on M&I’s website at www.micorp.com. M&I intends to disclose any amendment to or waiver of the Code of Business Conduct and Ethics that applies to M&I’s Chief Executive Officer, Chief Financial Officer or Controller on its website within five business days following the date of the amendment or waiver.

M&I makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and its insiders’ Section 16 reports, and all amendments to these reports, as soon as reasonably practicable after these materials are filed with or furnished to the Securities and Exchange Commission. In addition, certain documents relating to corporate governance matters are available on M&I’s website described above. These documents include, among others, the following:

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

Acquisitions Announced or Completed in 2008

On January 2, 2008, the Corporation completed its acquisition of First Indiana Corporation (“First Indiana”) based in Indianapolis, Indiana. First Indiana, with $2.1 billion in consolidated assets as of December 31, 2007, had 32 branches in central Indiana which became branches of M&I Bank on February 2, 2008.

On December 3, 2008, the Corporation completed its acquisition of a majority equity interest in Taplin, Canida & Habacht, Inc. (“TCH”). TCH, a Miami, Florida-based institutional fixed income money manager, had approximately $7.3 billion of assets under management as of December 31, 2008. TCH is part of the Corporation’s Wealth Management segment.

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

Principal Sources of Revenue

The table below shows the amount and percentages of M&I’s total consolidated revenues resulting from interest and fees on loans and leases, interest on investment securities, and Wealth Management revenues, for each of the last three years ($ in thousands):

	Interest and Fees on Loans and Leases		Interest on Investment Securities		Wealth Management Revenues
Years Ended December 31,	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Total Revenues
2008	$2,926,334	72.7%	$339,804	8.4%	$282,182	7.0%	$4,025,809
2007	3,243,109	73.7	371,074	8.4	262,835	6.0	4,398,231
2006	2,856,043	74.5	339,707	8.9	221,554	5.8	3,835,920

M&I business segment information is contained in Note 23 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

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

Employees

As of December 31, 2008, M&I and its subsidiaries employed in the aggregate 10,191 employees. M&I considers employee relations to be excellent. None of the employees of M&I or its subsidiaries are represented by a collective bargaining group.

Supervision and Regulation

As registered bank holding companies, M&I and M&I LLC (referred to collectively in this section as “M&I”) are subject to regulation and examination by the Federal Reserve Board under the BHCA. As of February 15, 2009, M&I owned a total of five bank and trust subsidiaries, including two Wisconsin state banks, a Missouri state bank, a federal savings bank, and a national banking association. M&I’s two Wisconsin state bank subsidiaries are subject to regulation and examination by the Wisconsin Department of Financial Institutions, as well as by the Federal Reserve Board. M&I’s Missouri state bank subsidiary is subject to regulation and examination by the Missouri Department of Economic Development, Division of Finance, and the Federal Reserve Board. M&I’s federal savings bank subsidiary is subject to regulation and examination by the Office of Thrift Supervision. M&I’s national bank, through which trust operations are conducted, is subject to regulation and examination by the Office of the Comptroller of the Currency. In addition, all of M&I’s bank subsidiaries are subject to examination by the Federal Deposit Insurance Corporation (“FDIC”).

Under Federal Reserve Board policy, M&I is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not do so absent such requirements. In addition, there are numerous federal and state laws and regulations which regulate the activities of M&I and its bank subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with officers, directors and affiliates, loan limits, consumer protection laws, privacy of financial information, predatory lending, fair lending, mergers and acquisitions, issuances of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking. Information regarding capital requirements for bank holding companies and tables reflecting M&I’s regulatory capital position at December 31, 2008 can be found in Note 15 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

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

In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). The USA PATRIOT Act was designed to deny terrorists and criminals the ability to obtain access to the United States financial system, and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act mandates financial services companies to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.

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

Selected Statistical Information

Statistical information relating to M&I and its subsidiaries on a consolidated basis is set forth as follows:

(1)	Average Balance Sheets and Analysis of Net Interest Income for each of the last three years is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Analysis of Changes in Interest Income and Interest Expense for each of the last two years is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3)	Nonaccrual, Past Due and Restructured Loans and Leases for each of the last five years is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)	Summary of Loan and Lease Loss Experience for each of the last five years (including the allocation of the allowance for loans and leases) is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5)	Return on Average Shareholders’ Equity, Return on Average Assets and other statistical ratios for each of the last five years can be found in Item 6, Selected Financial Data.

(6)	Potential Problem Loans and Leases for the last two years can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following tables set forth certain statistical information relating to M&I and its subsidiaries on a consolidated basis.

Investment Securities

The amortized cost of M&I’s consolidated investment securities at December 31 of each year are ($ in thousands):

	2008	2007	2006
U.S. Treasury and government agencies	$5,664,947	$5,849,041	$5,521,975
States and political subdivisions	1,111,192	1,267,876	1,300,907
Mortgage backed securities	175,740	119,487	116,397
Other	804,184	597,314	499,948

Total	$7,756,063	$7,833,718	$7,439,227

The maturities, at amortized cost, and weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 35% tax rate) of investment securities at December 31, 2008 are ($ in thousands):

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and government agencies	$2,139,005	3.83%	$2,759,984	3.83%	$658,131	3.83%	$107,827	3.83%	$5,664,947	3.83%
States and political subdivisions	127,115	7.69	154,394	7.10	362,037	6.29	467,646	6.32	1,111,192	6.58
Mortgage backed securities	113,250	5.26	50,972	5.26	11,463	5.26	55	5.26	175,740	5.26
Other	61,934	2.66	117,619	5.39	95,731	3.36	528,900	3.68	804,184	3.81

Total	$2,441,304	4.07%	$3,082,969	4.08%	$1,127,362	4.59%	$1,104,428	4.81%	$7,756,063	4.25%

Types of Loans and Leases

M&I’s consolidated loans and leases, including loans held for sale, classified by type, at December 31 of each year are ($ in thousands):

	2008	2007	2006	2005	2004
Commercial, financial and agricultural	$14,823,923	$13,730,710	$11,993,761	$9,491,368	$8,396,060
Industrial development revenue bonds	56,230	62,547	54,429	74,107	85,394

Total commercial, financial and agriculture	14,880,153	13,793,257	12,048,190	9,565,475	8,481,454
Real estate:
Construction	6,091,501	6,691,716	6,088,206	3,641,942	2,265,227
Mortgage:
Residential	12,937,934	11,518,406	10,670,840	9,884,283	8,548,029
Commercial	13,371,288	12,002,162	10,965,607	8,825,104	8,164,099

Total mortgage	26,309,222	23,520,568	21,636,447	18,709,387	16,712,128
Personal	1,929,374	1,560,573	1,458,628	1,621,825	1,536,809
Lease financing	774,294	730,144	703,580	632,348	537,930

Total loans and leases	49,984,544	46,296,258	41,935,051	34,170,977	29,533,548
Less:
Allowance for loan and lease losses	1,202,167	496,191	420,610	363,769	358,110

Net loans and leases	$48,782,377	$45,800,067	$41,514,441	$33,807,208	$29,175,438

Loan and Lease Balances and Maturities

The analysis of selected loan and lease maturities at December 31, 2008 and the rate structure for the categories indicated are ($ in thousands):

	Maturity				Rate Structure of Loans and Leases Due After One Year
	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total	With Pre- determined Rate	With Floating Rate	Total
Commercial, financial and agricultural	$9,401,059	$4,973,531	$449,333	$14,823,923	$1,430,376	$3,992,488	$5,422,864
Industrial development revenue bonds	1,550	15,005	39,675	56,230	20,371	34,309	54,680
Real estate—construction	3,428,744	2,585,057	77,700	6,091,501	228,934	2,433,823	2,662,757
Lease financing	151,464	544,059	78,771	774,294	622,830	—	622,830

Total	$12,982,817	$8,117,652	$645,479	$21,745,948	$2,302,511	$6,460,620	$8,763,131

Notes:

(1)	Scheduled repayments are reported in the maturity category in which the payments are due based on the terms of the loan agreements. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

(2)	The estimated effect arising from the use of interest rate swaps as shown in the rate structure of loans and leases is immaterial.

Deposits

The average amount of and the average rate paid on selected deposit categories for each of the years ended December 31 is as follows ($ in thousands):

	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$5,857,485		$5,469,774		$5,361,014
Interest bearing demand deposits	2,377,091	0.63%	2,110,546	1.49%	2,122,694	1.47%
Savings deposits	11,887,807	1.81	11,267,486	3.98	9,205,997	3.71
Time deposits	19,152,160	3.51	15,221,091	4.93	15,446,731	4.60

Total deposits	$39,274,543		$34,068,897		$32,136,436

The maturity distribution of time deposits issued in amounts of $100,000 and over outstanding at December 31, 2008 ($ in thousands) is:

Three months or less	$2,255,952
Over three and through six months	666,871
Over six and through twelve months	1,301,878
Over twelve months	8,076,441

Total	$12,301,142

At December 31, 2008, time deposits issued by foreign offices totaled $1.9 billion. The majority of foreign deposits were in denominations of $100,000 or more.

Short-Term Borrowings

Information related to M&I’s Federal funds purchased and security repurchase agreements for the last three years is as follows ($ in thousands):

	2008	2007	2006
Amount outstanding at year end	$1,190,000	$2,262,355	$2,838,618
Average amount outstanding during the year	2,929,677	3,144,774	2,558,249
Maximum outstanding at any month’s end	3,978,229	4,078,168	3,533,812
Weighted average interest rate at year end	0.25%	3.30%	5.12%
Weighted average interest rate during the year	2.09	5.03	4.99

Information relating to the Corporation’s other short-term borrowings is included in Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

ITEM 1A.	RISK FACTORS

The Corporation is subject to a number of risks that may adversely affect its financial condition and results of operations. Many of these risks are outside of the Corporation’s direct control. In addition to the other information included or incorporated by reference into this report, readers should carefully consider the following important factors which, among others, could materially impact the Corporation’s business, financial condition and results of operations.

The Corporation’s earnings are significantly affected by general business and economic conditions, including credit risk and interest rate risk.

The Corporation’s business and earnings are sensitive to general business and economic conditions in the United States and, in particular, the states where it has significant operations, including Wisconsin, Arizona, Indiana, Minnesota, Missouri, Kansas and Florida. M&I Bank FSB, a subsidiary of the Corporation, is headquartered in Nevada, but its activities are primarily outside of Nevada and it has no significant exposure to economic conditions in that state. The general business and economic conditions described above include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, the strength of the U.S. and local economies, real estate values, consumer spending, borrowing and saving habits, all of which are beyond the Corporation’s control. For example, an economic downturn, increase in unemployment or higher interest rates could decrease the demand for loans and other products and services and/or result in a deterioration in credit quality and/or loan performance and collectability. Nonpayment of loans could have an adverse effect on the Corporation’s financial condition and results of operations and cash flows. Higher interest rates also could increase the Corporation’s cost to borrow funds and increase the rate the Corporation pays on deposits.

The Corporation’s real estate loans expose the Corporation to increased credit risks.

A substantial portion of the Corporation’s loan and lease portfolio consists of real estate-related loans, including construction and residential and commercial mortgage loans. As a result, the deterioration in the U.S. real estate markets, along with the deterioration in the U.S. economy as a whole, has led to an increase in non-performing loans and charge-offs, and the Corporation has had to increase its allowance for loan and lease losses. Further deterioration in the commercial or residential real estate markets and in the U.S. economy would increase the Corporation’s exposure to real estate-related credit risk and cause the Corporation to further increase its allowance for loan and lease losses, all of which would have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law in 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the United States Department of the Treasury (the “UST”) was granted the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The UST announced a Capital Purchase Program (the “CPP”) under the EESA pursuant to which has purchased and will continue to purchase senior preferred stock in participating financial institutions. On November 14, 2008, the Corporation entered into a Letter Agreement, and the related Securities Purchase Agreement—Standard Terms attached thereto, with the UST providing for the issuance to the UST of the Corporation’s Senior Preferred Stock, Series B and a warrant to purchase shares of the Corporation’s common stock at a specified price.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law. The purpose of the ARRA is to make supplemental appropriations for job preservation and creation, infrastructure investment, energy efficiency and science, assistance to the unemployed, and state and local fiscal stabilization.

There can be no assurance as to the actual impact that these legislative initiatives will have on the financial markets or on the Corporation. The failure of these programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Corporation’s business, financial condition, results of operations, access to credit or the trading price of the Corporation’s common stock.

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

The Corporation’s stock price can fluctuate widely in response to a variety of factors, including the factors described elsewhere in these Risk Factors and the following additional factors:

•	actual or anticipated variations in the Corporation’s quarterly results;

•	changes or contemplated changes in government regulations;

•	unanticipated losses or gains due to unexpected events, including losses or gains on securities held for investment purposes;

•	credit quality ratings;

•	new technology or services offered by the Corporation’s competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Corporation or its competitors;

•	changes in accounting policies or practices; or

•	failure to successfully integrate the Corporation’s acquisitions or realize anticipated benefits from the Corporation’s acquisitions.

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

In connection with its participation in the CPP, the Corporation issued preferred securities and a warrant representing the right to purchase the Corporation’s common stock. The market price of the Corporation’s common stock could decline as a result of sales of a large number of shares of common stock acquired upon exercise of the warrant in the market. If the warrant is exercised, the issuance of additional common stock would dilute the ownership interest of the Corporation’s existing shareholders.

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

The Corporation has identified three accounting policies as being “critical” to the presentation of its financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to: (1) the allowance for loan and lease losses, (2) income taxes, and (3) fair value measurements. Because of the inherent uncertainty of estimates about these matters, no assurance can be given that the application of alternative policies or methods might not result in the Corporation’s reporting materially different amounts.

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

The Corporation has an acquisition program, which involves risks related to integration of acquired companies or businesses and the potential for the dilution of the value of the Corporation’s stock.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

(Age as of March 1, 2009)

Name of Officer	Office
Ann M. Benschoter Age 51	Senior Vice President since December 2008 of Marshall & Ilsley Corporation; Executive Vice President since December 2008, Senior Vice President since December 2001, and Vice President since August 1998 of M&I Marshall & Ilsley Bank; Director, Marshall & Ilsley Trust Company National Association.

Walt A. Buckhanan Age 47	Vice President and Director of Corporate Diversity since December 2007 of Marshall & Ilsley Corporation; Senior Vice President since April 2008, Vice President of Diversity and Inclusion Management from 2004 to 2007, Vice President and Strategic Sales Manager from February 2003 to 2004 of M&I Marshall & Ilsley Bank; Executive Vice President of North Milwaukee State Bank from August 2001 to February 2003.

Patricia M. Cadorin Age 55	Vice President since June 2001 and Director of Corporate Communications since July 2002 of Marshall & Ilsley Corporation; Senior Vice President of M&I Marshall & Ilsley Bank since June 2005.

Ryan R. Deneen Age 44	Senior Vice President, Director of Corporate Tax of Marshall & Ilsley Corporation since December 2003; Director and President of M&I Business Credit Holdings, Inc., Manager of M&I MEDC Fund, LLC, Director, Vice President and Treasurer of Milease, LLC, President and Secretary of M&I Marshall & Ilsley Holdings II, Inc., Vice President and Assistant Secretary of M&I LLC; Partner with KPMG LLP, a public accounting firm, from 1986 to November 2003.

Thomas R. Ellis Age 51	Senior Vice President of Marshall & Ilsley Corporation since February 2005; Executive Vice President since February 2005, Senior Vice President from 1998 to February 2005 of M&I Marshall & Ilsley Bank; Director of Marshall & Ilsley Trust Company National Association, M&I Business Credit, LLC, M&I Equipment Finance Company, M&I Financial Advisors, Inc., M&I Insurance Services, Inc. and M&I Private Equity Group II, LLC.

Randall J. Erickson Age 49	Senior Vice President, General Counsel since June 2002, Chief Administrative Officer since April 2007, and Corporate Secretary from June 2002 to April 2007 of Marshall & Ilsley Corporation; General Counsel since June 2002, and Corporate Secretary from June 2002 to April 2007 of M&I Marshall & Ilsley Bank; Director, Vice President and Secretary of M&I LLC, M&I Private Equity Group LLC and M&I Ventures, LLC; Director of M&I Bank FSB, M&I Community Development Corporation, M&I Investment Partners Management, LLC, and Milease, LLC; Director and Secretary of M&I Private Equity Group II, LLC; Director and Vice President of SWB Holdings, Inc.; Administrative Trustee of MVBI Capital Trust; Successor Administrator of Trustcorp Statutory Trust I.

Mark F. Furlong Age 51	Chief Executive Officer since April 2007, President since April 2005, Executive Vice President from January 2002 to April 2005, Senior Vice President from April 2001 to January 2002, and Chief Financial Officer from February 2007 to June 2007 and April 2001 to October 2004 of the Corporation; Director and President since July 2004, and Chief Executive Officer since April 2007 of M&I Marshall & Ilsley Bank; Director, Vice President and Treasurer of M&I Private Equity Group LLC, and M&I Ventures L.L.C.; Director of Marshall & Ilsley Trust Company National Association, M&I Bank Mayville, M&I Equipment Finance Company, and Milease, LLC; Senior Vice President of Southwest Bank, an M&I Bank; a Director since April 2006.

Mark R. Hogan Age 54	Senior Vice President and Chief Credit Officer since October 2001 of Marshall & Ilsley Corporation; Executive Vice President since February 2005, Chief Credit Officer since November 1995, Senior Vice President from 1995 to February 2005 of M&I Marshall & Ilsley Bank; Director of M&I Equipment Finance Company, M&I Business Credit, LLC and M&I Private Equity Group II, LLC; Director and Vice President of SWB Holdings, Inc.

Name of Officer	Office
Patricia R. Justiliano Age 58	Senior Vice President since 1994 and Corporate Controller since April 1989, Vice President from 1986 to 1994 of Marshall & Ilsley Corporation; Senior Vice President since April 2006, Vice President from January 1999 to April 2006, Controller since September 1998 of M&I Marshall & Ilsley Bank; Director, President and Treasurer of M&I Marshall & Ilsley Holdings, Inc., M&I Marshall & Ilsley Investment II Corporation, M&I Zion Investment II Corporation, M&I Zion Holdings. Inc. and SWB of St. Louis Holdings, Inc.; Director and President of M&I Marshall & Ilsley Regional Holdings, Inc.; Director, Vice President and Treasurer of M&I Insurance Company of Arizona; Director and Treasurer of M&I Mortgage Reinsurance Corporation; Director of M&I Bank FSB, M&I Bank of Mayville, M&I Marshall & Ilsley Investment Corporation, M&I Servicing Corp., M&I Zion Investment Corporation, M&I Custody of Nevada, Inc., SWB Investment Corporation and Louisville Realty Corporation; Vice President and Treasurer of M&I LLC; Manager of SWB of St. Louis Holdings I, LLC and SWB of St. Louis Holdings II, LLC; Senior Vice President of Southwest Bank, an M&I Bank; and Trustee of SWB Investment II Corporation.

Brent J. Kelly Age 47	Senior Vice President and Director of Marketing since February 2006 of Marshall & Ilsley Corporation; Senior Vice President, Sales & Marketing, of Cheryl&Co. from June 2002 to December 2005, a division of 1-800-Flowers.com.

Beth D. Knickerbocker Age 42	Senior Vice President, Chief Risk Officer since January 2005, Vice President, Senior Compliance Counsel from May 2004 to January 2005 of Marshall & Ilsley Corporation; Attorney at Sutherland Asbill & Brennan LLP, a Washington, D.C. law firm, from December 2000 to May 2004.

Kenneth C. Krei Age 59	Senior Vice President of Marshall & Ilsley Corporation since July 2003; Chairman of the Board since January 2005, President and Chief Executive Officer of Marshall & Ilsley Trust Company National Association since July 2003; Chairman of the Board since January 2005, and Chief Executive Officer of M&I Investment Management Corp. since July 2003; Director and President of M&I Investment Partners Management, LLC; Chairman and Director of M&I Financial Advisors, Inc., M&I Insurance Services, Inc., M&I Distributors LLC, and Marshall Funds; Director and Vice President of M&I Realty Advisors, Inc.; Executive Vice President, Investment Advisors at Fifth Third Bancorp from 2001 to 2003.

Thomas J. O’Neill Age 48	Senior Vice President since April 1997 of Marshall & Ilsley Corporation; Executive Vice President since 2000, Senior Vice President from 1997 to 2000, Vice President from 1991 to 1997 of M&I Marshall & Ilsley Bank; Director and President of M&I Bank FSB, M&I Dealer Finance, Inc., M&I Insurance Company of Arizona, Inc., M&I Mortgage Reinsurance Corporation; Director and Vice President of M&I Community Development Corporation and M&I Realty Advisors, Inc.; Director of M&I Bank of Mayville, Regional Holding Company, Inc. and Louisville Realty Corporation; Manager of M&I MEDC Fund, LLC; Senior Vice President of Southwest Bank, an M&I Bank.

Paul J. Renard Age 48	Senior Vice President, Director of Human Resources since 2000, Vice President and manager since 1994 of Marshall & Ilsley Corporation; Senior Vice President of M&I Marshall & Ilsley Bank; Vice President and Assistant Secretary of M&I LLC.

John L. Roberts Age 56	Senior Vice President of Marshall & Ilsley Corporation since 1994; Senior Vice President since 1994, Vice President and Controller from 1986 to 1995 of M&I Marshall & Ilsley Bank; Director of M&I Bank FSB; Director and President of M&I Bank of Mayville.

Thomas A. Root Age 52	Senior Vice President since 1998, Audit Director since May 1996, Vice President from 1991 to 1998 of Marshall & Ilsley Corporation; Senior Vice President since April 2006, Vice President since 1993 and Audit Director since 1999 of M&I Marshall & Ilsley Bank.

Name of Officer	Office
Gregory A. Smith Age 45	Senior Vice President and Chief Financial Officer of Marshall & Ilsley Corporation, since June 2006; Chief Financial Officer of M&I Marshall & Ilsley Bank, since June 2006; Director and President of M&I LLC; Director and Chief Financial Officer of Southwest Bank, an M&I Bank; Director of M&I Insurance Services, Inc., Marshall & Ilsley Trust Company National Association, M&I Financial Advisors, Inc., and Milease, LLC; Chief Financial Officer of M&I Bank of Mayville and M&I Bank FSB; Managing Director, Investment Banking, Credit Suisse from October 2004 to June 2006; Managing Director, Investment Banking, UBS Investment Bank from April 2000 to September 2004.

Michael C. Smith Age 50	Senior Vice President and Corporate Treasurer of Marshall & Ilsley Corporation, since March 2006; Senior Vice President since April 2006 of M&I Marshall & Ilsley Bank; Director and President of M&I Northwoods III, L.L.C. and M&I Dealer Auto Securitization, LLC; Director of M&I Community Development Corporation, M&I Bank FSB, M&I Custody of Nevada, Inc., M&I Servicing Corp, M&I Marshall & Ilsley Investment Corporation, M&I Marshall & Ilsley Investment II Corporation, M&I Marshall & Ilsley Holdings, Inc, M&I Zion Holdings, Inc., M&I Zion Investment Corporation, M&I Zion Investment II Corporation, SWB Investment Corporation, SWB of St. Louis Holdings, Inc., and M&I Marshall & Ilsley Regional Holdings, Inc.; Manager of SWB of St. Louis Holdings I, LLC and SWB of St. Louis Holdings II, LLC; Trustee of SWB Investment II Corporation; Senior Vice President, Southwest Bank, an M&I Bank; Successor Administrator of Trustcorp Statutory Trust I; Treasurer, AIG Consumer Finances Group from May 2001 to February 2006.

Ronald E. Smith Age 62	Senior Vice President since March 2005 of Marshall & Ilsley Corporation; Executive Vice President since March 2005, Senior Vice President from 2001 to March 2005 of M&I Marshall & Ilsley Bank.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Listing

M&I’s common stock is traded under the symbol “MI” on the New York Stock Exchange. Common dividends declared and the price range for M&I’s common stock for each of the last five years can be found in Item 8, Consolidated Financial Statements and Supplementary Data, Quarterly Financial Information.

A discussion of the regulatory restrictions on the payment of dividends can be found under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 15 in Item 8, Consolidated Financial Statements and Supplementary Data.

Holders of Common Equity

At December 31, 2008 M&I had approximately 15,905 record holders of its common stock.

Shares Purchased

The following table reflects the purchases of M&I common stock for the specified period:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2008	76,729	$18.35	0	7,217,600
November 1 to November 30, 2008	31,372	15.27	0	7,217,600
December 1 to December 31, 2008	8,928	17.32	0	7,217,600

(1)	Amounts represent shares purchased by rabbi trusts pursuant to nonqualified deferred compensation plans for the three months ended December 31, 2008.

M&I’s Share Repurchase Program was publicly reconfirmed in April 2006, 2007 and 2008. The Share Repurchase Program authorizes the purchase of up to 12 million shares annually and renews each year at that level unless changed or terminated by subsequent Board action. M&I did not repurchase any shares pursuant to the Share Repurchase Program during the fourth quarter of 2008.

In connection with the Corporation’s participation in the CPP, the consent of the UST will be required for the Corporation to repurchase its common stock other than in connection with benefit plans consistent with past practice and certain other specified circumstances. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for additional information regarding the CPP.

ITEM 6.	SELECTED FINANCIAL DATA

Consolidated Summary of Earnings

($000’s except share data)

	Years Ended December 31,
	2008	2007	2006	2005	2004
Interest and Fee Income:
Loans and leases	$2,926,334	$3,243,109	$2,856,043	$1,959,063	$1,432,756
Investment securities:
Taxable	286,054	311,837	277,938	214,537	200,107
Exempt from federal income taxes	53,750	59,237	61,769	64,127	58,826
Trading securities	2,530	1,012	614	229	271
Short-term investments	9,026	18,001	14,707	7,452	2,079
Loan to Metavante	—	35,969	43,163	43,652	22,871

Total interest and fee income	3,277,694	3,669,165	3,254,234	2,289,060	1,716,910

Interest Expense:
Deposits	902,944	1,231,252	1,083,392	562,552	281,271
Short-term borrowings	139,627	236,671	186,746	106,220	61,144
Long-term borrowings	454,413	585,025	476,540	329,876	196,160

Total interest expense	1,496,984	2,052,948	1,746,678	998,648	538,575

Net interest income	1,780,710	1,616,217	1,507,556	1,290,412	1,178,335
Provision for loan and lease losses	2,037,707	319,760	50,551	44,795	37,963

Net interest income (loss) after provision for loan and lease losses	(256,997)	1,296,457	1,457,005	1,245,617	1,140,372

Other Income:
Wealth management	282,182	262,835	221,554	191,720	175,119
Net investment securities gains	17,229	34,814	9,701	45,514	35,336
Other	448,704	431,417	350,431	336,357	316,900

Total other income	748,115	729,066	581,686	573,591	527,355

Other Expense:
Salaries and employee benefits	723,245	659,871	613,394	549,859	494,462
Goodwill impairment	1,535,144	—	—	—	—
Other	735,716	655,072	470,148	404,566	387,271

Total other expense	2,994,105	1,314,943	1,083,542	954,425	881,733

Income (loss) before income taxes	(2,502,987)	710,580	955,149	864,783	785,994
Provision (benefit) for income taxes	(459,525)	213,641	307,435	278,124	256,955

Income (loss) from Continuing Operations	(2,043,462)	496,939	647,714	586,659	529,039
Income from discontinued operations, net of tax	—	653,997	160,124	119,531	76,814

Net Income (Loss)	$(2,043,462)	$1,150,936	$807,838	$706,190	$605,853

Preferred Dividends	(12,737)	—	—	—	—

Net Income (Loss) Available to Common Shareholders	$(2,056,199)	$1,150,936	$807,838	$706,190	$605,853

Basic earnings per common share:
Continuing Operations	$(7.92)	$1.91	$2.60	$2.54	$2.37
Discontinued operations	—	2.51	0.64	0.52	0.35

Net Income (Loss)	$(7.92)	$4.42	$3.24	$3.06	$2.72

Diluted earnings per common share:
Continuing Operations	$(7.92)	$1.87	$2.54	$2.49	$2.32
Discontinued operations	—	2.47	0.63	0.50	0.34

Net Income (Loss)	$(7.92)	$4.34	$3.17	$2.99	$2.66

Other Significant Data:
Return on Average Shareholders’ Equity	n.m. %	17.23%	14.42%	16.21%	17.00%
Return on Average Assets	n.m.	1.98	1.53	1.63	1.63
Common Dividend Declared	$1.27	$1.20	$1.05	$0.93	$0.81
Dividend Payout Ratio	n.m. %	27.65%	33.12%	31.10%	30.45%
Average Equity to Average Assets Ratio	11.01	11.48	10.64	10.07	9.59
Ratio of Earnings to Fixed Charges*
Excluding Interest on Deposits	n.m. x	1.85 x	2.42 x	2.96 x	3.99 x
Including Interest on Deposits	n.m. x	1.34 x	1.54 x	1.86 x	2.44 x

*	See Exhibit 12 for detailed computation of these ratios.

Consolidated Average Balance Sheets

($000’s except share data)

	Years Ended December 31,
	2008	2007	2006	2005	2004
Assets:
Cash and due from banks	$897,709	$1,005,362	$974,120	$923,387	$814,236
Investment securities:
Trading securities	197,237	56,580	45,559	26,922	22,297
Short-term investments	427,147	352,235	297,859	229,273	163,043
Other investment securities:
Taxable	6,454,016	6,208,495	5,664,199	4,845,549	4,672,117
Tax Exempt	1,158,185	1,287,066	1,303,872	1,334,793	1,199,139

Total investment securities	8,236,585	7,904,376	7,311,489	6,436,537	6,056,596
Loan to Metavante	—	817,885	982,000	994,055	534,519
Loans and Leases:
Commercial	14,841,714	12,672,367	11,175,436	8,954,617	7,621,077
Real estate	32,410,830	28,865,495	25,808,422	20,728,918	17,215,467
Personal	1,732,247	1,416,411	1,478,816	1,521,801	1,633,794
Lease financing	722,289	695,756	661,466	567,344	552,551

Total loans and leases	49,707,080	43,650,029	39,124,140	31,772,680	27,022,889
Less: Allowance for loan and lease losses	877,730	448,222	406,390	362,886	360,408

Net loans and leases	48,829,350	43,201,807	38,717,750	31,409,794	26,662,481
Premises and equipment, net	528,846	458,819	415,150	330,273	330,492
Accrued interest and other assets	4,637,427	3,555,545	2,927,220	2,226,048	2,161,071

Total assets of continuing operations	63,129,917	56,943,794	51,327,729	42,320,094	36,559,395
Assets of discontinued operations	—	1,265,833	1,323,369	963,447	603,199

Total Assets	$63,129,917	$58,209,627	$52,651,098	$43,283,541	$37,162,594

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest bearing	$5,857,485	$5,469,774	$5,361,014	$4,972,890	$4,603,470
Interest bearing:
Bank issued deposits:
Bank issued interest bearing activity deposits	14,232,732	13,490,042	11,927,756	10,415,477	10,324,517
Bank issued time deposits	8,998,604	8,555,413	7,592,019	4,600,614	3,436,842

Total bank issued interest bearing deposits	23,231,336	22,045,455	19,519,775	15,016,091	13,761,359
Wholesale deposits	10,185,722	6,553,668	7,255,647	6,717,682	6,044,819

Total interest bearing deposits	33,417,058	28,599,123	26,775,422	21,733,773	19,806,178

Total deposits	39,274,543	34,068,897	32,136,436	26,706,663	24,409,648
Short-term borrowings	6,163,488	4,693,890	3,637,634	2,924,834	2,907,922
Long-term borrowings	9,749,118	11,533,685	10,070,881	8,189,708	5,323,774
Accrued expenses and other liabilities	991,056	1,072,261	1,031,954	880,447	786,067
Liabilities of discontinued operations	—	160,430	173,287	224,575	170,940

Total Liabilities	56,178,205	51,529,163	47,050,192	38,926,227	33,598,351
Shareholders’ Equity	6,951,712	6,680,464	5,600,906	4,357,314	3,564,243

Total Liabilities and Shareholders’ Equity	$63,129,917	$58,209,627	$52,651,098	$43,283,541	$37,162,594

Other Significant Data:
Book Value Per Common Share at Year End	$17.58	$26.86	$24.24	$20.27	$17.51
Average Common Shares Outstanding	260,272,334	260,906,330	249,723,333	231,300,867	223,123,866

Credit Quality Ratios:
Net Loan and Lease Charge-offs to Average Loans and Leases	2.74%	0.59%	0.10%	0.12%	0.11%
Total Nonperforming Loans and Leases* and OREO to End of Period Loans and Leases and OREO	4.24	2.24	0.70	0.44	0.48
Allowance for Loan and Lease Losses to End of Period Loans and Leases	2.41	1.07	1.00	1.06	1.21
Allowance for Loan and Lease Losses to Total Nonperforming Loans and Leases*	66	54	157	259	271

*	Nonperforming loans and leases includes nonaccrual, renegotiated, and past due 90 days or more.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the year ended December 31, 2008, the Corporation reported a net loss of $2,043.5 million or $7.92 per diluted common share compared to income from continuing operations for the year ended December 31, 2007 of $496.9 million or $1.87 per diluted common share.

Organic loan growth, disciplined deposit pricing, the ability to access reasonably priced funding sources and banking acquisitions completed in 2008 and 2007 contributed to the growth in net interest income and other banking sources of revenues. Despite the volatile markets, the Corporation’s Wealth Management segment continued to report growth in fee income.

The deterioration in the national real estate markets, economic recession and disruption in the capital markets adversely impacted the Corporation’s financial condition and results of operations throughout 2008.

As a result of the unprecedented weakness in the financial markets and the decline in the Corporation’s common stock price, numerous tests for goodwill impairment were performed throughout 2008. The results of goodwill impairment testing at the end of the fourth quarter of 2008 indicated that the fair value of certain of the Corporation’s banking-related Reporting Units were less than their book values, resulting in a non-cash after-tax charge to earnings for goodwill impairment in the amount of $1,487.9 million or $5.73 per diluted common share. The Tier 1 and Total regulatory capital ratios were unaffected by this adjustment. See Note 15—Shareholders’ Equity in Notes to Consolidated Financial Statements for additional information.

The continued deterioration in the national real estate markets and the economic recession had a negative impact on the Corporation’s loan and lease portfolio in 2008. In addition to a significant increase in nonperforming assets, the amount of loan impairment increased in 2008 due to the depressed state of underlying real estate collateral values. The Corporation’s construction and development real estate loans, particularly in Arizona, the west coast of Florida and certain correspondent banking business channels, exhibited the most dramatic increase in stress and impairment. The increase in stress and impairment and the accelerated disposition of problem assets resulted in net charge-offs and provision for loan and lease losses that were significantly higher in 2008 when compared to the Corporation’s historical experience with net charge-offs and provision for loan and lease losses. The provision for loan and lease losses amounted to $2,037.7 million in 2008 compared to $319.8 million in 2007, an increase of $1,717.9 million. On an after-tax basis, the increase in the provision for loan and lease losses in 2008 compared to 2007 amounted to approximately $1,099.5 million or $4.24 per diluted common share.

Throughout 2008, the Corporation experienced elevated levels of expenses due to the increase in operating costs associated with collection efforts and carrying nonperforming assets. The Corporation estimates that the increase in expense associated with collection efforts and carrying nonperforming assets, net of related revenue, amounted to $85.5 million in 2008 compared to 2007, which, on an after-tax basis, was approximately $0.21 per diluted common share.

The economic recession and disruption in the capital markets also resulted in an other than temporary investment security loss, write-down of a bank-owned life insurance policy, unexpected losses in the Corporation’s Wealth Management segment and other credit and market related losses. Those write-downs and losses were partially offset by gains from the extinguishment of certain debt obligations, securities gains and reversals of litigation accruals associated with the Corporation’s membership interests in Visa and an additional income tax benefit related to prior years. During the fourth quarter of 2008, the Corporation recorded severance expense associated with a corporate-wide reduction in force. For the year ended December 31, 2008, these items resulted in a net pre-tax loss of $29.3 million which on an after-tax basis amounted to approximately $0.05 per diluted common share.

As previously announced, the Corporation is a participant in the United States Department of the Treasury’s (“UST”) Capital Purchase Program (the “CPP”). During the fourth quarter of 2008, the Corporation issued to the government $1.7 billion of senior perpetual preferred stock and a warrant to purchase the Corporation’s common stock. At December 31, 2008, the Corporation’s Tier 1 ratio was 9.49 percent, $2.0 billion above the “well capitalized” threshold as defined by regulatory standards.

According to the American Bankers Association Economic Advisory Committee, the United States economy declined at the sharpest rate in nearly three decades during the fourth quarter of 2008. In light of the economic recession and expectation that 2009 will continue to be a difficult year for the global economy and the real estate markets in particular, the Corporation is committed to preserving its strong capital base while contributing to the objective of the CPP by continuing to lend to creditworthy consumers and businesses and continuing to provide assistance to customers who are increasingly challenged by the economy.

In order to preserve its strong capital base, the Corporation recently announced that it would undertake a series of significant expense reduction initiatives, reduce the quarterly common stock cash dividend to $0.01 per share and implement several risk-management strategies to reduce its exposure to construction and development loans.

Through a freeze on filling open positions, attrition and staff reductions, the Corporation will reduce its workforce by approximately 830 positions or approximately 8% of its total workforce. Approximately 80 percent of the workforce reductions were completed in 2008. The remaining 20 percent are related to operational efficiencies and are expected to be achieved by the end of 2009. Executive officer and other senior level salaries will be frozen in 2009 and awards and benefits under a variety of other programs for employees will be reduced. However, the Corporation’s ability to use performance-based compensation elements will be severely limited under the American Recovery and Reinvestment Act of 2009 (the “ARRA”) regulations. As a result, the Human Resources and Compensation Committee of the Board of Directors will evaluate what actions to take in response to these regulations, including a potential reversal of the freeze on base salary increases. The Board of Directors also reduced the annual cash retainer for directors by 25%, and the Corporation is reducing a number of other expenses. These expense initiatives are expected to reduce the Corporation’s expenses on an annualized, pre-tax basis by approximately $100 million.

With respect to credit quality, management expects the prevailing economic and national real estate market conditions will continue in 2009 and could extend into 2010. The level of net charge-offs and the recorded allowance for loan and lease losses are based on management’s best estimate of the losses incurred at the measurement date. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated. Management expects the provision for loan and lease losses will continue to be higher than its pre-2007 historical experience prior to the recession and crisis in the national real estate markets. Rapidly changing collateral values, general economic conditions and numerous other factors continue to create volatility in the housing markets and have increased the possibility that additional losses may have to be recognized with respect to the Corporation’s current nonperforming assets. In addition, further deterioration in the economy and national housing markets would likely result in an increase in the amount of nonperforming assets, net charge-offs and provisions for loan and lease losses reported in future quarters. Due to the uncertainty caused by the recession and the resulting rise in unemployment, the crisis in the national real estate markets and numerous other unknown factors that will ultimately affect the timing and amount of nonperforming assets, net charge-offs and the provision for loan and lease losses, it is difficult to develop reliable expectations about nonperforming assets, net charge-offs and provisions for loan and lease losses that will be recognized in 2009.

With regard to other expectations for 2009, management expects the net interest margin will continue to experience compression based on current interest rate volatility occurring in the market together with the numerous other factors that impact net interest income and the net interest margin. Commercial and industrial loans contracted slightly in the fourth quarter of 2008 compared to the third quarter of 2008. Commercial and industrial loan growth is expected to be in the low single-digits in 2009. Commercial real estate loan growth for 2009 is expected to be relatively modest and consistent with the 1.9% linked quarter loan growth the Corporation experienced in the fourth quarter of 2008. Management expects construction and development real estate loans will continue to decline. Wealth Management revenue is affected by market volatility and direction. The uncertainty that currently exists in the markets makes it difficult to make an estimate of Wealth Management revenue in 2009.

Income from continuing operations in 2007 amounted to $496.9 million or $1.87 per diluted common share compared to income from continuing operations in 2006 of $647.7 million or $2.54 per diluted common share, a decrease of $150.8 million or $0.67 per diluted common share. The decrease in income from continuing operations in 2007 compared to 2006 was primarily attributable to the increases in the provision for loan and lease losses. The provision for loan and lease losses amounted to $319.8 million in 2007 compared to $50.6 million in 2006, an increase of $269.2 million. On an after-tax basis, the increase in the provision for loan and lease losses in 2007 compared to 2006 amounted to approximately $175.0 million or $0.66 per diluted common share.

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

Expenses in 2007 include losses associated with two debt terminations, litigation accruals that arose from the Corporation’s membership interests in Visa and a donation to support charitable works in the communities within the Corporation’s markets. In the aggregate, these expense and loss items amounted to approximately $134.5 million and resulted in a decrease to income from continuing operations of $87.4 million or $0.32 per diluted common share.

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

As part of the Separation, the Corporation received capital contributions of $1,665 million in cash from Metavante, which consisted of a contribution from Metavante of $1,040 million and proceeds of $625 million from Metavante’s issuance of a 25% equity interest to WPM L.P., an affiliate of Warburg Pincus LLC. For accounting purposes only, the investment by Warburg Pincus LLC in Metavante was treated as a sale of 25% of Metavante’s common stock by the Corporation to Warburg Pincus LLC for cash in the amount of $625 million. The sale resulted in a tax-free gain in the amount of $525.6 million. In addition, the Corporation received $982 million in repayment of indebtedness that was due from Metavante.

The results of operations and financial condition for the periods presented include the effects of the banking-related and wealth management-related acquisitions from the dates of consummation of the acquisitions. All transactions were accounted for using the purchase method of accounting. See Note 5 – Business Combinations in Notes to Consolidated Financial Statements for a discussion of the Corporation’s banking and Wealth Management acquisitions completed in 2008 and 2007 and 2006.

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

All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of M&I are based upon information available at the time the statement is made and M&I assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and M&I’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors in this Form 10-K.

Significant Transactions

Some of the more noteworthy transactions and events in 2008, 2007 and 2006 consisted of the following:

2008

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

On November 14, 2008, as part of the CPP, the Corporation agreed to sell 1,715,000 shares of the Corporation’s Senior Preferred Stock, Series B (the “Senior Preferred Stock”), having a liquidation preference of $1,000 per share, for a total price of $1.715 billion. The Senior Preferred Stock qualifies as Tier 1 capital and pays cumulative compounding dividends at a rate of 5% per year for the first five years and 9% per year thereafter. As a condition to participating in the CPP, the Corporation issued and sold to the UST a warrant (the “Warrant”) to purchase 13,815,789 shares (the “Warrant Shares”) of the Corporation’s common stock, at an initial per share exercise price of $18.62, for an aggregate purchase price of approximately $257.25 million. The term of the Warrant is ten years. Pursuant to the Securities Purchase Agreement entered into in connection with the transaction, until the UST no longer owns any shares of the Senior Preferred Stock, the Warrant or Warrant Shares, the Corporation’s employee benefit plans and other executive compensation arrangements for its senior executive officers must continue to comply in all respects with Section 111(b) of Emergency Economic Stabilization Act of 2008 (the “EESA”) and the rules and regulations promulgated by the UST.

On December 3, 2008, the Corporation completed its acquisition of a majority equity interest in Taplin, Canida & Habacht, Inc. (“TCH”). TCH, based in Miami, Florida, is an institutional fixed income money manager with approximately $7.3 billion of assets under management as of December 31, 2008. Total consideration paid at closing in this transaction amounted to $64.0 million, consisting of 4,863,221 shares of the Corporation’s common stock valued at $13.16 per common share.

On December 18, 2008, the Corporation announced it had introduced a corporate-wide program designed to keep families in their homes by helping home owners avoid delinquency and foreclosure, including a 90-day foreclosure moratorium on all owner-occupied residential loans for customers who agree to work in good faith to reach a successful repayment agreement. In addition to the foreclosure moratorium, the Corporation’s homeowner assistance program includes stipulation plans, loan modifications, extensions and short-term forbearance options that have contributed to the higher level of renegotiated loans.

The results of goodwill impairment testing at the end of the fourth quarter of 2008 indicated that the fair value of certain of the Corporation’s banking-related Reporting Units were less than their book values, resulting in an after-tax total non-cash charge to earnings for goodwill impairment in the amount of $1,487.9 million or $5.73 per diluted common share.

During 2008, the Corporation recognized income of $39.1 million due to the completion of the initial public offering (“IPO”) by Visa. As a result of the IPO, Visa redeemed 38.7% of the Class B Visa common stock owned by the Corporation. The gain from the redemption amounted to $26.9 million and is reported in Net Investment Securities Gains in the Consolidated Statements of Income. In addition, Visa established an escrow for certain litigation matters from the proceeds of the IPO. As a result of the funded escrow, the Corporation reversed $12.2 million of the litigation accruals that were originally recorded in 2007 due to the Corporation’s membership interests in Visa. The reversed accrual is reported in the Other line of Other Expense in the Consolidated Statements of Income. On an after-tax basis, these two Visa-related items reduced net loss by approximately $0.10 per diluted common share.

During 2008, the Corporation recognized an additional income tax benefit of $20.0 million, or $0.08 per diluted common share, related to how the TEFRA (interest expense) disallowance should be calculated within a consolidated group.

During 2008, the Corporation re-acquired and extinguished $169.2 million of debt. The gain amounted to $14.7 million and is reported in Gain on Termination of Debt in the Consolidated Statements of Income. On an after-tax basis, this gain reduced net loss by approximately $0.04 per diluted common share.

Market disruptions in the equity and fixed income markets resulted in unexpected losses in the Corporation’s Wealth Management segment. Losses attributable to the Lehman Brothers bankruptcy, costs of providing credit support agreements and other market related losses amounted to $45.7 million in 2008. The losses are reported in the Other line of Other Expense in the Consolidated Statements of Income. On an after-tax basis, these losses increased net loss by approximately $0.11 per diluted common share.

The deterioration in the national real estate markets resulted in a significant increase in the provision for losses for unfunded commitments and other credit related charges. In addition, rising fuel costs earlier in 2008 resulted in write-downs of residual values associated with consumer vehicle leases. In total these provisions and write-downs amounted to $26.9 million and are reported in the Other line of Other Expense in the Consolidated Statements of Income. On an after-tax basis, these items increased net loss by approximately $0.07 per diluted common share.

During 2008, the Corporation recognized a loss related to one of its bank-owned life insurance (“BOLI”) policies. The BOLI policy contains a stable value agreement that provides limited cash surrender value protection from declines in the value of the policy’s underlying investments. During the fourth quarter of 2008, the value of the policy’s underlying investments declined due to disruptions in the credit markets. As a result, the decline in cash surrender value of the policy exceeded the protection provided by the stable value agreement. The loss amounted to $11.8 million or $0.05 per diluted common share and is reported as a reduction of Bank-Owned Life Insurance Revenue in the Consolidated Statements of Income.

During 2008, the Corporation recognized an other than temporary loss on an investment in a small-business lending venture. The loss amounted to $10.0 million and is reported in Net Investment Securities Gains in the Consolidated Statements of Income. On an after-tax basis, this loss increased net loss by approximately $0.02 per diluted common share.

During 2008, the Corporation recognized severance expense of $8.7 million in conjunction with its corporate-wide reduction in workforce. The expense is reported in Salaries and Employee Benefits in the Consolidated Statements of Income. On an after-tax basis, this loss increased net loss by approximately $0.02 per diluted common share.

2007

During 2007, the Corporation completed two banking acquisitions and one wealth management acquisition and, as previously discussed, completed the Separation.

During 2007, the Corporation sold three bank branches located in the Tulsa, Oklahoma market after management determined that exiting that market was a better allocation of resources as compared to the costs of further expansion in that market. The gain, which is a component of Other Income in the Consolidated Statements of Income, amounted to $29.0 million which increased income from continuing operations by $16.9 million or $0.06 per diluted common share.

During 2007, the Corporation sold its investment in MasterCard Class B common shares in order to monetize the significant appreciation in the market price of the common stock of MasterCard since its initial public offering. The realized gain, which is reported in Net Investment Securities Gains in the Consolidated Statements of Income, amounted to $19.0 million which increased income from continuing operations by $12.4 million or $0.05 per diluted common share.

During 2007, the Corporation called the $200 million 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities. The Corporation also terminated $1,000 million of Puttable Reset Securities (“PURS”), senior bank notes issued by M&I Bank. The Corporation realized losses of $83.7 million from these transactions, which are reported as Loss on Termination of Debt in the Consolidated Statements of Income. These losses reduced income from continuing operations by $54.4 million or $0.20 per diluted common share.

During 2007, the Corporation recorded liabilities in connection with its share of the proposed settlement of the American Express antitrust litigation against Visa and other Visa litigation matters. While the Corporation is not a named defendant in any of these lawsuits, the Corporation and other Visa member banks are obligated to share in losses in connection with certain lawsuits under Visa’s by-laws. The expense, which is reported in Other Expense in the Consolidated Statements of Income, amounted to $25.8 million which decreased income from continuing operations by $16.8 million or $0.06 per diluted common share.

During 2007, the Corporation purchased $286.6 million of additional bank-owned life insurance. The net realizable value is reported, along with the Corporation’s other bank-owned life insurance, Bank-Owned Life Insurance in the Consolidated Balance Sheets. The increase in net realizable value is reported in Bank-Owned Life Insurance Revenue in the Consolidated Statements of Income.

The Corporation has a tradition of being committed to the betterment of the communities within the markets that it serves. Consistent with that tradition, the Corporation made a sizeable contribution to its charitable foundation in 2007. That expense, which is reported in Other Expense in the Consolidated Statements of Income, amounted to $25.0 million, which decreased income from continuing operations by $16.3 million or $0.06 per diluted common share.

During 2007, the Corporation remarketed the 3.90% STACKSSM of M&I Capital Trust B that were originally issued in 2004 as components of the Corporation’s 6.50% Common SPACESSM . In connection with the remarketing, the annual interest rate on the remarketed STACKS was reset at 5.626%, M&I Capital Trust B was liquidated and $400 million of 5.626% senior notes that mature on August 17, 2009 were issued by the Corporation in exchange for the outstanding STACKS. Each Common SPACES also included a stock purchase contract requiring the holder to purchase, in accordance with a settlement rate formula, shares of the Corporation’s common stock. The Corporation issued 9,226,951 shares of its common stock in settlement of the stock purchase contracts in exchange for $400 million in cash.

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

Income from continuing operations for the year ended December 31, 2006 includes the impact of the mark-to-market adjustments associated with certain interest rate swaps. Based on expanded interpretations of the accounting standard for derivatives and hedge accounting it was determined that certain transactions did not qualify for hedge accounting. As a result, any fluctuation in the fair value of the interest rate swaps was recorded in earnings with no corresponding offset to the hedged items or accumulated other comprehensive income. The affected interest rate swaps were terminated in 2006. The impact, which is reported as Net Derivative Losses – Discontinued Hedges in the Consolidated Statements of Income, resulted in a decrease to income from continuing operations of $12.0 million or $0.05 per diluted common share.

On January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004); Share-Based Payment (“SFAS 123(R)”), the new accounting standard that requires all share-based compensation to be expensed. For the Corporation, additional expense was reported for its stock option awards and its employee stock purchase plan. In conjunction with the adoption of SFAS 123(R), the Corporation elected the Modified Retrospective Application method to implement the new accounting standard. Under that method all prior period consolidated and segment financial information was adjusted based on pro forma amounts previously disclosed.

Net Interest Income

Net interest income is the difference between interest income on earning assets and interest expense on interest bearing liabilities.

Net interest income in 2008 amounted to $1,780.7 million compared with net interest income of $1,616.2 million in 2007, an increase of $164.5 million or 10.2%. Positive contributors to the increase in net interest income in 2008 compared to 2007 included the impact of the acquisitions, organic loan growth, a full year of benefit from the cash received in the Separation and the effect of the CPP cash received from the UST for one and one-half months in 2008. Factors negatively affecting net interest income compared to the prior year included reduced interest income due to the increase in nonaccrual loans and leases, the impact of the financing costs associated with the banking acquisitions, the cost of common stock buybacks in 2007 and early 2008, the cost of purchased bank-owned life insurance, higher wholesale funding costs and a general shift in the bank issued deposit mix from lower cost to higher cost deposit products.

Average earning assets in 2008 amounted to $57.9 billion compared to $52.4 billion in 2007, an increase of $5.5 billion or 10.6%. Increases in average loans and leases accounted for $6.1 billion of the growth in average earning assets. Metavante’s repayment of its indebtedness to the Corporation on November 1, 2007 resulted in a $0.8 billion decrease in average earning assets in 2008 compared to 2007. Average trading and short-term investments, including federal funds sold and security resale agreements, increased $0.2 billion or 52.7% in 2008 compared to 2007.

Average interest bearing liabilities increased $4.5 billion or 10.0% in 2008 compared to 2007. Average interest bearing deposits increased $4.8 billion or 16.8% in 2008 compared to 2007. Average short-term borrowings increased $1.5 billion or 31.3% in 2008 compared to 2007. Average long-term borrowings decreased $1.8 billion or 15.5% in 2008 compared to 2007.

Average noninterest bearing deposits increased $0.4 billion or 7.1% in 2008 compared to the prior year.

Net interest income in 2007 amounted to $1,616.2 million compared with net interest income of $1,507.6 million in 2006, an increase of $108.6 million or 7.2%. Positive contributors to the increase in net interest income in 2007 compared to 2006 included the impact of the acquisitions, organic loan and bank issued deposit growth and the effect of the cash received from the Separation for two months in 2007. Factors negatively affecting net interest income compared to the prior year included reduced interest income due to the increase in nonaccrual loans, the impact of the financing costs associated with the banking acquisitions and common stock buybacks, a general shift in the bank issued deposit mix from lower cost to higher cost deposit products and the acquisition of additional bank-owned life insurance.

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

The growth and composition of the Corporation’s average loan and lease portfolio for the current year and prior two years are reflected in the following table ($ in millions):

				Percent Growth
	2008	2007	2006	2008 vs 2007	2007 vs 2006
Commercial:
Commercial	$14,841.7	$12,672.3	$11,175.4	17.1%	13.4%
Commercial real estate:
Commercial mortgages	12,805.7	11,382.9	10,345.6	12.5	10.0
Construction	4,476.4	3,738.9	2,793.0	19.7	33.9

Total commercial real estate	17,282.1	15,121.8	13,138.6	14.3	15.1
Commercial lease financing	520.8	514.3	516.0	1.3	(0.3)

Total commercial	32,644.6	28,308.4	24,830.0	15.3	14.0
Personal:
Residential real estate:
Residential mortgages	7,849.4	6,672.7	5,735.9	17.6	16.3
Construction	2,377.8	2,793.5	2,394.3	(14.9)	16.7

Total residential real estate	10,227.2	9,466.2	8,130.2	8.0	16.4
Consumer loans:
Student	104.3	85.0	68.6	22.7	23.8
Credit card	262.4	244.7	231.4	7.3	5.8
Home equity loans and lines	4,901.6	4,277.4	4,539.6	14.6	(5.8)
Other	1,365.5	1,086.8	1,178.8	25.6	(7.8)

Total consumer loans	6,633.8	5,693.9	6,018.4	16.5	(5.4)
Personal lease financing	201.5	181.5	145.5	11.0	24.7

Total personal	17,062.5	15,341.6	14,294.1	11.2	7.3

Total consolidated average loans and leases	$49,707.1	$43,650.0	$39,124.1	13.9%	11.6%

Average loans and leases increased $6.1 billion or 13.9% in 2008 compared to 2007. Excluding the effect of the banking acquisitions, total consolidated average loan and lease organic growth was 9.0% in 2008 compared to 2007. Approximately $2.0 billion of the growth in total consolidated average loans and leases was attributable to the banking acquisitions and $4.1 billion of the growth was organic. Of the $2.0 billion of average growth attributable to the banking acquisitions, $0.8 billion was attributable to average commercial real estate loans, $0.5 billion was attributable to average commercial loans and leases, $0.4 billion was attributable to average residential real estate loans and $0.2 billion was attributable to average home equity loans and lines of credit. Of the $4.1 billion of average loan and lease organic growth, $1.7 billion was attributable to average commercial loans and leases, $1.4 billion was attributable to average commercial real estate loans, $0.3 billion was attributable to residential real estate loans, $0.4 billion was attributable to average home equity loans and lines of credit and the remainder was due to other consumer loans and leases.

Total average commercial loan and lease organic growth was $1.7 billion or 12.0% in 2008 compared to 2007. Total average commercial loan and lease organic growth was strong throughout the first nine months of 2008. That double-digit percentage growth was driven by new business, increased utilization of credit lines by existing customers, declining interest rates and increased exports due to the weaker U.S. dollar. On a linked quarter basis, total average commercial loan and leases contracted slightly in the fourth quarter of 2008 compared to the third quarter of 2008 as the recession deepened. Management expects that organic commercial loan growth (as a percentage) will be significantly slower than the growth experienced in 2008. Management expects organic commercial loan and lease growth will be in the low single-digits in 2009 compared to 2008.

Average organic commercial real estate loan growth was $1.4 billion or 8.7% in 2008 compared to 2007. The Corporation continues to experience slowing in construction and development activity which is the result of significant declines in new construction in all of the Corporation’s markets, less investor activity in new construction projects and softening in retail and hospitality expansion. Investor activity in multi-family and medical office has been the least impacted. The supply and demand of office facilities appears to be in relative balance in the Corporation’s markets. However, a significant increase in job losses could adversely affect this sector in future periods. For 2009, organic commercial real estate loan growth is expected to be relatively modest and consistent with the 1.9% linked quarter loan growth the Corporation experienced in the fourth quarter of 2008 compared to the third quarter of 2008.

Average home equity loans and lines, which include the Corporation’s wholesale activity, increased $0.6 billion or 14.6% in 2008 compared to 2007. This growth reflects, in part, the decline in the national investor base and the shift of more production that meets the Corporation’s underwriting criteria to portfolio. Management expects this trend to continue in the near-term. Average home equity loan and line growth due to the acquisitions amounted to $0.2 billion in 2008 compared to 2007.

The Corporation sells some of its residential real estate loan production (residential real estate and home equity loans) in the secondary market. As previously discussed, selected residential real estate loans with credit, rate and term characteristics that are considered desirable are periodically retained in the portfolio. Residential real estate loans originated and sold to the secondary market amounted to $1.4 billion in 2008 compared to $1.8 billion in 2007. At December 31, 2008 and 2007, residential mortgage loans held for sale amounted to $40.3 million. The housing market and the decline in the national investor base continued to adversely affect the origination-for-sale business in 2008. Gains from the sale of mortgage loans amounted to $22.4 million in 2008 compared to $28.6 million in 2007.

The sub-prime mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures and some sub-prime lenders have failed. The increased scrutiny of the sub-prime lending market is one of the factors that have impacted general market conditions as well as perceptions of the mortgage origination business. The Corporation considers sub-prime loans to be those loans with high loan-to-value, temporary below market interest rates, which are sometimes referred to as teaser rates, or interest deferral options at the time of origination and credit scores that are less than 620. The Corporation believes that loans with these characteristics have contributed to the high levels of foreclosures and losses the industry is currently experiencing. The Corporation does not originate sub-prime mortgages or sub-prime home equity loans or lines for its own portfolio. However, in 2008 and 2007 the Corporation experienced losses and may continue to have loss exposure from loans to entities that are associated with sub-prime mortgage banking. The Corporation does not originate mortgage loans with variable interest-only payment plans, commonly referred to as “option ARMs.” Option ARMs may include low introductory interest plans with significant escalation in the rate when the agreement calls for the rate to reset. The borrower may also be able to fix the monthly payment amount, potentially resulting in negative amortization of the loan. The Corporation does not originate mortgage loans that permit negative amortization. A negative amortization provision in a mortgage allows the borrower to defer payment of a portion or all of the monthly interest accrued on the mortgage and to add the deferred interest amount to the mortgage’s principal balance subject to a stated maximum permitted amount of negative amortization. Once the maximum permitted amount of negative amortization is reached, the borrowers’ monthly payment is reset and is usually significantly higher than the monthly payment made during periods of negative amortization. The Corporation’s Alt-A products were offered to borrowers with higher credit scores and lower loan-to-value ratios who chose the convenience of less than full documentation in exchange for higher reserve requirements and a higher mortgage rate. The Corporation’s adjustable rate mortgage loans were underwritten to fully-indexed rates. The Corporation’s Alt-A products were changed in the first quarter of 2008 to include full verification of the borrower’s income and ability to service the debt.

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

Total average commercial loan and lease organic growth was 9.1% in 2007 compared to 2006. Total average commercial real estate organic growth was 6.3% in 2007 compared to 2006.

Average home equity loans and lines, which include the Corporation’s wholesale activity, declined $0.3 billion or 5.8% in 2007 compared to 2006. An increased number of originations with selected credit, rate and term characteristics were retained on balance sheet in 2007.

Residential real estate loans (residential real estate and home equity loans) originated and sold to the secondary market amounted to $1.8 billion in 2007 compared to $2.3 billion in 2006. At December 31, 2007, residential mortgage loans held for sale amounted to $40.3 million compared to $139.3 million at December 31, 2006. The housing market and the decline in the national investor base adversely affected the origination-for-sale business in 2007. Gains from the sale of mortgage loans amounted to $28.6 million in 2007 compared to $47.3 million in 2006.

Average automobile loans, which are included in other personal loans in the table above, amounted to $359.5 million in 2007 compared to $465.1 million in 2006, a decrease of $105.6 million or 22.7%. Auto loans securitized and sold amounted to $0.2 billion in 2007 compared to $0.5 billion in 2006. During the second quarter of 2007, the Corporation opted to discontinue the sale and securitization of automobile loans into the secondary market on a recurring basis. Gains and losses from the sale and securitization of auto loans, including write-downs of auto loans held for sale, were not significant in 2007 or 2006. See Note 9 in Notes to Consolidated Financial Statements for further discussion of the Corporation’s securitization activities.

The Corporation refers to certain types of loans that are secured by real estate as construction and development loans. Certain construction and development loans currently have a higher risk profile because the value of the underlying collateral is dependent on the housing-related real estate markets and these loans are concentrated in markets experiencing elevated levels of stress. Construction and development loans consist of:

Commercial Construction—Loans primarily to mid-sized local and regional companies to construct a variety of commercial projects.

Commercial Land—Loans primarily to mid-sized local and regional companies to acquire and develop land for a variety of commercial projects.

Residential Construction by Individuals—Loans to individuals to construct 1-4 family homes.

Residential Land—Loans primarily to individuals and mid-sized local and regional builders to acquire and develop land for 1-4 family homes.

Residential Construction by Developers—Loans primarily to mid-sized local and regional builders to construct 1-4 family homes in residential subdivisions.

The growth and composition of the Corporation’s average construction and development loans for the current year and previous year are reflected in the following table:

Consolidated Average Construction and Development Loans ($ in millions)

			Growth
	2008	2007	Amount	Percent
Commercial:
Construction	$4,476	$3,739	$737	19.7%
Land	966	819	147	17.9

Total commercial	5,442	4,558	884	19.4

Residential:
Construction by individuals	992	1,003	(11)	(1.1)
Land	2,345	2,458	(113)	(4.6)
Construction by developers	1,386	1,791	(405)	(22.6)

Total residential	4,723	5,252	(529)	(10.1)

Total consolidated average construction and development loans	$10,165	$9,810	$355	3.6%

Total consolidated average construction and development loans increased approximately $0.4 billion or 3.6% in 2008 compared to 2007. Total consolidated average construction and development loans in 2008 include approximately $0.3 billion of average construction and development loans that were attributable to the banking acquisitions in that year.

At December 31, 2008, total consolidated construction and development loans outstanding amounted to $9.0 billion, a decrease of $1.1 billion or 10.5% since December 31, 2007. Approximately $3.2 billion or 35.2% of these loans were loans associated with Arizona, the west coast of Florida and correspondent banking business channels at December 31, 2008. Nonperforming construction and development loans represented 56.1% of the Corporation’s total consolidated nonperforming loans and leases at December 31, 2008. Nonperforming construction and development loans associated with Arizona, the west coast of Florida and correspondent banking business channels represented 37.1% of the Corporation’s total consolidated nonperforming loans and leases at December 31, 2008.

The growth and composition of the Corporation’s consolidated average deposits for 2008 and prior two years are reflected below ($ in millions):

				Percent Growth
	2008	2007	2006	2008 vs 2007	2007 vs 2006
Bank issued deposits:
Noninterest bearing:
Commercial	$4,237.7	$3,915.8	$3,850.8	8.2%	1.7%
Personal	1,015.9	963.5	961.3	5.4	0.2
Other	603.9	590.5	548.9	2.3	7.6

Total noninterest bearing	5,857.5	5,469.8	5,361.0	7.1	2.0
Interest bearing:
Activity accounts:
Savings and NOW	3,247.8	2,905.0	3,031.5	11.8	(4.2)
Money market	9,186.7	8,674.3	7,482.5	5.9	15.9
Foreign activity	1,798.2	1,910.8	1,413.7	(5.9)	35.2

Total activity accounts	14,232.7	13,490.1	11,927.7	5.5	13.1
Time deposits:
Other CDs and time	5,031.5	4,734.0	4,496.8	6.3	5.3
CDs $100,000 and over	3,967.1	3,821.4	3,095.2	3.8	23.5

Total time deposits	8,998.6	8,555.4	7,592.0	5.2	12.7

Total interest bearing	23,231.3	22,045.5	19,519.7	5.4	12.9

Total bank issued deposits	29,088.8	27,515.3	24,880.7	5.7	10.6

Wholesale deposits:
Money market	1,829.2	1,798.8	814.7	1.7	120.8
NOW	1.2	—	—	n.m.	n.m.
Brokered CDs	7,393.7	3,737.4	5,011.1	97.8	(25.4)
Foreign time	961.6	1,017.4	1,429.9	(5.5)	(28.8)

Total wholesale deposits	10,185.7	6,553.6	7,255.7	55.4	(9.7)

Total consolidated average deposits	$39,274.5	$34,068.9	$32,136.4	15.3%	6.0%

Average total bank issued deposits increased $1.6 billion or 5.7% in 2008 compared to 2007. Excluding the effect of the banking acquisitions, average total bank issued deposits declined 1.1% in 2008 compared to 2007. Approximately $1.9 billion of the growth in average total bank issued deposits was attributable to the banking acquisitions, which was offset by a decline in organic bank issued deposits of $0.3 billion. Of the $1.9 billion of average growth attributable to the banking acquisitions, $0.3 billion was attributable to average noninterest bearing deposits, $1.1 billion was attributable to average interest bearing activity deposits and $0.5 billion was attributable to average time deposits. Average organic noninterest bearing deposits increased $0.1 billion in 2008 compared to 2007. Average organic interest bearing activity deposits decreased $0.3 billion and average organic time deposits decreased $0.1 billion in 2008 compared to 2007.

Noninterest deposit balances tend to exhibit some seasonality with a trend of balances declining somewhat in the early part of the year followed by growth in balances throughout the remainder of the year. A portion of the noninterest deposit balances, especially commercial balances, is sensitive to the interest rate environment. Larger balances tend to be maintained when overall interest rates are low and smaller balances tend to be maintained as overall interest rates increase. The decline in average organic interest deposit bearing activity deposits and average organic time deposit reflects the recent increased level of high-priced competition to attract deposits and the Corporation’s decision to maintain its pricing discipline. The Corporation continued to experience shifts in the bank issued deposit mix. In their search for higher yields in the low interest rate environment, both new and existing customers have been migrating their deposit balances to higher cost deposit products. Management expects this behavior to continue.

Wholesale deposits are deposits generated through distribution channels other than the Corporation’s own banking branches. The Corporation continues to make use of wholesale funding alternatives, especially brokered and institutional certificates of deposit. The weighted average maturity of brokered and institutional certificates of deposit issued in 2008 was 11.6 years and the weighted average remaining term of outstanding brokered and institutional certificates of deposit at December 31, 2008 was 10.6 years. Wholesale deposits outstanding at December 31, 2008 cannot be put back to the Corporation by investors other than in the case of death or adjudication of incompetence. These deposits allow the Corporation’s bank subsidiaries to gather funds across a wider geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Average wholesale deposits increased $3.6 billion or 55.4% in 2008 compared to 2007. Average wholesale deposits in 2008 include $0.1 billion of average wholesale deposits that were assumed in the 2008 and 2007 banking acquisitions.

Management currently believes that it has adequate liquidity to ensure that funds are available to the Corporation and each of its banks to satisfy their cash flow requirements. However, if capital markets deteriorate more than management currently expects, the Corporation could experience stress on its liquidity position. The Corporation maintains back-up liquidity contingency plans for unanticipated market events.

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

During 2007, the Corporation was able to competitively price deposit products and maintain pricing discipline which contributed to the growth in average interest bearing bank issued deposits and average bank issued time deposits. The bank issued deposit mix continued to shift in 2007. In their search for higher yields, both new and existing customers migrated their deposit balances to higher cost money market and time deposit products.

Average wholesale deposits decreased $0.7 billion in 2007 compared to 2006. Average wholesale deposits in 2007 include $0.2 billion of average wholesale deposits that were assumed in the 2007 and 2006 banking acquisitions.

Total borrowings decreased $3.0 billion and amounted to $13.7 billion at December 31, 2008 compared to $16.7 billion at December 31, 2007. Total average borrowings amounted to $15.9 billion in 2008 compared to $16.2 billion in 2007 a decrease of $0.3 billion or 1.9%. Throughout 2008, the Corporation made greater use of short-term borrowings as well as wholesale funding alternatives as previously discussed. The increased use of short-term borrowings and wholesale funding alternatives was in response to the widening of credit spreads and general lack of demand by investors for longer term bank debt that was prevalent throughout 2008. During 2008, the Corporation called $27 million in aggregate principal amount of various higher-cost junior subordinated deferrable interest debentures and the related trust preferred securities that had been assumed in acquisitions. During 2008, the Corporation re-acquired and extinguished $169.2 million of debt. The gain amounted to $14.7 million and is reported in Gain on Termination of Debt in the Consolidated Statements of Income.

During 2007, the Corporation called the $200 million 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities. This transaction resulted in a loss of $9.5 million that is reported in Loss on Termination of Debt in the Consolidated Statements of Income and was primarily due to the contractual call premium paid to retire the debentures and trust preferred securities. During 2007, $370.0 million of floating rate Federal Home Loan Bank (“FHLB”) advances were extinguished and the pay fixed / receive floating interest rate swaps that were designated as cash flow hedges on the FHLB advances were terminated. The gain realized from these transactions was primarily due to the acceleration of the fair value adjustments for the interest rate swaps that were recorded in other comprehensive income. That gain amounted to $5.3 million and is reported in the Other line of Other Income in the Consolidated Statements of Income. Also during 2007, the Corporation remarketed the 3.90% STACKS of M&I Capital Trust B and issued $400.0 million of 5.626% senior notes of the Corporation that mature on August 17, 2009 in exchange for the STACKS. As a result of the illiquid market and prohibitive cost of remarketing, the $1.0 billion PURS were terminated in 2007. The loss, which was primarily the cost of purchasing the right to remarket the PURS through 2016, amounted to $74.2 million and is reported in Loss on Termination of Debt in the Consolidated Statements of Income.

The net interest margin on a fully taxable equivalent basis (“FTE”) as a percent of average earning assets was 3.12% in 2008 compared to 3.14% in 2007, a decrease of two basis points. The yield on average earning assets was 5.70% in 2008 compared to 7.05% in 2007, a decrease of 135 basis points. The cost of interest bearing liabilities was 3.03% in 2008 compared to 4.58% in 2007, a decrease of 155 basis points.

There were many factors that affected the Corporation’s net interest margin in 2008. Some of these factors included the movement of new and existing deposits into higher cost products, loan growth that exceeded the Corporation’s ability to generate lower cost bank-issued deposits, a volatile interest rate environment, higher credit spreads and liquidity premiums for term financing and elevated levels of nonaccrual and renegotiated loans. Acquisitions for cash, the buyback of common shares and the purchase of bank-owned life insurance reduced net interest income and were additional sources of contraction to the net interest margin. Management continues to believe that margin contraction is more likely than margin expansion. In a very low interest rate environment, earning assets will continue to re-price downward. However, many deposit categories have re-priced to their floors. As a result, the net interest margin FTE as a percent of average earning assets could continue to have modest downward pressure in the near term. Net interest income and the net interest margin percentage can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation’s markets, prepayment activity, future interest rate changes, levels of nonaccrual and renegotiated loans and various other factors.

The net interest margin FTE as a percent of average earning assets was 3.14% in 2007 compared to 3.24% in 2006, a decrease of 10 basis points. The yield on average earning assets was 7.05% in 2007 compared to 6.91% in 2006, an increase of 14 basis points. The cost of interest bearing liabilities was 4.58% in 2007 compared to 4.31% in 2006, an increase of 27 basis points.

Average Balance Sheets and Analysis of Net Interest Income

The Corporation’s consolidated average balance sheets, interest earned and interest paid, and the average interest rates earned and paid for each of the last three years are presented in the following table ($ in thousands):

	2008			2007			2006
	Average Balance	Interest Earned/ Paid	Average Yield or Cost (3)	Average Balance	Interest Earned/ Paid	Average Yield or Cost (3)	Average Balance	Interest Earned/ Paid	Average Yield or Cost (3)
Loans and leases (1)(2)	$49,707,080	$2,928,699	5.89%	$43,650,029	$3,244,771	7.43%	$39,124,140	$2,857,956	7.30%
Investment securities:
Taxable	6,454,016	286,054	4.40	6,208,495	311,837	4.97	5,664,199	277,938	4.82
Tax-exempt (1)	1,158,185	78,782	6.82	1,287,066	85,706	6.71	1,303,872	89,865	6.97
Federal funds sold and security resale agreements	223,000	5,613	2.52	204,170	10,712	5.25	227,082	11,546	5.08
Trading securities (1)	197,237	2,974	1.51	56,580	1,101	1.95	45,559	659	1.45
Other short-term investments	204,147	3,413	1.67	148,065	7,289	4.92	70,777	3,161	4.47
Loan to Metavante	—	—	—	817,885	35,969	4.40	982,000	43,163	4.40

Total interest earning assets	57,943,665	3,305,535	5.70%	52,372,290	3,697,385	7.05%	47,417,629	3,284,288	6.91%
Cash and demand deposits due from banks	897,709			1,005,362			974,120
Premises and equipment, net	528,846			458,819			415,150
Other assets	4,637,427			3,555,545			2,927,220
Allowance for loan and lease losses	(877,730)			(448,222)			(406,390)
Assets of discontinued operations	—			1,265,833			1,323,369

Total assets	$63,129,917			$58,209,627			$52,651,098

Interest bearing deposits:
Bank issued deposits:
Bank issued interest bearing activity deposits	$14,232,732	$219,562	1.54%	$13,490,042	$478,978	3.55%	$11,927,756	$399,037	3.35%
Bank issued time deposits	8,998,604	359,091	3.99	8,555,413	420,428	4.91	7,592,019	334,371	4.40

Total bank issued deposits	23,231,336	578,653	2.49	22,045,455	899,406	4.08	19,519,775	733,408	3.76
Wholesale deposits	10,185,722	324,291	3.18	6,553,668	331,846	5.06	7,255,647	349,984	4.82

Total interest bearing deposits	33,417,058	902,944	2.70	28,599,123	1,231,252	4.31	26,775,422	1,083,392	4.05
Short-term borrowings	6,163,488	139,627	2.27	4,693,890	236,671	5.04	3,637,634	186,746	5.13
Long-term borrowings	9,749,118	454,413	4.66	11,533,685	585,025	5.07	10,070,881	476,540	4.73

Total interest bearing liabilities	49,329,664	1,496,984	3.03%	44,826,698	2,052,948	4.58%	40,483,937	1,746,678	4.31%
Noninterest bearing deposits	5,857,485			5,469,774			5,361,014
Other liabilities	991,056			1,072,261			1,031,954
Liabilities of discontinued operations	—			160,430			173,287
Shareholders’ equity	6,951,712			6,680,464			5,600,906

Total liabilities and shareholders’ equity	$63,129,917			$58,209,627			$52,651,098

Net interest income		$1,808,551			$1,644,437			$1,537,610

Net yield on interest earning assets			3.12%			3.14%			3.24%

Notes:

(1)	Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.
(2)	Loans and leases on nonaccrual status have been included in the computation of average balances.
(3)	Based on average balances excluding fair value adjustments for available for sale securities.

Analysis of Changes in Interest Income and Interest Expense

The effects on interest income and interest expense due to volume and rate changes are outlined in the following table. Changes not due solely to either volume or rate are allocated to rate ($ in thousands):

	2008 versus 2007			2007 versus 2006
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Volume (2)	Average Rate	Increase (Decrease)	Average Volume (2)	Average Rate	Increase (Decrease)
Interest on earning assets:
Loans and leases (1)	$450,039	$(766,111)	$(316,072)	$330,390	$56,425	$386,815
Investment securities:
Taxable	11,433	(37,216)	(25,783)	24,245	9,654	33,899
Tax-exempt (1)	(8,160)	1,236	(6,924)	(784)	(3,375)	(4,159)
Federal funds sold and security resale agreements	989	(6,088)	(5,099)	(1,164)	330	(834)
Trading securities (1)	2,743	(870)	1,873	160	282	442
Other short-term investments	2,759	(6,635)	(3,876)	3,455	673	4,128
Loan to Metavante	(35,987)	18	(35,969)	(7,221)	27	(7,194)
Total interest income change	$392,204	$(784,054)	$(391,850)	$339,899	$73,198	$413,097
Expense on interest bearing liabilities:
Interest bearing deposits:
Bank issued deposits:
Bank issued interest bearing activity deposits	$26,365	$(285,781)	$(259,416)	$52,337	$27,604	$79,941
Bank issued time deposits	21,761	(83,098)	(61,337)	42,389	43,668	86,057
Total bank issued deposits	48,384	(369,137)	(320,753)	94,966	71,032	165,998
Wholesale deposits	183,782	(191,337)	(7,555)	(33,835)	15,697	(18,138)
Total interest bearing deposits	207,653	(535,961)	(328,308)	73,860	74,000	147,860
Short-term borrowings	74,068	(171,112)	(97,044)	54,186	(4,261)	49,925
Long-term borrowings	(90,478)	(40,134)	(130,612)	69,191	39,294	108,485
Total interest expense change	$206,236	$(762,200)	$(555,964)	$187,173	$119,097	$306,270

Notes:

(1)	Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.
(2)	Based on average balances excluding fair value adjustments for available for sale securities.

Summary of Loan and Lease Loss Experience and Credit Quality

The following table presents credit quality information as of and for the year ended December 31, 2008, as well as selected comparative years:

Consolidated Credit Quality Information

December 31, ($000’s)

	2008	2007	2006	2005	2004
Nonperforming Assets by Type
Loans and Leases:
Nonaccrual (1)	$1,526,950	$686,888	$264,890	$134,718	$127,722
Renegotiated	270,357	224,398	125	143	236
Past Due 90 Days or More	14,528	13,907	2,991	5,725	4,405

Total Nonperforming Loans and Leases	1,811,835	925,193	268,006	140,586	132,363
Other Real Estate Owned	320,908	115,074	25,452	8,869	8,056

Total Nonperforming Assets	$2,132,743	$1,040,267	$293,458	$149,455	$140,419

Allowance for Loan and Lease Losses	$1,202,167	$496,191	$420,610	$363,769	$358,110

Consolidated Statistics
Net Charge-offs to Average Loans and Leases	2.74%	0.59%	0.10%	0.12%	0.11%
Total Nonperforming Loans and Leases to Total Loans and Leases	3.62	2.00	0.64	0.41	0.45
Total Nonperforming Assets to Total Loans and Leases and Other Real Estate Owned	4.24	2.24	0.70	0.44	0.48
Allowance for Loan and Lease Losses to Total Loans and Leases	2.41	1.07	1.00	1.06	1.21
Allowance for Loan and Lease Losses to Nonperforming Loans and Leases	66	54	157	259	271

(1)	For 2008, includes $69,139 of nonaccrual loans that are intended to be sold. Nonaccrual loans held for sale are carried at the lower of cost or fair value.

Nonperforming loans and leases consist of nonaccrual, troubled-debt restructured loans, which the Corporation refers to as renegotiated, and loans and leases that are delinquent 90 days or more and still accruing interest. Nonperforming assets consist of nonperforming loans and leases and other real estate owned (“OREO”). The Corporation employs a credit review and approval process to help ensure that the amount of nonperforming assets on a long-term basis is maintained within the overall framework of acceptable levels of credit risk. In addition to the negative impact on net interest income and credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts and the expenses of carrying OREO.

The Corporation had a significant increase in nonperforming assets in 2008 and 2007 compared to prior years. The increase has been primarily attributable to real estate related loans in areas that were previously experiencing substantial population growth and increased demand for housing such as Arizona and Florida. The Corporation’s higher growth markets have been disproportionately affected by the excess real estate inventory and deterioration in the national real estate markets as the economy deteriorated into recession.

The Corporation has worked aggressively to isolate, identify and assess its underlying loan and lease portfolio credit quality and has developed and continues to develop strategies to reduce and mitigate its loss exposure. During 2008, the Corporation sold $430.9 million of nonperforming loans. In addition, at December 31, 2008, the Corporation held $69.1 million of nonaccrual loans that are intended to be sold.

Generally, loans that are 90 days or more past due as to interest or principal are placed on nonaccrual. Exceptions to these rules are generally only for loans fully collateralized by readily marketable securities or other relatively risk free collateral and certain personal loans. A loan may be placed on nonaccrual when management makes a determination that the facts and circumstances warrant such classification irrespective of the current payment status. At December 31, 2008, approximately $470.3 million or 26.0% of the Corporation’s total nonperforming loans and leases were 10 days or less past due. In total, approximately $638.7 million or 35.3% of the Corporation’s total nonperforming loans and leases were less than 90 days past due at December 31, 2008. The amount of cumulative charge-offs recorded on the Corporation’s nonaccrual loans outstanding at December 31, 2008 was approximately $664.1 million or 49.0% of the unpaid principal balance of the affected nonaccrual loans and 30.3% of the unpaid principal balance of its total nonaccrual loans outstanding at December 31, 2008.

At December 31, 2008, nonperforming loans and leases amounted to $1,811.8 million or 3.62% of consolidated loans and leases compared to $925.2 million or 2.00% of consolidated loans and leases at December 31, 2007 and $268.0 million or 0.64% of consolidated loans and leases at December 31, 2006.

Nonaccrual loans and leases are the largest component of nonperforming loans and leases and amounted to $1,527.0 million or 3.05% of consolidated loans and leases at December 31, 2008 compared to $686.9 million or 1.48% of consolidated loans and leases at December 31, 2007 and $264.9 million or 0.63% at December 31, 2006.

At December 31, 2008, renegotiated loans and leases amounted to $270.4 million. Approximately $259.8 million or 96.1% of the renegotiated loans and leases at December 31, 2008 were real estate and home equity loans. Approximately $214.3 million or 82.5% of the renegotiated real estate and home equity loans at December 31, 2008 were loans secured by real estate located in Arizona. At December 31, 2008, approximately $135.3 million or 52.1% of the renegotiated real estate and home equity loans were construction and development loans.

The Corporation recognizes that the current recession and declining real estate values have resulted in many customers being far more leveraged than prudent and in a very difficult financial position. Potentially distressed homeowners are identified in advance, and proactively offered assistance. In order to avoid foreclosure in the future, the Corporation has restructured loan terms for certain qualified borrowers that have demonstrated the ability to make the restructured payments for a specified period of time. The Corporation’s foreclosure abatement program includes several options, including stipulation plans, loan modifications, term extensions, short-term forbearance options and reduced rates that can be used, as necessary and applicable, to reduce contractual payments. In addition, the Corporation has implemented a 90-day foreclosure moratorium on all owner-occupied residential loans for customers who agree to work in good faith to reach a successful repayment agreement. The moratorium applies to loans in all the Corporation’s markets and extends through March 31, 2009. The Corporation expects nonaccrual loans will initially increase until the loan terms are restructured. Upon restructuring, nonacrrual loans will decline and the balance of renegotiated loans will increase. The Corporation expects the balance of renegotiated loans will continue to increase in future quarters.

The balance of renegotiated loans at the end of 2007 consisted primarily of the renegotiated portion of the Franklin Credit Management Corp. (“Franklin”) loan, which was $224.3 million at December 31, 2007. That balance was reclassified out of renegotiated loans in the first quarter of 2008. In the second half of 2008, Franklin experienced declining cash collections, rising delinquencies and higher than expected servicing expenses. These factors indicated that there was additional impairment associated with Franklin. As a result, charge-offs totaling $45.8 million were taken in the third and fourth quarters of 2008. These charge-offs represented the remaining subordinated tranches of Franklin. At December 31, 2008, the Corporation’s exposure to the accruing portion of Franklin amounted to $107.1 million.

The following table presents the major categories of nonperforming loans and leases, including nonaccrual loans held for sale, at December 31, 2008 and 2007:

Major Categories of Nonperforming Loans and Leases

($ in millions)

	December 31, 2008				December 31, 2007
	Total Loans & Leases	Percent of Total Loans & Leases	Non- performing Loans & Leases	Percent Non- performing to Loan & Lease Type	Total Loans & Leases	Percent of Total Loans & Leases	Non- performing Loans & Leases	Percent Non- performing to Loan & Lease Type
Commercial Loans & Leases	$15,442	30.9%	$180.5	1.17%	$14,326	31.0%	$273.1	1.91%
Commercial Real Estate
Commercial Land & Construction	5,063	10.1	314.7	6.22	4,957	10.7	216.1	4.36
Other Commercial Real Estate	12,542	25.1	188.2	1.50	11,097	24.0	84.2	0.76

Total Commercial Real Estate	17,605	35.2	502.9	2.86	16,054	34.7	300.3	1.87

Residential Real Estate
1-4 Family	5,734	11.5	324.3	5.66	4,593	9.9	59.6	1.30
Construction by Individuals	881	1.7	99.2	11.26	1,041	2.2	10.5	1.01
Residential Land & Construction by Developers	3,099	6.2	603.4	19.47	4,111	8.9	223.1	5.43

Total Residential Real Estate	9,714	19.4	1,026.9	10.57	9,745	21.0	293.2	3.01

Consumer Loans & Leases
Home Equity Loans & Lines of Credit	5,082	10.2	86.5	1.70	4,413	9.5	50.7	1.15
Other Consumer Loans & Leases	2,142	4.3	15.0	0.70	1,758	3.8	7.9	0.45

Total Consumer Loans & Leases	7,224	14.5	101.5	1.41	6,171	13.3	58.6	0.95

Total Loans & Leases	$49,985	100.0%	$1,811.8	3.62%	$46,296	100.0%	$925.2	2.00%

Nonperforming commercial loans and leases amounted to $180.5 million at December 31, 2008 compared to $273.1 million at December 31, 2007, a decrease of $92.6 million or 33.9%. Included in nonperforming commercial loans and leases at December 31, 2007 was the Franklin loan discussed above.

Nonperforming real estate loans represented 84.4% of total nonperforming loans and leases and amounted to $1,529.8 million at December 31, 2008 compared to $593.5 million at December 31, 2007, an increase of $936.3 million or 157.8%. At December 31, 2007, nonperforming real estate loans represented 64.1% of total nonperforming loans and leases. Nonperforming real estate loans, other than home equity loans and lines of credit, exhibited the largest increase in 2008 compared to 2007. Those increases reflect the effects of the recession and deterioration in the national real estate markets. This housing-related stress exists in all of the Corporation’s markets and includes both core and acquired loans. More specifically, the Corporation’s construction and development real estate loans exhibited the most dramatic increase in stress and impairment. The increase in stress and impairment was most notable in the geographical markets of the west coast of Florida and Arizona and, the correspondent banking business channel which includes construction and development real estate loans that are geographically dispersed.

Nonperforming construction and development loans (which include commercial land and construction, construction by individuals and residential land and construction by developers) amounted to $1,017.3 million and represented 56.1% of total nonperforming loans and leases at December 31, 2008. By comparison, nonperforming construction and development loans amounted to $449.7 million and represented 48.6% of total nonperforming loans and leases at December 31, 2007. The increase in nonperforming construction and development loans in 2008 compared to 2007 amounted to $567.6 million or 126.2% which was 60.6% of the total increase in nonperforming real estate loans in 2008 compared to 2007.

Nonperforming 1-4 family residential real estate loans amounted to $324.3 million at December 31, 2008 compared to $59.6 million at December 31, 2007, an increase of $264.7 million. Increased economic stress on consumers has resulted in further deterioration in these loans in all of the Corporation’s markets and most notably in Arizona, which contributed $196.7 million or 74.3% of the increase in nonperforming 1-4 family residential real estate loans at December 31, 2008 compared to December 31, 2007.

Nonperforming consumer loans and leases amounted to $101.5 million at December 31, 2008 compared to $58.6 million at December 31, 2007, an increase of $42.9 million or 73.2%. Approximately 83.4% of that increase was due to the increase in nonperforming home equity loans and lines of credit in 2008 compared to 2007. As is the case with nonperforming 1-4 family residential real estate loans, increased economic stress on consumers has resulted in further deterioration in consumer loans and leases in all of the Corporation’s markets.

The following tables present a geographical summary of nonperforming loans and leases, including nonaccrual loans held for sale, at December 31, 2008 and 2007:

Geographical Summary of Nonperforming Loans & Leases

($ in millions)

	December 31, 2008
	Total Loans & Leases	Percent of Total Loans & Leases	Non- performing Loans & Leases	Percent Non- performing to Loan & Lease Type	Percent Nonperforming Construction & Development to Total Nonperforming Loans & Leases
Wisconsin	$18,048	36.1%	$180.4	1.00%	19.1%
Arizona	7,489	15.0	857.5	11.45	68.3
Minnesota	5,210	10.4	146.2	2.81	36.3
Missouri	3,491	7.0	59.2	1.70	34.8
Florida	3,086	6.2	172.8	5.60	65.7
Kansas & Oklahoma	1,282	2.6	35.6	2.77	30.1
Indiana	1,613	3.2	51.7	3.21	32.4
Others	9,766	19.5	308.4	3.16	59.2

Total	$49,985	100.0%	$1,811.8	3.62%	56.1%

	December 31, 2007
	Total Loans & Leases	Percent of Total Loans & Leases	Non- performing Loans & Leases	Percent Non- performing to Loan & Lease Type	Percent Nonperforming Construction & Development to Total Nonperforming Loans & Leases
Wisconsin	$17,375	37.5%	$92.9	0.53%	13.4%
Arizona	7,706	16.7	182.0	2.36	78.4
Minnesota	4,965	10.7	49.2	0.99	47.6
Missouri	3,159	6.8	29.8	0.94	38.8
Florida	2,884	6.2	197.3	6.84	86.3
Kansas & Oklahoma	1,303	2.8	31.1	2.38	62.3
Indiana	343	0.7	4.1	1.20	N/A
Others (a)	8,561	18.6	338.8	3.96	20.7

Total	$46,296	100.0%	$925.2	2.00%	48.6%

(a)	Nonperforming loans and leases at December 31, 2007 included the renegotiated Franklin loan in the amount of $224.3 million.

The housing-related stress continued in both core and acquired loans. Nonperforming loans in Arizona amounted to $857.5 million, which was 47.3% of total consolidated nonperforming loans and leases at December 31, 2008. Approximately $585.5 million or 68.3% of nonperforming loans in Arizona at December 31, 2008 were construction and development loans. By comparison, at December 31, 2007, nonperforming loans in Arizona amounted to $182.0 million, which was 19.7% of total consolidated nonperforming loans and leases at December 31, 2007. Approximately $142.7 million or 78.4% of nonperforming loans in Arizona at December 31, 2007 were construction and development loans. Nonperforming loans in Florida amounted to $172.8 million or 5.60% of total Florida loans at December 31, 2008 compared to nonperforming loans in Florida of $197.3 million or 6.84% of total Florida loans at December 31, 2007. Approximately $113.5 million or 65.7% of nonperforming loans in Florida at December 31, 2008 were construction and development loans. By comparison, approximately $170.3 million or 86.3% of nonperforming loans in Florida at December 31, 2007 were construction and development loans. While the level of nonperforming loans in relation to total loans remains elevated in Florida, the Corporation believes that the amount of its nonperforming construction and development loans in Florida may be showing signs of stabilizing.

Loans 90 days past due and still accruing amounted to $14.5 million at December 31, 2008 compared to $13.9 million at December 31, 2007 and $3.0 million at December 31, 2006.

Delinquency can be an indicator of potential problem loans and leases. At December 31, 2008, loans and leases past due 60-89 days and still accruing interest amounted to $348.8 million or 0.70% of total loans and leases outstanding compared to $183.5 million or 0.40% of total loans and leases outstanding at December 31, 2007, an increase of $165.3 million. Approximately $97.2 million or 58.8% of the increase relates to construction and land development loans and $87.4 million of the increase relates to other real estate-related loans. Commercial loans and leases past due 60-89 days and still accruing interest decreased $19.3 million at December 31, 2008 compared to December 31, 2007. Loans and leases past due 60-89 days and still accruing interest amounted to $89.1 million or 0.21% of total loans and leases outstanding at December 31, 2006.

In addition to its nonperforming loans and leases, the Corporation has loans and leases for which payments are presently current, but which management believes could possibly be classified as nonperforming in the near future. These loans are subject to constant management attention and their classification is reviewed on an ongoing basis. At December 31, 2008, such loans amounted to $880.6 million or 1.76% of total loans and leases outstanding compared to $469.2 million or 1.01% of total loans and leases outstanding at December 31, 2007 and $109.1 million or 0.26% of total loans and leases outstanding at December 31, 2006.

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans. OREO amounted to $320.9 million at December 31, 2008, compared to $115.1 million at December 31, 2007. At December 31, 2008, properties acquired in partial or total satisfaction of problem loans, based on loan type, consisted of construction and development of $245.7 million, 1-4 family residential real estate of $63.1 million and commercial real estate of $12.1 million. At December 31, 2007, properties acquired in partial or total satisfaction of problem loans, based on loan type, consisted of construction and development of $65.9 million, 1-4 family residential real estate of $26.6 million and commercial real estate of $22.6 million. OREO in Arizona represented approximately 50.8% of total OREO at December 31, 2008. As a result of the soft real estate market and the increased possibility of foreclosures due to the elevated levels of nonperforming loans, management expects that OREO will continue to increase in future quarters.

The following table presents the reconciliation of the consolidated allowance for loan and lease losses for the year ended December 31, 2008, as well as selected comparative years:

Reconciliation of Consolidated Allowance for Loan and Lease Losses ($000’s)

	2008	2007	2006	2005	2004
Allowance for Loan and Lease Losses at Beginning of Year	$496,191	$420,610	$363,769	$358,110	$349,561
Provision for Loan and Lease Losses	2,037,707	319,760	50,551	44,795	37,963
Allowance of Banks and Loans Acquired	32,110	11,713	45,258	—	27
Loans and Leases Charged-off:
Commercial	178,429	85,802	16,280	21,540	16,775
Real Estate—Construction and Development	998,559	130,272	10,862	68	33
Real Estate—Mortgage and Home Equity	187,888	33,660	11,878	21,147	13,259
Personal	27,369	19,724	14,547	15,580	12,821
Leases	2,184	1,887	1,863	1,189	7,967

Total Charge-offs	1,394,429	271,345	55,430	59,524	50,855
Recoveries on Loans and Leases:
Commercial	7,506	6,714	6,910	11,758	12,631
Real Estate—Construction and Development	12,112	912	82	1	2
Real Estate—Mortgage and Home Equity	4,328	1,964	2,603	2,741	3,887
Personal	4,856	3,946	4,247	3,069	3,327
Leases	1,786	1,917	2,620	2,819	1,567

Total Recoveries	30,588	15,453	16,462	20,388	21,414

Net Loans and Leases Charged-off	1,363,841	255,892	38,968	39,136	29,441

Allowance for Loan and Lease Losses at End of Year	$1,202,167	$496,191	$420,610	$363,769	$358,110

Net charge-offs amounted to $1,363.8 million or 2.74% of average loans and leases in 2008 compared to $255.9 million or 0.59% of average loans and leases in 2007 and $39.0 million or 0.10% of average loans and leases in 2006. The increase in net charge-offs in 2008 and 2007 compared to prior years related primarily to the deterioration in the performance of the Corporation’s real estate loan portfolio. The Corporation’s construction and development real estate loans exhibited the most dramatic increase in impairment. In addition, commercial loans whose performance is dependent on the housing market, such as the Franklin loan discussed above, were adversely affected by the deterioration in the national real estate markets.

Deteriorating conditions in the U.S. housing market became evident in the first half of 2007, accelerated sharply in the second half of the year and continued the accelerated pace in 2008. These deteriorating conditions have been fueled and extended, in part, by rising unemployment due to the recession. As a result, an increasing number of borrowers have been unable to either refinance or sell their properties and consequently have defaulted or are very close to defaulting on their loans. In this stressed housing market that is experiencing increasing delinquencies and rapidly declining real estate values, the adequacy of collateral securing the loan becomes a much more important factor in determining expected loan performance. The Corporation continuously re-assessed, and continues to re-assess the timeliness and propriety of appraisals for collateral dependent loans especially in volatile real estate markets such as Arizona. The Corporation uses a variety of sources, such as recent sales of loans and sales of OREO, to validate the collateral values used to determine the amount of loss exposure at the measurement date. In addition, the Corporation has re-evaluated and continues to re-evaluate the expected timing and amount of expected cash flows required to service debt under various scenarios for both nonperforming loans and performing loans considered to be at a higher risk of going into nonperforming status. In many cases, rapidly declining real estate values have resulted in the determination that the collateral was insufficient to cover the recorded investment in the loan. These factors resulted in the Corporation’s loan and lease portfolio experiencing significantly higher incidences of default and a significant increase in loss severity in 2008.

Net charge-offs in 2008 were concentrated in three areas which the Corporation refers to as business channels. Net charge-offs for the Arizona business channel amounted to $493.5 million, net charge-offs for the west coast of Florida business channel amounted to $201.7 million and net charge-offs for the correspondent banking business channel amounted to $240.4 million. The aggregate net charge-offs for these three business channels amounted to $935.6 million or 68.6 % of total net charge-offs for the year ended December 31, 2008. Included in net charge-offs were the net charge-offs related to the loans that were sold during the twelve months ended December 31, 2008.

As previously discussed, real estate related loans, especially construction and development real estate loans were the primary contributors to the increase in nonperforming loans and leases and net charge-offs in 2008. Real estate related loans made up the majority of the Corporation’s nonperforming loans and leases at December 31, 2008. Historically, the Corporation’s loss experience with real estate loans has been relatively low due to the sufficiency of the underlying real estate collateral. In a stressed real estate market such as currently exists, the value of the collateral securing the loans has become one of the most important factors in determining the amount of loss incurred and the appropriate amount of allowance for loan and lease losses to record at the measurement date. The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote. However, in many cases, rapidly declining real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loan which has required significant additional charge-offs. Declining collateral values have significantly contributed to the elevated levels of net charge-offs and the increase in the provision for loan and lease losses that the Corporation experienced in recent quarters.

The amount of cumulative charge-offs recorded on the Corporation’s nonaccrual loans outstanding at December 31, 2008 was approximately $664.1 million or 49.0% of the unpaid principal balance of the affected nonaccrual loans and 30.3% of the unpaid principal balance of its total nonaccrual loans outstanding at December 31, 2008. These charge-offs have reduced the carrying value of these nonaccrual loans and leases which reduced the allowance for loan and lease losses required at the measurement date.

Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $2,037.7 million in 2008. By comparison, the provision for loan and lease losses amounted to $319.8 million and $50.6 million in 2007 and 2006, respectively. The provision for loan and lease losses is the amount required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries. The ratio of the allowance for loan and lease losses to total loans and leases was 2.41% at December 31, 2008 compared to 1.07% at December 31, 2007 and 1.00% at December 31, 2006.

The following table presents the allocation of the consolidated allowance for loan and lease losses at December 31, 2008, as well as selected comparative years:

Allocation of the Allowance for Loan and Lease Losses ($000’s)

	December 31, 2008		December 31, 2007		December 31, 2006
	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases
Balance at end of period applicable to:
Commercial, Financial & Agricultural	$183,194	29.8%	$205,258	29.8%	$251,475	28.7%
Real Estate
Residential Mortgage	599,882	29.6	46,755	30.6	20,454	31.9
Commercial Mortgage	364,723	35.2	185,601	34.7	83,510	34.2
Personal	46,716	3.9	26,889	3.3	18,434	3.5
Lease Financing	7,652	1.5	31,688	1.6	46,737	1.7

Total	$1,202,167	100.0%	$496,191	100.0%	$420,610	100.0%

	December 31, 2005		December 31, 2004
	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases
Balance at end of period applicable to:
Commercial, Financial & Agricultural	$222,078	28.0%	$244,042	28.7%
Real Estate
Residential Mortgage	12,921	34.9	12,311	32.6
Commercial Mortgage	63,813	30.5	49,965	31.7
Personal	24,153	4.7	14,252	5.2
Lease Financing	40,804	1.9	37,540	1.8

Total	$363,769	100.0%	$358,110	100.0%

Management expects prevailing economic and national housing market conditions to continue in 2009, possibly extending into 2010. The level of net charge-offs and the recorded allowance for loan and lease losses are based on management’s best estimate of the losses incurred at the measurement date. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated. Management expects the provision for loan and lease losses will continue to be higher than its pre-2007 historical experience. Rapidly changing collateral values, general economic conditions and numerous other factors continue to create volatility in the housing markets and have increased the possibility that additional losses may have to be recognized with respect to the Corporation’s current loan and lease portfolio. In addition, further deterioration in the economy and national housing markets would likely result in an increase in the amount of nonperforming assets, net charge-offs and provisions for loan and lease losses reported in future quarters. Due to the uncertainty caused by the recession, the crisis in the national real estate markets and numerous other unknown factors that will ultimately affect the timing and amount of nonperforming assets, net charge-offs and the provision for loan and lease losses, it is difficult to develop reliable expectations about nonperforming assets, net charge-offs and provisions for loan and lease losses that will be recognized in 2009.

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

Other Income

Total other income amounted to $748.1 million in 2008 compared to $729.1 million in 2007, an increase of $19.0 million or 2.6%. Total other income in 2008 was positively impacted by revenues from acquisitions, OREO income, organic fee growth in wealth management revenue and service charges on deposits, but was negatively impacted by lower mortgage banking revenues and a write-down on the cash surrender value of a bank-owned life insurance policy. Lower net investment securities gains in 2008 compared to 2007 were offset by the gain recorded on the termination of debt in 2008. Total other income in 2007 was positively impacted by gains from the sale of branches, interest rate swap terminations and a small favorable litigation settlement. The Corporation estimates that its organic growth in total other income in 2008 compared to 2007 was approximately $42.7 million or 6.6%.

Wealth management revenue was $282.2 million in 2008 compared to $262.8 million in 2007, an increase of $19.4 million or 7.4%. A full year of revenue attributable to the April 20, 2007 acquisition of North Star Financial Corporation and revenue from the December 3, 2008 acquisition of a majority equity interest in TCH contributed approximately $3.7 million to the growth in wealth management revenue in 2008 compared to 2007. Assets under management (“AUM”) were $30.4 billion at December 31, 2008 compared to $25.7 billion at December 31, 2007, an increase of $4.7 billion or 18.3%. Assets under administration (“AUA”) decreased by $1.3 billion or 1.2% and amounted to $104.4 billion at December 31, 2008 compared to $105.7 billion at December 31, 2007. Both AUM and AUA at December 31, 2008 include the impact of the TCH acquisition which contributed $7.3 billion to the reported AUM and AUA at year-end 2008. Average AUM for the year ended December 31, 2008 excluding TCH was relatively unchanged compared to average AUM for the year ended December 31, 2007. Average AUA for the year ended December 31, 2008 excluding TCH was also relatively unchanged compared to average AUA for the same period in 2007. Excluding TCH, the contraction in period-end AUM and AUA reflects the effect of certain expected balance drawdowns as well as the impact of the downturn in the equity markets. The market environment resulted in slower revenue growth. However, sales and pipelines have remained stable. Revenue from operations outsourcing services and securities lending continued to grow in 2008. Revenue from operations outsourcing is expected to continue to expand as sales and pipeline opportunities remain strong. The Corporation expects to continue to attract assets for management and administration through increased sales and completion of the integration of TCH. Wealth management revenue is affected by market volatility and direction. The uncertainty that currently exists in the markets makes it difficult to make an estimate of wealth management revenue in 2009.

Service charges on deposits amounted to $146.2 million in 2008 compared to $120.6 million in 2007, an increase of $25.6 million or 21.2%. The banking acquisitions contributed $16.8 million to the growth in service charges on deposits in 2008 compared to 2007. A portion of this source of fee income is sensitive to changes in interest rates. In a declining rate environment, customers that pay for services by maintaining eligible deposit balances receive a lower earnings credit that results in higher fee income. Excluding the effect of the banking acquisitions, higher service charges on deposits associated with commercial demand deposits accounted for the majority of the increase in revenue in 2008 compared to 2007.

Total mortgage banking revenue was $26.0 million in 2008 compared with $34.1 million in 2007, a decrease of $8.1 million or 23.6%. During 2008, the Corporation sold $1.4 billion of residential mortgage and home equity loans to the secondary market. During 2007, the Corporation sold $1.8 billion of residential mortgage and home equity loans to the secondary market. The retained interests in the form of mortgage servicing rights in 2008 and 2007 were not material and at December 31, 2008, the carrying value of mortgage servicing rights was insignificant.

Net investment securities gains amounted to $17.2 million in 2008 compared to $34.8 million in 2007. During 2008, in conjunction with the Visa IPO, 38.7% of the Class B Visa common stock owned by the Corporation was redeemed. The gain from the redemption amounted to $26.9 million. During 2008, the Corporation recognized an other than temporary loss on an investment in a small-business lending venture. That loss amounted to $10.0 million. During 2007, the Corporation sold its investment in MasterCard Class B common shares at a gain of $19.0 million and sold other equity securities at a gain of $7.2 million. The Corporation sold these equity securities in order to monetize the significant appreciation in market price of the securities over the period in which they were held. During 2007, the Corporation also sold $672.9 million of government agency investment securities designated as available for sale at a gain of $4.3 million. Net gains associated with the Corporation’s private equity investments amounted to $2.8 million in 2008 and $7.6 million in 2007. Other than temporary impairment on the residual interests held in the form of interest-only strips associated with the Corporation’s auto securitization activities resulted in a loss of $1.7 million in 2008 and $1.9 million in 2007.

BOLI revenue amounted to $35.9 million in 2008 compared to $37.7 million in 2007, a decrease of $1.8 million or 4.8%. During the second half of 2007, the Corporation purchased $286.6 million of additional bank-owned life insurance. That purchase along with bank-owned life insurance acquired in the banking acquisitions increased bank-owned life insurance revenue in 2008 compared to 2007 by approximately $10.0 million.

The Corporation purchases BOLI policies on the lives of certain officers and employees and is the owner and beneficiary of the policies. The Corporation invests in these BOLI policies to provide an efficient form of funding for long-term retirement and other employee benefits costs. Therefore, the Corporation’s BOLI policies are intended to be long-term investments to provide funding for future payment of long-term liabilities. The Corporation records these BOLI policies at each policy’s respective cash surrender value, with changes recorded in Bank-Owned Life Insurance Revenue in the Consolidated Statements of Income.

Certain BOLI policies have a stable value agreement through either a large, well-rated bank or multi-national insurance carrier that provides limited cash surrender value protection from declines in the value of each policy’s underlying investments. During the fourth quarter of 2008, the value of the investments underlying one of the

Corporation’s BOLI policies declined significantly due to disruptions in the credit markets, widening of credit spreads and illiquidity in the securities market. These factors caused the decline in the cash surrender value to exceed the protection provided by the stable value agreement. As a result of exceeding the cash surrender value protection, the Corporation recorded a loss of $11.8 million to reflect the change in cash surrender value related to the affected BOLI policy. The cash surrender value of this BOLI policy was $238.3 million at December 31, 2008. The cash surrender value of this policy may increase or decrease further depending on market conditions related to the underlying investments. At December 31, 2008, the cash surrender value protection had not been exceeded for any other BOLI policies.

Gain on the termination of debt amounted to $14.7 million in 2008. During 2008, the Corporation re-acquired and extinguished $169.2 million of debt. The debt consisted of small blocks of various bank notes issued by M&I Bank. The size of the blocks ranged from $1.9 million to $50.0 million with a weighted average buyback price of approximately 91.0% of par.

OREO income primarily consists of gains from the sale of OREO and amounted to $9.0 million in 2008 compared to $1.5 million in 2007, an increase of $7.5 million. The carrying value of OREO properties sold amounted to $93.2 million in 2008 compared to $34.7 million in 2007.

Other noninterest income amounted to $216.9 million in 2008 compared to $237.5 million in 2007, a decrease of $20.6 million or 8.7%. During 2007, the Corporation sold its three branches in the Tulsa, Oklahoma market at a gain of $29.0 million. As previously discussed, $370.0 million of floating rate FHLB advances were extinguished and the pay fixed / receive floating interest rate swaps that were designated as cash flow hedges on the FHLB advances were terminated in 2007. The gain realized from these transactions was primarily due to the acceleration of the fair value adjustments for the interest rate swaps that were recorded in other comprehensive income and amounted to $5.3 million. Other income for 2007 also included gains resulting from a favorable lawsuit settlement that in total amounted to $1.8 million. A final settlement for three branches in Tulsa, Oklahoma that were sold in the fourth quarter of 2007 resulted in additional gain of $2.4 million in 2008. Increased fees and income from the banking acquisitions as well as organic growth in a variety of sources of fees and income, especially trading income and card-related fees, were offset by lower auto securitization revenues and the loss of service fee revenue charged to Metavante in 2007. The banking acquisitions contributed an additional $3.2 million to other noninterest income in 2008 compared to 2007. Card-related fees (credit, debit, ATM and stored value) increased $11.5 million in 2008 compared to 2007. Trading and investment commissions and fees increased other noninterest income by $19.1 million in 2008 compared to 2007.

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

Net investment securities gains amounted to $34.8 million in 2007 compared to $9.7 million in 2006. Net gains associated with the Corporation’s private equity investments amounted to $7.6 million in 2007 compared to $4.6 million in 2006. During 2007, the Corporation sold its investment in MasterCard Class B common shares at a gain of $19.0 million and sold other equity securities at a gain of $7.2 million. The Corporation sold these equity securities in order to monetize the significant appreciation in market price of the securities over the period in which they were held. During 2007, the Corporation also sold $672.9 million of government agency investment securities designated as available for sale at a gain of $4.3 million. No individual available for sale investment security sold was temporarily impaired at the time of sale. Other than temporary impairment on the residual interests held in the form of interest-only strips associated with the Corporation’s auto securitization activities resulted in a loss of $1.9 million in 2007.

BOLI revenue amounted to $37.7 million in 2007 compared to $29.1 million in 2006, an increase of $8.6 million or 29.6%. During the second half of 2007, the Corporation purchased $286.6 million of additional BOLI. That purchase, along with BOLI acquired in the banking acquisitions, were the primary contributors to the increase in life insurance revenue in 2007 compared to 2006.

OREO income primarily consists of gains from the sale of OREO and amounted to $1.5 million in 2007 compared to $1.6 million in 2006.

Other noninterest income amounted to $237.5 million in 2007 compared to $179.0 million in 2006, an increase of $58.5 million or 32.7%. During 2007, the Corporation sold its three branches in the Tulsa, Oklahoma market at a gain of $29.0 million. As previously discussed, during 2007 $370.0 million of floating rate FHLB advances were extinguished and the pay fixed / receive floating interest rate swaps that were designated as cash flow hedges on the FHLB advances were terminated. The gain realized from these transactions was primarily due to the acceleration of the fair value adjustments for the interest rate swaps that were recorded in other comprehensive income and amounted to $5.3 million. The banking acquisitions contributed approximately $2.1 million to the year-over-year growth in other noninterest income. Card-related fees (credit, debit, ATM and stored value) increased $8.2 million in 2007 compared to 2006. Trading and investment commissions and fees increased other noninterest income by $11.0 million in 2007 compared to 2006.

Other Expense

Total other expense amounted to $2,994.1 million in 2008 compared to $1,314.9 million in 2007, an increase of $1,679.2 million or 127.7%.

Total other expense in 2008 included $1,604.2 million of expenses that constituted the majority of this increase. Goodwill impairment accounted for $1,535.1 million of the increase in other expense. Market disruptions resulted in unexpected losses and charges in the Corporation’s Wealth Management segment that amounted to $45.7 million for the year ended December 31, 2008. During 2008, the Corporation incurred increased provisions for loss exposures associated with unfunded loan commitments and other credit-related liabilities that amounted to $22.0 million for the year ended December 31, 2008. As a result of higher gas prices earlier in the year, total other expense in 2008 included residual write-downs of $4.9 million associated with direct financing consumer vehicle leases. During the fourth quarter of 2008 the Corporation recorded $8.7 million for severance expense associated with a corporate-wide reduction in force. During 2008, Visa established an escrow for certain litigation matters from the proceeds of its IPO. As a result, the Corporation reversed part of its litigation accruals that were originally recorded in 2007 due to the Corporation’s membership interests in Visa. The amount reversed was equal to the Corporation’s pro rata share of the funded escrow. Included in total other expense in 2008 is the reversal of $12.2 million related to the Visa litigation matters.

Throughout 2008, the Corporation experienced elevated levels of operating expenses due to the increase in expense associated with collection efforts and carrying nonperforming assets. The Corporation estimates that the increase in expense associated with collection efforts and carrying nonperforming assets amounted to $92.7 million in 2008 compared to 2007.

Total other expense in 2008 included the operating expenses associated with the banking and wealth management acquisitions completed in 2008 and 2007 which the Corporation collectively refers to as the “acquisitions”. The operating expenses of the acquired entities have been included in the Corporation’s consolidated operating expenses from the dates the transactions were completed. Approximately $55.8 million of the operating expense growth in 2008 compared to 2007 were attributable to the acquisitions.

Total other expense in 2007 includes losses on debt terminations of $83.7 million, charitable contribution expense of $25.0 million and loss accruals associated with the Visa litigation of $25.8 million which in the aggregate amounted to $134.5 million.

The Corporation estimates that its expense growth in 2008 compared to 2007, excluding the effect of the items previously discussed was approximately $61.0 million or 5.4%.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by dividing total other expense by the sum of total other income (including private equity-related investment gains but excluding other securities gains and losses and excluding derivative losses-discontinued hedges) and net interest income FTE. The Corporation’s efficiency ratios for the years ended December 31, 2008, 2007, and 2006 were:

Efficiency Ratios

	2008	2007	2006
Consolidated Corporation	117.8%	56.0%	50.8%

The Corporation’s 2008 efficiency ratio statistic was adversely impacted by the goodwill impairment, unexpected losses and charges in the Corporation’s Wealth Management segment, increased provisions for loss exposures associated with unfunded loan commitments and other credit-related liabilities, the residual write-downs, severance expense and the previously discussed BOLI loss. Conversely, the Corporation’s 2008 efficiency ratio statistic was positively impacted by the previously discussed gains on termination of debt and reversal of part of the Corporation’s Visa litigation accruals. The net effect of these items was to increase the Corporation’s 2008 efficiency ratio statistic by approximately 63.1%.

The Corporation’s 2007 efficiency ratio statistic was adversely impacted by the losses on debt terminations, charitable contribution expense and loss accruals associated with the Visa litigation. Conversely, the Corporation’s 2007 efficiency ratio statistic was positively impacted by the divestiture of three branches in the Tulsa, Oklahoma market that were sold at a gain of $29.0 million. The net effect of these items was to increase the Corporation’s 2007 efficiency ratio statistic by approximately 4.9%.

The Corporation estimates that the operating expenses associated with collection efforts and carrying nonperforming assets, net of OREO income, increased the Corporation’s 2008 efficiency ratio statistic by approximately 4.2%. By comparison, the operating expenses associated with collection efforts and carrying nonperforming assets, net of OREO income, increased the Corporation’s 2007 efficiency ratio statistic by approximately 0.8%.

Salaries and employee benefits expense amounted to $723.2 million in 2008 compared to $659.9 million in 2007, an increase of $63.3 million or 9.6%. Salaries and benefits expense related to the acquisitions contributed approximately $26.7 million to the expense growth in 2008 compared to 2007. Salaries and employee benefits expense associated with collection efforts increased $6.3 million in 2008 compared to 2007. Severance expense associated with a corporate-wide reduction in force increased salaries and employee benefits expense $8.7 million in 2008 compared to 2007. Salaries and employee benefits expense for incentive commissions and incentive compensation decreased $15.6 million in 2008 compared to 2007.

Net occupancy and equipment expense amounted to $126.9 million in 2008 compared to $112.0 million in 2007, an increase of $14.9 million or 13.3%. Net occupancy and equipment expense related to the acquisitions contributed approximately $9.1 million to the expense growth in 2008 compared to 2007. During 2008, the Corporation opened 15 new de novo branches throughout its markets.

Software and processing expenses amounted to $156.7 million in 2008 compared to $156.2 million in 2007, an increase of $0.5 million or 0.3%. Processing expense related to the acquisitions contributed approximately $1.4 million to the expense growth in 2008 compared to 2007.

Supplies, printing, postage and delivery expense amounted to $42.1 million in 2008 compared to $42.5 million in 2007, a decrease of $0.4 million or 1.0%.

Professional services fees amounted to $72.0 million in 2008 compared to $42.5 million in 2007, an increase of $29.5 million or 69.7%. The acquisitions contributed approximately $1.3 million to the expense growth in 2008 compared to 2007. Increased legal fees and other fees associated with problem loans contributed approximately $11.7 million to the expense growth in 2008 compared to 2007. Other professional fees associated with consulting also contributed to the increase in professional services fees in 2008 compared to 2007.

Amortization of intangibles amounted to $24.3 million in 2008 compared to $20.6 million in 2007. Amortization of intangibles increased $3.7 million in 2008 compared to 2007. The increase in intangibles amortization was due to the acquisitions.

As a result of the unprecedented weakness in the financial markets and the decline in the Corporation’s common stock price, numerous tests for goodwill impairment were performed throughout 2008. The results of goodwill impairment testing at the end of the fourth quarter of 2008 indicated that the fair value of certain of the Corporation’s Reporting Units were less than their book values, resulting in a non-cash charge to pre-tax earnings for goodwill impairment in the amount of $1,535.1 million. Tier 1 and Total regulatory capital ratios were unaffected by this adjustment.

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) adopts an aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated (which are referred to as “Reporting Units”). A Reporting Unit is an operating segment as defined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or one level below an operating segment.

SFAS 142 provides guidance for impairment testing of goodwill and intangible assets that are not amortized. Other than goodwill, the Corporation does not have any other intangible assets that are not amortized. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a Reporting Unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. Based on the test performed at the end of the fourth quarter of 2008, the Wealth Management segment, which consists of the Trust, Private Banking and Brokerage Reporting Units, and the Capital Markets Reporting Unit did not have indicators of potential impairment based on the estimated fair value of those Reporting Units.

Based on their estimated fair values, the Commercial and Community Banking segments and the National Consumer Banking Reporting Unit had indicators of potential impairment and were subjected to the second step of goodwill impairment testing. The deterioration in the national real estate markets, the economic recession and the disruption in the capital markets had the greatest adverse affect on these segments and Reporting Units. As a result of applying the second step of the test, the National Consumer Banking Reporting Unit had no goodwill impairment, the Commercial Banking segment recorded goodwill impairment of $925.6 million and the Community Banking segment recorded goodwill impairment of $609.5 million.

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

OREO expenses amounted to $83.2 million in 2008 compared to $8.2 million in 2007, an increase of $75.0 million. Approximately $57.1 million of the increase in 2008 compared to 2007 is due to valuation write-downs and losses on disposition which reflects both the increased levels of foreclosed properties and the rapid decline in real estate values during 2008. Approximately $17.9 million of the increase in 2008 compared to 2007 reflects the costs of acquiring and holding the increased levels of foreclosed properties. The Corporation expects higher levels of expenses associated with acquiring and holding foreclosed properties will continue in future quarters. Valuation write-downs and losses on disposition will depend on real estate market conditions.

Other noninterest expense amounted to $230.5 million in 2008 compared to $189.5 million in 2007, an increase of $41.0 million or 21.6%.

Other noninterest expense in 2008 included the impact of the financial market disruption during the year. The market disruption resulted in unexpected losses and charges in the Corporation’s Wealth Management segment that increased other expense by $45.7 million in 2008 compared to 2007. The Lehman Brothers bankruptcy in the third quarter of 2008 resulted in losses from a failed securities lending transaction and other than temporary impairment on investments in Lehman Brothers debt securities that are subject to credit support agreements issued by M&I Trust and the Corporation.

Other noninterest expense in 2008 compared to 2007 increased $22.0 million due to increased provisions for losses associated with unfunded loan commitments and other credit-related liabilities. Historically, the Corporation’s loss exposure with respect to these items has been relatively low. The credit evaluation of the customer, collateral requirements and the ability to access collateral is generally similar to that for loans. Many customers have been directly or indirectly affected by the stress and deterioration of the national real estate markets. For many of the same reasons previously discussed under the section entitled Provision for Loan and Lease Losses and Credit Quality in this Form 10-K, these loss exposures have also increased, which is consistent with the Corporation’s recent experience with its loan credit exposures.

Total other noninterest expense in 2008 included residual write-downs of $4.9 million associated with direct financial leases of SUVs and pick-up trucks.

Other noninterest expense in 2008 includes the reversal of $12.2 million related to the Visa litigation compared to a Visa loss accrual recorded in 2007 in the amount of $25.8 million. The Visa litigation is discussed in Note 24 – Guarantees in Notes to Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

The acquisitions contributed approximately $9.9 million to the growth in other noninterest expense in 2008 compared to 2007. Included in other noninterest expense in 2007 was a $25.0 million charitable contribution.

Other noninterest expense adjusted for the items previously discussed amounted to $158.5 million in 2008 compared to $137.0 million in 2007, an increase of $21.5 million or 15.7%. Deposit insurance premiums increased $13.3 million in 2008 compared to 2007.

On December 16, 2008, the Federal Deposit Insurance Corporation (“FDIC”) released Financial Institution Letter 143-2008 to announce that it had approved a final rule to uniformly increase the deposit insurance assessment rates for the first quarter of 2009. The rule raises the assessment rates by an annualized rate of 7 basis points for the assessment period only in the first quarter of 2009. Annual rates applicable to the first quarter 2009 assessments, which would be collected at the end of June, will be based on the risk category of the institution and range from 12 to 50 basis points.

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

Supplies, printing, postage and delivery expense amounted to $42.5 million in 2007 compared to $41.3 million in 2006, an increase of $1.2 million or 3.0%. The acquisitions contributed approximately $0.5 million to the expense growth in 2007 compared to 2006.

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

OREO expenses amounted to $8.2 million in 2007 compared to $3.3 million in 2006, an increase of $4.9 million. Approximately $3.3 million of the increase in 2007 compared to 2006 reflects the costs of acquiring and holding the increased levels of foreclosed properties. Approximately $1.6 million of the increase in 2007 compared to 2006 is due to valuation write-downs and losses on disposition.

Other noninterest expense amounted to $189.5 million in 2007 compared to $126.6 million in 2006, an increase of $62.9 million or 49.7%. Included in other noninterest expense in 2007 was the $25.0 million charitable contribution and the Visa loss accrual in the amount of $25.8 million, as previously discussed. The acquisitions contributed approximately $5.9 million to the growth in other noninterest expense in 2007 compared to 2006.

Income Tax Provision

The benefit for income taxes amounted to $459.5 million or 18.4% of the pre-tax loss for the year ended December 31, 2008. The provision for income taxes from continuing operations was $213.6 million in 2007 and $307.4 million in 2006. The effective tax rate in 2007 was 30.1% and 32.2% in 2006.

As a result of the Internal Revenue Service’s (“IRS”) decision not to appeal a November 2007 US Tax Court ruling related to how the TEFRA (interest expense) disallowance should be calculated within a consolidated group and the position the IRS has taken in another related case, the Corporation recognized an additional income tax benefit related to years 1996-2007 of $20.0 million for its similar issue during 2008.

The effective tax rate in 2007 reflects, in part, the effect of the increase in tax-exempt income, primarily life insurance revenue, as previously discussed and increased tax benefits from programs and activities that are eligible for federal income tax credits. Some of these programs and activities provide annual tax benefits in the form of federal income tax credits in future periods as long as the programs and activities continue to qualify under the federal tax regulations.

Liquidity and Capital Resources

Shareholders’ equity was $6.3 billion or 10.0% of total consolidated assets at December 31, 2008, compared to $7.0 billion or 11.8% of total consolidated assets at December 31, 2007.

As one of the steps to preserve its strong capital base, the Corporation recently announced that it would reduce the quarterly common stock cash dividend to $0.01 per share.

Shareholders’ equity at December 31, 2008 includes the effect of certain common stock issuances during the current year. In 2008, the Corporation issued 4,863,221 shares of the Corporation’s common stock valued at $64.0 million, or $13.16 per share to acquire a majority equity interest in Taplin, Canida & Habacht, Inc. During 2008, the Corporation issued 579,111 shares of its common stock for $8.5 million to fund its obligation under its employee stock purchase plan.

Shareholders’ equity at December 31, 2007 includes the effect of certain common stock issuances during the year. In 2007, the Corporation issued 403,508 shares of its common stock valued at $19.2 million to fund its 2006 obligations under its retirement and employee stock ownership plans. During 2007, the Corporation issued 4,410,647 shares of its common stock and exchanged fully vested stock options to purchase its common stock with a total value of $219.6 million in connection with the Corporation’s acquisition of United Heritage Bankshares of Florida, Inc. Also during 2007, the Corporation issued 441,252 shares of its common stock with a total value of $21.0 million in connection with the Corporation’s acquisition of North Star Financial Corporation. During 2007, the Corporation remarketed the 3.90% STACKS of M&I Capital Trust B that were originally issued in 2004 as components of the Corporation’s 6.50% Common SPACES. In connection with the remarketing, the annual interest rate on the remarketed STACKS was reset at 5.626%, M&I Capital Trust B was liquidated and the Corporation issued $400 million of 5.626% senior notes that mature on August 17, 2009 in exchange for the outstanding STACKS. Each Common SPACES also included a stock purchase contract requiring the holder to purchase, in accordance with a settlement rate formula, shares of the Corporation’s common stock. The Corporation issued 9,226,951 shares of its common stock in settlement of the stock purchase contracts in exchange for $400 million in cash.

On November 14, 2008, as part of the Corporation’s participation in the CPP, the Corporation entered into a Letter Agreement with the UST. Pursuant to the Securities Purchase Agreement – Standard Terms (the “Securities Purchase Agreement”) attached to the Letter Agreement, the Corporation sold 1,715,000 shares of the Corporation’s Senior Preferred Stock, Series B (the “Senior Preferred Stock”), having a liquidation preference of $1,000 per share, for a total price of $1,715 million. The Senior Preferred Stock will qualify as Tier 1 capital and pay cumulative compounding dividends at a rate of 5% per year for the first five years and 9% per year thereafter.

The Securities Purchase Agreement provided that the Corporation may not redeem the Senior Preferred Stock during the first three years except with the proceeds from one or more “Qualified Equity Offerings” (as defined in the Securities Purchase Agreement), and that after three years, the Corporation may redeem shares of the Senior Preferred Stock for the per share liquidation preference of $1,000 plus any accrued and unpaid dividends. Pursuant to the ARRA, which was signed into law in February 2009, CPP participants are permitted to repay assistance received under the CPP at any time, subject to consultation with the appropriate federal banking agency. However, the Corporation’s Restated Articles of Incorporation contain the redemption restrictions contained in the Securities Purchase Agreement. The Corporation may seek to amend the Restated Articles of Incorporation in the future to remove the restrictions in accordance with the ARRA.

As long as any Senior Preferred Stock is outstanding, the Corporation may pay quarterly common stock cash dividends of up to $0.32 per share, and may redeem or repurchase its common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Senior Preferred Stock are fully paid. Prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock, unless Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for the Corporation to increase its common stock dividend to more than $0.32 per share per quarter or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement. As previously described, the Corporation recently reduced its quarterly common stock cash dividend to $0.01 per share. The Senior Preferred Stock will be non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Senior Preferred Stock.

As a condition to participating in the CPP, the Corporation issued and sold to the UST a warrant (the “Warrant”) to purchase 13,815,789 shares (the “Warrant Shares”) of the Corporation’s common stock, at an initial per share exercise price of $18.62, for an aggregate purchase price of approximately $257.25 million. The term of the Warrant is ten years. The Warrant will not be subject to any contractual restrictions on transfer, provided that the UST may only transfer a portion or portions of the Warrant with respect to, or exercise the Warrant for, more than one-half of the initial Warrant Shares prior to the earlier of (a) the date on which the Corporation has received aggregate gross proceeds of at least $1,715 million from one or more Qualified Equity Offerings, (b) December 31, 2009. If the Corporation completes one or more Qualified Equity Offerings on or prior to December 31, 2009 that result in the Corporation receiving aggregate gross proceeds equal to at least $1,715 million, then the number of Warrant Shares will be reduced to 50% of the original number of Warrant Shares. The Warrant provides for the adjustment of the exercise price and the number of Warrant Shares issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Corporation’s common stock, and upon certain issuances of the Corporation’s common stock at or below a specified price range relative to the initial exercise price. Pursuant to the Securities Purchase Agreement, the UST has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

Pursuant to the Securities Purchase Agreement, until the UST no longer owns any shares of the Senior Preferred Stock, the Warrant or Warrant Shares, the Corporation’s employee benefit plans and other executive compensation arrangements for its Senior Executive Officers must continue to comply in all respects with Section 111(b) the EESA and the rules and regulations of the UST promulgated thereunder.

The Securities Purchase Agreement permits the UST to unilaterally amend any provision of the Letter Agreement and the Securities Purchase Agreement to the extent required to comply with any changes in the applicable Federal statutes.

For accounting purposes, the proceeds of $1,715 million were allocated between the preferred stock and the warrant based on their relative fair values. The initial value of the Warrant, which is classified as equity, was $81.12 million. The entire discount on the Senior Preferred Stock, created from the initial value assigned to the Warrant, will be accreted over a five year period in a manner that produces a level preferred stock dividend yield which is 6.10%. At the end of the fifth year, the carrying amount of the Senior Preferred Stock will equal its liquidation value.

The Corporation has a Stock Repurchase Program under which up to 12 million shares of the Corporation’s common stock can be repurchased annually. During the first quarter 2008, the Corporation acquired 4,782,400 shares of its common stock in open market share repurchase transactions under the Stock Repurchase Program. Total cash consideration amounted to $124.9 million. During 2007, the Corporation completed three accelerated repurchase transactions as well as open market repurchase transactions under its authorized Stock Repurchase Program. In the aggregate, the Corporation acquired 10,765,889 shares of its common stock in these transactions. Total consideration in these transactions amounted to $437.1 million and consisted of cash of $434.5 million and common treasury stock valued at $2.6 million. In connection with the initial accelerated repurchase transaction completed in 2007, the Corporation used 54,035 shares of its treasury common stock to share-settle the final settlement obligation. During 2006, the Corporation repurchased 1.0 million shares of its common stock at an aggregate cost of $41.8 million. Participation in the CPP requires the Corporation to obtain consent from the UST in order to repurchase common stock under its Stock Repurchase Program.

At December 31, 2008, the net loss in accumulated other comprehensive income amounted to $158.0 million which represents a negative change in accumulated other comprehensive income of $104.3 million since December 31, 2007. Net accumulated other comprehensive income associated with available for sale investment securities was a net loss of $57.1 million at December 31, 2008, compared to a net loss of $10.3 million at December 31, 2007, resulting in a net loss of $46.8 million over the twelve month period. The unrealized loss associated with the change in fair value of the Corporation’s derivative financial instruments designated as cash flow hedges increased $55.8 million since December 31, 2007, resulting in a net decrease in shareholders’ equity. The accumulated other comprehensive income which represents the amount required to adjust the Corporation’s postretirement health benefit liability to its funded status amounted to an unrealized gain of $1.8 million as of December 31, 2008.

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

The Corporation’s most readily available source of liquidity is its investment portfolio. Investment securities available for sale, which totaled $7.4 billion at December 31, 2008, represent a highly accessible source of liquidity. The Corporation’s portfolio of held-to-maturity investment securities, which totaled $0.2 billion at December 31, 2008, provides liquidity from maturities and interest payments. The Corporation’s loans held for sale provide additional liquidity. At December 31, 2008 these loans represent loans that are prepared for delivery to investors, which generally occurs within thirty to ninety days after the loan has been funded or designated as held for sale.

Depositors within M&I’s defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $23.3 billion in 2008. The Corporation’s banking affiliates may also access the Federal funds markets, the Federal Reserve’s Term Auction Facility or utilize collateralized borrowings such as treasury demand notes, FHLB advances, agricultural mortgage backed notes or other forms of collateralized borrowings.

The Corporation’s banking affiliates may use wholesale deposits, which include foreign (Eurodollar) deposits. Wholesale deposits, which averaged $10.2 billion in 2008, are deposits generated through distribution channels other than the Corporation’s own banking branches. The weighted average remaining term of outstanding brokered and institutional certificates of deposit at December 31, 2008 was 10.6 years. These deposits allow the Corporation’s banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility not to pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels.

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

M&I Bank has implemented a global bank note program that permits it to issue up and sell up to a maximum of US$13.0 billion aggregate principal amount (or the equivalent thereof in other currencies) at any one time outstanding of its senior global bank notes with maturities of seven days or more from their respective date of issue and subordinated global bank notes with maturities more than five years from their respective date of issue. The notes may be fixed rate or floating rate and the exact terms will be specified in the applicable Pricing Supplement or the applicable Program Supplement. This program is intended to enhance liquidity by enabling M&I Bank to sell its debt instruments in global markets in the future without the delays that would otherwise be incurred. At December 31, 2008, approximately $8.9 billion of new debt could be issued under M&I Bank’s global bank note program.

Bank notes outstanding at December 31, 2008 amounted to $4.1 billion of which $1.9 billion is subordinated. A portion of the subordinated bank notes qualifies as supplementary capital for regulatory capital purposes.

The national capital markets represent a further source of liquidity to the Corporation.

During the second quarter of 2008, the Corporation filed a shelf registration statement with the Securities and Exchange Commission enabling the Corporation to issue up to 6.0 million shares of its common stock, which may be offered and issued from time to time in connection with acquisitions by the Corporation and/or other consolidated subsidiaries of the Corporation. At December 31, 2008, approximately 1.14 million shares of the Corporation’s common stock could be issued under the shelf registration statement for future acquisitions.

As a result of the Separation, on November 1, 2007, Marshall & Ilsley Corporation (Accounting Predecessor to New Marshall & Ilsley Corporation) became M&I LLC and amounts remaining under the existing shelf registration statements were deregistered. There will be no further issuances of debt by M&I LLC.

On November 6, 2007, New Marshall & Ilsley Corporation filed a shelf registration statement pursuant to which the Corporation was initially authorized to raise up to $1.9 billion through sales of corporate debt and/or equity securities with a relatively short lead time.

The Corporation has a commercial paper program. At December 31, 2008 commercial paper outstanding amounted to approximately $17.3 million. At December 31, 2008 all of the commercial paper obligations of M&I LLC, which were issued prior to the Separation, had matured and there will be no further issuances of commercial paper by M&I LLC.

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

The market impact of the recession and deterioration in the national real estate markets have resulted in a decline in market confidence and a subsequent strain on liquidity in the financial services sector. However, the Separation in 2007 and participation in the CPP in 2008 provided the Corporation with over four billion dollars in cash and significantly increased its regulatory and tangible capital levels. Management expects that it will continue to make use of a wide variety of funding sources, including those that have not shown the levels of stress demonstrated in some of the national capital markets. Notwithstanding the current national capital market impact on the cost and availability of liquidity, management believes that it has adequate liquidity to ensure that funds are available to the Corporation and each of its banks to satisfy their cash flow requirements. However, if capital markets deteriorate more than management currently expects, the Corporation could experience stress on its liquidity position.

Contractual Obligations

The following table summarizes the Corporation’s more significant contractual obligations at December 31, 2008. Excluded from the following table are a number of obligations to be settled in cash. These items are reflected in the Corporation’s consolidated balance sheet and include deposits with no stated maturity, trade payables, accrued interest payable and derivative payables that do not require physical delivery of the underlying instrument.

		Payments Due by Period ($ in millions)
Contractual Obligations	Note Ref	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Certificate of Deposit and Other Time Deposit Obligations	(1)	$19,908.3	$9,121.5	$2,577.1	$2,129.8	$6,079.9
Short-term Debt Obligations	(2)	4,058.0	4,058.0	—	—	—
Long-term Debt Obligations	(3)	11,102.6	2,472.0	4,048.3	2,266.8	2,315.5
Capital Lease Obligations		0.2	—	—	—	0.2
Minimum Operating Lease Obligations		194.8	29.1	48.8	39.9	77.0
Obligations to Purchase Foreign Currencies	(4)	532.7	532.7	—	—	—
Purchase Obligations—Facilities (Additions, Repairs and Maintenance)		12.6	12.6	—	—	—
Purchase Obligations—Technology		433.8	111.4	215.5	106.9	—
Purchase Obligations—Other		6.4	2.8	3.0	0.6	—
Other Obligations:
Unfunded Investment Obligations	(5)	29.7	23.0	5.1	1.3	0.3
Defined Contribution Benefit Obligations	(6)	47.7	47.7	—	—	—
Health and Welfare Benefits	(7)	—	—	—	—	—

Total		$36,326.8	$16,410.8	$6,897.8	$4,545.3	$8,472.9

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

As of December 31, 2008, the Corporation has unrecognized tax benefits that if recognized, would impact the annual effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the Contractual Obligations table. See Note 16 in Notes to Consolidated Financial Statements for further information regarding the Corporation’s income taxes.

(1)	Certain retail certificates of deposit and other time deposits give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal. Brokered certificates of deposits may be redeemed early upon the death or adjudication of incompetence of the holder.
(2)	Many short-term borrowings such as Federal funds purchased and security repurchase agreements and commercial paper are expected to be reissued and, therefore, do not necessarily represent an immediate need for cash. See Note 13 in Notes to Consolidated Financial Statements for a description of the Corporation’s other short-term borrowings.
(3)	See Note 14 in Notes to Consolidated Financial Statements for a description of the Corporation’s various long-term borrowings. The amounts shown in the table include interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon rates in effect at December 31, 2008. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
(4)	See Note 20 in Notes to Consolidated Financial Statements for a description of the Corporation’s foreign exchange activities. The Corporation generally matches commitments to deliver foreign currencies with obligations to purchase foreign currencies which minimizes the immediate need for cash.
(5)	The Corporation also has unfunded obligations for certain investments in investment funds. Under the obligations for certain investments in investment funds the Corporation could be required to invest an additional $45.9 million if the investment funds identify and commit to invest in additional qualifying investments. The investment funds have limited lives and defined periods for investing in new qualifying investments or providing additional funds to existing investments. As a result, the timing and amount of the funding requirements for these obligations are uncertain and could expire with no additional funding requirements.
(6)	See Note 18 in Notes to Consolidated Financial Statements for a description of the Corporation’s defined contribution program. The amount shown represents the unfunded contribution for the year ended December 31, 2008.
(7)	The health and welfare benefit plans are periodically funded throughout each plan year with participant contributions and the Corporation’s portion of benefits expected to be paid.

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

Certain guarantees may be a source of potential risk to future liquidity, capital resources and results of operations. Guarantees may be in the form of contracts that contingently require the guarantor to make payments to the guaranteed party based on: (1) changes in an underlying instrument or variable such as a financial standby letter of credit or credit support agreement; (2) failure to perform under an obligating agreement such as a performance standby letter of credit; and (3) indemnification agreements that require the indemnifying party to make payments to the indemnified party based on changes in an underlying instrument or variable that is related to an asset, a liability or an equity security of the indemnified party, such as an adverse judgment in a lawsuit. The Corporation, for a fee, regularly enters into standby letters of credit transactions and provides certain indemnifications against loss in conjunction with securities lending activities, which are described in detail in Note 19 – Financial Instruments with Off-Balance Sheet Risk and Note 24 – Guarantees in Notes to Consolidated Financial Statements.

Companies may structure and facilitate off-balance sheet arrangements by retaining an interest in assets transferred to an unconsolidated entity. Such interests may be in the form of a subordinated retained interest in a pool of receivables transferred to an unconsolidated entity, cash collateral accounts, recourse obligations or other forms of credit, liquidity, or market risk support. These subordinated interests protect the senior interests in the unconsolidated entity in the event a portion of the underlying transferred assets becomes uncollectible or there are insufficient funds to repay senior interest obligations. The Corporation has used such arrangements primarily in conjunction with its indirect automobile lending activities that are described in detail in Note 9—Financial Asset Sales and Variable Interest Entities in Notes to Consolidated Financial Statements.

As described in Note 14—Long-term Borrowings in Notes to Consolidated Financial Statements, the Corporation holds all of the common interest in certain trusts that issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures and a full guarantee issued by the Corporation.

In conjunction with the banking acquisitions of Gold Banc, Trustcorp Financial, Inc., Excel Bank Corporation and First Indiana, the Corporation acquired all of the common interests in trusts that issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures. M&I LLC has fully and unconditionally guaranteed the securities that these trusts have issued. At December 31, 2008, the principal amounts outstanding associated with these trusts amounted to $16.0 million, $30.0 million, $38.0 million and $15.0 million. The Corporation does not consolidate any of these trusts in accordance with United States generally accepted accounting principles.

At December 31, 2008, the Corporation did not hold any material variable interests in entities that provide it liquidity, market risk or credit risk support, or engage in leasing, hedging or research and development services with the Corporation. Based on the off-balance sheet arrangements with which it is presently involved, the Corporation does not believe that such off-balance sheet arrangements either have, or are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

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

Specific Reserve. The Corporation’s nonaccrual loans and renegotiated loans form the basis to identify loans and leases that meet the criteria as being “impaired” under the definition in SFAS 114. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. For impaired loans, impairment is measured using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral for collateral dependent loans and loans for which foreclosure is deemed to be probable. In general, these loans have been internally identified as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns. A quarterly review of nonaccrual loans, subject to minimum size, and all renegotiated loans is performed to identify the specific reserve necessary to be allocated to each of these loans. This analysis considers expected future cash flows, the value of collateral and also other factors that may impact the borrower’s ability to make payments when due.

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

The second element reflects management’s recognition of the uncertainty and imprecision underlying the process of estimating losses. The Corporation has identified certain loans within certain industry segments that based on financial, payment or collateral performance, warrant closer ongoing monitoring by management. The specific loans mentioned earlier are excluded from this analysis. Based on management’s judgment, reserve ranges are allocated to industry segments due to environmental conditions unique to the measurement period. Consideration is given to both internal and external environmental factors such as economic conditions in certain geographic or industry segments of the portfolio, economic trends, risk profile, and portfolio composition. Reserve ranges are then allocated using estimates of loss exposure that management has identified based on these economic trends or conditions.

The Corporation has not materially changed any aspect of its overall approach in the determination of the allowance for loan and lease losses. However, on an on-going basis the Corporation continues to refine the methods used in determining management’s best estimate of the allowance for loan and lease losses.

The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at December 31, 2008:

Deteriorating conditions in the U.S. housing market became evident in the first half of 2007, accelerated sharply in the second half of the year and continued the accelerated pace in 2008. The Corporation had a significant increase in nonperforming assets in 2008 compared to prior years. The increase has been primarily attributable to real estate related loans in areas that were previously experiencing substantial population growth and increased demand for housing such as Arizona and Florida, and in the correspondent banking business. The Corporation’s higher growth markets have been disproportionately affected by the excess real estate inventory and deterioration in the national real estate markets as the economy deteriorated into recession. An increasing number of borrowers have been unable to either refinance or sell their properties and consequently have defaulted or are very close to defaulting on their loans. In this stressed housing market that is experiencing increasing delinquencies and rapidly declining real estate values, the adequacy of collateral securing the loan becomes a much more important factor in determining expected loan performance. In many cases, rapidly declining real estate values resulted in the determination that the collateral was insufficient to cover the recorded investment in the loan. These factors resulted in the Corporation’s loan and lease portfolio experiencing significantly higher incidences of default and a significant increase in loss severity in 2008. The Corporation has taken these factors into consideration in determining the adequacy of its allowance for loan and leases.

At December 31, 2008, allowances for loan and lease losses continue to be carried for exposures to manufacturing, production agriculture (including dairy and cropping operations and agricultural supply), truck transportation, accommodation, general contracting, and motor vehicle and parts dealers. While most loans in these categories are still performing, the Corporation continues to believe these sectors present a higher than normal risk due to their financial and external characteristics.

The Corporation’s primary lending areas are Wisconsin, Arizona, Minnesota, Missouri, Florida and Indiana. Recent acquisitions are in relatively new markets for the Corporation. Included in these new markets is the Kansas City metropolitan area and Tampa, Sarasota and Bradenton, Florida and the Indianapolis and central Indiana market. Each of these regions and markets has cultural and environmental factors that are unique to it. Nonperforming loans in Arizona amounted to $857.5 million, which was 47.3% of total consolidated nonperforming loans and leases at December 31, 2008. Approximately $585.5 million or 68.3% of nonperforming loans in Arizona at December 31, 2008 were construction and development loans. Approximately $142.7 million or 78.4% of nonperforming loans in Arizona at December 31, 2007 were construction and development loans. Nonperforming loans in Florida amounted to $172.8 million or 5.60% of total Florida loans at December 31, 2008. Approximately $113.5 million or 65.7% of nonperforming loans in Florida at December 31, 2008 were construction and development loans. Construction and development real estate loans that are concentrated in the west coast of Florida and Arizona have been the primary contributor to the increase in nonperforming loans and leases and net charge-offs in recent quarters.

At December 31, 2008, nonperforming loans and leases amounted to $1,811.8 million or 3.62% of consolidated loans and leases compared to $925.2 million or 2.00% of consolidated loans and leases at December 31, 2007 and $268.0 million or 0.64% of consolidated loans and leases at December 31, 2006. Nonperforming commercial loans and leases amounted to $180.5 million at December 31, 2008 compared to $273.1 million at December 31, 2007, a decrease of $92.6 million or 33.9%. Nonperforming real estate loans represented 84.4% of total nonperforming loans and leases and amounted to $1,529.8 million at December 31, 2008 compared to $593.5 million at December 31, 2007, an increase of $936.3 million or 157.8%. Nonperforming real estate loans, other than home equity loans and lines of credit, exhibited the largest increase in 2008 compared to 2007. Nonperforming construction and development loans (which include commercial land and construction, construction by individuals and residential land and construction by developers) amounted to $1,017.3 million and represented 56.1% of total nonperforming loans and leases at December 31, 2008. The increase in nonperforming construction and development loans in 2008 compared to 2007 amounted to $567.6 million or 126.2% which was 60.6% of the total increase in nonperforming real estate loans in 2008 compared to 2007. Nonperforming 1-4 family residential real estate loans amounted to $324.3 million at December 31, 2008 compared to $59.6 million at December 31, 2007 an increase of $264.7 million. Increased economic stress on consumers has resulted in further deterioration in these loans in all of the Corporation’s markets and most notably in Arizona, which contributed $196.7 million or 74.3% of the increase in nonperforming 1-4 family residential real estate loans at December 31, 2008 compared to December 31, 2007. Nonperforming consumer loans and leases amounted to

$101.5 million at December 31, 2008 compared to $58.6 million at December 31, 2007, an increase of $42.9 million or 73.2%. Approximately 83.4% of that increase was due to the increase in nonperforming home equity loans and lines of credit in 2008 compared to 2007. As is the case with nonperforming 1-4 family residential real estate loans, increased economic stress on consumers has resulted in further deterioration in consumer loans and leases in all of the Corporation’s markets.

Nonaccrual loans and leases were the largest component of nonperforming loans and leases and amounted to $1,527.0 million or 3.05% of consolidated loans and leases at December 31, 2008 compared to $686.9 million or 1.48% of consolidated loans and leases at December 31, 2007. The amount of cumulative charge-offs recorded on the Corporation’s nonaccrual loans outstanding at December 31, 2008 was approximately $664.1 million or 49.0% of the unpaid principal balance of the affected nonaccrual loans and 30.3% of the unpaid principal balance of its total nonaccrual loans outstanding at December 31, 2008. These charge-offs have reduced the carrying value of these nonaccrual loans and leases which reduced the allowance for loan and lease losses required at the measurement date.

At December 31, 2008, renegotiated loans and leases amounted to $270.4 million. Approximately $259.8 million or 96.1% of the renegotiated loans and leases at December 31, 2008 were real estate and home equity loans. Approximately $214.3 million or 82.5% of the renegotiated real estate and home equity loans at December 31, 2008 were loans secured by real estate located in Arizona. At December 31, 2008, approximately $135.3 million or 52.1% of the renegotiated real estate and home equity loans were construction and development loans. The present value of expected future cash flows discounted at the loan’s effective interest rate was the primary method used to measure impairment and determine the amount of allowance for loan and lease losses required for renegotiated loans and leases at December 31, 2008. Significant judgment is required to estimate expected future cash flows.

Net charge-offs amounted to $1,363.8 million or 2.74% of average loans and leases in 2008 compared to $255.9 million or 0.59% of average loans and leases in 2007 and $39.0 million or 0.10% of average loans and leases in 2006. The increase in net charge-offs in 2008 and 2007 compared to prior years related primarily to the deterioration in the performance of the Corporation’s real estate loan portfolio. The Corporation’s construction and development real estate loans exhibited the most dramatic increase in impairment. In addition, commercial loans whose performance is dependent on the housing market were adversely affected by the deterioration in the national real estate markets.

Based on the loss estimates discussed, management determined its best estimate of the required allowance for loans and leases. Management’s evaluation of the factors previously described resulted in an allowance for loan and lease losses of $1,202.2 million or 2.41% of loans and leases outstanding at December 31, 2008. The allowance for loan and lease losses was $496.2 million or 1.07% of loans and leases outstanding at December 31, 2007. Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $2,037.7 million in 2008, compared to $319.8 million and $50.6 million in 2007 and 2006, respectively. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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

The Corporation accounts for the uncertainty in income taxes recognized in financial statements in accordance with the recognition threshold and measurement process for a tax position taken or expected to be taken in a tax return in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Corporation on January 1, 2007. See Note 16 – Income Taxes in Notes to Consolidated Financial Statements.

As a result of the Internal Revenue Service’s decision not to appeal a November 2007 US Tax Court ruling related to how the TEFRA (interest expense) disallowance should be calculated within a consolidated group and the position the IRS has taken in another related case, the Corporation recognized an additional income tax benefit related to years 1996-2007 of $20.0 million for its similar issue in 2008.

The Corporation anticipates it is reasonably possible that unrecognized tax benefits up to approximately $20 million could be realized within 12 months of December 31, 2008. The realization would principally result from settlements with taxing authorities as it relates to the tax benefits associated with a 2002 stock issuance.

In February 2009, the State of Wisconsin passed legislation that requires combined reporting effective January 1, 2009. The Corporation is evaluating this legislation and has not yet determined the legislation’s effect on the recorded value of its deferred tax assets and the financial statement impact.

Fair Value Measurements

Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which provides a framework for measuring fair value under accounting principles generally accepted in the United States of America. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 addresses the valuation techniques used to measure fair value. These valuation techniques include the market approach, income approach and cost approach. The market approach uses prices or relevant information generated by market transactions that are identical to or comparable with assets or liabilities. The income approach involves converting future amounts to a single present amount. The measurement is valued based on current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset.

SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The reported fair value of a financial instrument is categorized within the fair value hierarchy based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy consist of the following:

Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Fair values for these instruments are estimated using pricing models, quoted prices of financial assets or liabilities with similar characteristics or discounted cash flows.

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Fair values are initially valued based upon a transaction price and are adjusted to reflect exit values as evidenced by financing and sale transactions with third parties.

The Corporation measures financial assets and liabilities at fair value in accordance with SFAS 157. These measurements involve various valuation techniques and models, which involve inputs that are observable, when available. A description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy is disclosed in Note 3—Fair Value Measurements in Notes to Consolidated Financial Statements.

In addition to financial instruments that are measured at fair value on a recurring basis, fair values are used in purchase price allocations and goodwill impairment testing.

Other than Level 1 inputs, selecting the relevant inputs, appropriate valuation techniques and determining the appropriate category to report the fair value of a financial instrument requires varying levels of judgment depending on the facts and circumstances. The determination of some fair values can be a complex analysis of many factors. Judgment is required when determining the fair value of an asset or liability when either relevant observable inputs do not exist or available observable inputs are in a market that is not active. When relevant observable inputs are not available, the Corporation must use its own assumptions about future cash flows and appropriately risk-adjusted discount rates. Conversely, in some cases observable inputs may require significant adjustments. For example, in cases where the volume and level of trading activity in an asset or liability have declined significantly, the available prices vary significantly over time or among market participants, or the prices are not current, the observable inputs might not be relevant and could require significant adjustment.

Valuation techniques and models used to measure the fair value of financial assets on a recurring basis are reviewed and validated by the Corporation at least quarterly and in some cases monthly. In addition, the Corporation monitors the fair values of significant assets and liabilities using a variety of methods including the evaluation of pricing service information, using exception reports based on analytical criteria, comparisons to previous trades or broker quotes and overall reviews and assessments for reasonableness.

Goodwill Impairment Tests

Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. A reporting unit is an operating segment as defined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or one level below an operating segment. This first step is a screen for potential impairment. The second step, if necessary, measures the amount of impairment, if any. Goodwill is reviewed for impairment annually as of June 30 or more frequently if indicators of impairment exist. Goodwill has been assigned to seven Reporting Units for purposes of impairment testing.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in equity price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates.

At the end of the fourth quarter of 2008, due to the economic recession, general stock price volatility, and volatility in the Corporation’s stock price in particular, the Corporation concluded a triggering event had occurred indicating potential impairment and performed an impairment test of goodwill.

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The assumptions used in the goodwill impairment assessment and the application of these estimates and assumptions are discussed below.

The estimated fair value for each reporting unit at December 31, 2008 was determined by equally weighting an income approach (50%) and market approach (50%) to assess if potential goodwill impairment existed.

The income approach is based on discounted cash flows which are derived from internal forecasts and economic expectations for each respective reporting unit. The key assumptions used to determine fair value under the income approach included the cash flow period, terminal values based on a terminal growth rate and the discount rate. The discount rate, which represents the estimated cost of equity, was derived using a capital asset pricing model that uses a risk-free rate (20-year Treasury Bonds) which was 3.1% at December 31, 2008. The risk-free rate was adjusted for the risks associated with the operations of the Reporting Units. The discount rates used in the income approach for the seven Reporting Units evaluated at December 31, 2008 ranged from 10% to 25%. An increase to the discount rate of 1% would have lowered the fair value determined under the income approach for the seven Reporting Units evaluated at December 31, 2008 by a range of $2.4 million to $86.6 million or 4.9% to 18.3%.

The market approach is a technique that provides indications of value based upon comparisons of the reporting unit to market values and pricing evidence of public companies in the same or similar lines of businesses. Market ratios (pricing multiples) and performance fundamentals relating to the public companies’ stock prices (equity) as of December 31, 2008 were applied to each reporting unit to determine indications of its fair value.

The aggregate fair values were compared to the Corporation’s market capitalization as an assessment of the appropriateness of the fair value measurements. The Corporations stock price fluctuated greatly during 2008. Therefore, when assessing the Corporation’s market capitalization, the Corporation used the average stock price for the month of December 2008 and adjusted the stock price for certain material nonpublic information relating to 2008 that became public when the Corporation initially announced its earnings for the three and twelve months ended December 31, 2008. That adjustment was measured as the incremental difference between the change in the Corporation’s stock price between December 31, 2008 and the date the certain material nonpublic information became public and the change in the KBW bank stock index (NYSEArca: KBE) between December 31, 2008 and the date the Corporation’s certain material nonpublic information became public. The comparison between the aggregate fair values and market capitalization indicated an implied premium. A control premium analysis indicated that the implied premium was within a range of the overall premiums observed in the market place.

As a result of applying the first step of goodwill impairment testing to determine if potential goodwill impairment existed at December 31, 2008, Trust, Private Banking, and Brokerage, the three Reporting Units that comprise the Wealth Management segment, and the Capital Markets reporting unit “passed” (fair value exceeded the carrying amount) the first step of the goodwill impairment test. The Commercial and Community Banking segments and the National Consumer Banking reporting unit “failed” (the carrying amount exceeded the fair value) the first step of the goodwill impairment test at December 31, 2008 and were subjected to the second step of the goodwill impairment test.

For the four Reporting Units that passed step one, fair value exceeded the carrying amount by 22% to 79% of their respected estimated fair values. For the three Reporting Units that failed, the carrying amount exceeded fair value by between 93% and 290%.

The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The fair value allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) also requires significant judgment, especially for those assets and liabilities that are not measured on a recurring basis such as certain types of loans. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Corporation believes the implied fair value of goodwill is significantly affected by unobservable inputs and would be categorized as Level 3 within the SFAS 157 fair value hierarchy.

For the three Reporting Units that failed step one of the goodwill impairment tests, the fair value assigned to loans and leases significantly affected the determination of the implied fair value of the reporting unit goodwill at December 31, 2008. The implied fair value of a reporting unit’s goodwill will generally increase if the fair value of its loans and leases are less than the carrying value of the reporting unit’s loans and leases. The fair value of loans and leases was derived from discounted cash flow analysis. Loans and leases as of December 31, 2008 were grouped into over 950 pools based on similar characteristics such as maturity, payment type and payment frequency, rate type and underlying index, recent loan-to-value (LTV) measures and various types of credit indicators such as recent FICO scores and the Corporation’s internal loan rating system. Credit spreads were derived from observable information wherever possible. In cases where observable information was not available because of inactive markets or the change in the loan characteristics such as declining collateral values, certain adjustments were judgmentally made to estimate credit spreads consistent with the manner the Corporation believes market participants would assess the fair value of the loan pool. The Corporation has estimated that increasing or decreasing the credit spreads by the equivalent of a 1/4 credit rating adjustment could affect the aggregate fair value of the loans and leases of the three Reporting Units that failed step one of the goodwill impairment tests by approximately 15% of the aggregate fair value of the three Reporting Units that failed step one of the goodwill impairment tests at December 31, 2008.

Based the second step of the goodwill impairment test, the Corporation determined that the implied fair value of goodwill was greater than the carrying amount of goodwill for the National Consumer Banking reporting unit at December 31, 2008 and there was no impairment. The implied fair value of goodwill was less than the carrying amount of goodwill for the Commercial Banking and Consumer Banking segments at December 31, 2008. As a result of applying the second step of the test, the Commercial Banking segment incurred goodwill impairment of $925.6 million and the Community Banking segment incurred goodwill impairment of $609.5 million. For the year ended December 31, 2008, the pre-tax total non-cash charge to earnings for goodwill impairment amounted to $1,535.1 million. At December 31, 2008 the remaining goodwill reported in the Consolidated Balance Sheets amounted to $605.1 million.

Due to the current economic environment and the uncertainties regarding the impact on the Corporation’s Reporting Units, there can be no assurances that the Corporation’s estimates and assumptions regarding the duration of the economic recession, or the period or strength of recovery, made for purposes of the Corporation’s goodwill impairment testing during the year ended December 31, 2008 will prove to be accurate predictions of the future. If the Corporation’s assumptions regarding forecasted revenues or margin growth rates of certain Reporting Units is not achieved, the Corporation may be required to record additional goodwill impairment losses in future periods, whether in connection with the Corporation’s next annual impairment testing in the second quarter of 2009 or prior to that, if any such changes constitutes a triggering event in other than the quarter in which the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

New Accounting Pronouncements

A discussion of new accounting pronouncements that are applicable to the Corporation and have been or will be adopted by the Corporation is included in Note 1—Basis of Presentation and Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

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

This information is incorporated into a model that projects future net interest income levels in several different interest rate environments. Earnings at risk are calculated by modeling net interest income in an environment where rates remain constant, and comparing this result to net interest income in a different rate environment, and then expressing this difference as a percentage of net interest income for the succeeding 12 months. This calculation is a change from prior years. Previously, earnings at risk were measured as a percentage of the Corporation’s budgeted operating income before taxes for the calendar year. This change was made to decrease the volatility of the measurement caused by items unrelated to the margin. Since future interest rate moves are difficult to predict, the following table presents two potential scenarios—a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of December 31, 2008:

Hypothetical Change in Interest Rates	Impact to 12 months Net Interest Income
100 basis point gradual rise in rates	0.7%
100 basis point gradual decline in rates	(2.2)%

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

Equity Risk

In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones. These investments expose the Corporation to the change in equity values of the portfolio companies. However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs. At December 31, 2008, the carrying value of total active private equity investments amounted to approximately $65.3 million.

At December 31, 2008, Wealth Management administered $104.4 billion in assets and directly managed $30.4 billion in assets. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. Quantification of this exposure is difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above-stated reasons.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FOR YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

Consolidated Balance Sheets

December 31 ($000’s except share data)

	2008	2007
Assets
Cash and Cash Equivalents:
Cash and Due from Banks	$851,336	$1,368,919
Federal Funds Sold and Security Resale Agreements	101,069	379,012
Money Market Funds	120,002	74,581

Total Cash and Cash Equivalents	1,072,407	1,822,512
Interest Bearing Deposits at Other Banks	9,684	8,309
Trading Assets, at Fair Value	518,361	124,607
Investment Securities:
Available for Sale, at Fair Value	7,430,552	7,442,889
Held to Maturity, Fair Value $243,395 ($383,190 in 2007)	238,009	374,861
Loans Held for Sale	220,391	131,873

Loans and Leases	49,764,153	46,164,385
Allowance for Loan and Lease Losses	(1,202,167)	(496,191)

Net Loans and Leases	48,561,986	45,668,194
Premises and Equipment, Net	564,789	469,879
Goodwill	605,144	1,684,945
Other Intangible Assets	158,305	123,016
Bank-Owned Life Insurance	1,157,612	1,114,889
Other Real Estate Owned (OREO)	320,908	115,074
Accrued Interest and Other Assets	1,478,270	767,548

Total Assets	$62,336,418	$59,848,596

Liabilities and Shareholders’ Equity
Deposits:
Noninterest Bearing	$6,879,994	$6,174,281
Interest Bearing	34,143,147	29,017,073

Total Deposits	41,023,141	35,191,354
Federal Funds Purchased and Security Repurchase Agreements	1,190,000	2,262,355
Other Short-term Borrowings	2,868,033	4,548,655
Accrued Expenses and Other Liabilities	1,381,346	940,725
Long-term Borrowings	9,613,717	9,872,778

Total Liabilities	56,076,237	52,815,867
Shareholders’ Equity:
Preferred Stock, $1.00 par value, 5,000,000 Shares Authorized; 1,715,000 Shares Issued and Outstanding of Senior Preferred Stock, Series B (Liquidation Preference of $1,000 per Share)	1,715	—
Common Stock, $1.00 par value, 700,000,000 Shares Authorized; 272,318,615 Shares Issued (267,455,394 Shares in 2007)	272,319	267,455
Additional Paid-in Capital	3,838,867	2,059,273
Retained Earnings	2,538,989	4,923,008
Treasury Stock, at Cost: 6,977,434 Shares (3,968,651 in 2007)	(192,960)	(117,941)
Deferred Compensation	(40,797)	(45,359)
Accumulated Other Comprehensive Income, Net of Related Taxes	(157,952)	(53,707)

Total Shareholders’ Equity	6,260,181	7,032,729

Total Liabilities and Shareholders’ Equity	$62,336,418	$59,848,596

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Income

Years ended December 31 ($000’s except share data)

	2008	2007	2006
Interest and Fee Income
Loans and Leases	$2,926,334	$3,243,109	$2,856,043
Investment Securities:
Taxable	286,054	311,837	277,938
Exempt from Federal Income Taxes	53,750	59,237	61,769
Trading Securities	2,530	1,012	614
Short-term Investments	9,026	18,001	14,707
Loan to Metavante	—	35,969	43,163

Total Interest and Fee Income	3,277,694	3,669,165	3,254,234

Interest Expense
Deposits	902,944	1,231,252	1,083,392
Short-term Borrowings	139,627	236,671	186,746
Long-term Borrowings	454,413	585,025	476,540

Total Interest Expense	1,496,984	2,052,948	1,746,678

Net Interest Income	1,780,710	1,616,217	1,507,556
Provision for Loan and Lease Losses	2,037,707	319,760	50,551

Net Interest Income (Loss) After Provision for Loan and Lease Losses	(256,997)	1,296,457	1,457,005

Other Income
Wealth Management	282,182	262,835	221,554
Service Charges on Deposits	146,153	120,616	106,693
Gain on Sale of Mortgage Loans	22,370	28,588	47,281
Other Mortgage Banking Revenue	3,655	5,466	5,121
Net Investment Securities Gains	17,229	34,814	9,701
Bank-Owned Life Insurance Revenue	35,940	37,744	29,134
Net Derivative Losses—Discontinued Hedges	—	—	(18,449)
Gain on Termination of Debt	14,718	—	—
OREO Income	8,975	1,496	1,606
Other	216,893	237,507	179,045

Total Other Income	748,115	729,066	581,686

Other Expense
Salaries and Employee Benefits	723,245	659,871	613,394
Net Occupancy and Equipment	126,896	111,977	103,981
Software Expenses	24,684	21,126	18,028
Processing Charges	131,990	135,110	124,226
Supplies, Printing, Postage and Delivery	42,131	42,547	41,293
Professional Services	72,043	42,454	34,068
Amortization of Intangibles	24,282	20,551	18,643
Goodwill Impairment	1,535,144	—	—
Loss on Termination of Debt	—	83,662	—
OREO Expenses	83,212	8,184	3,336
Other	230,478	189,461	126,573

Total Other Expense	2,994,105	1,314,943	1,083,542

Income (Loss) Before Income Taxes	(2,502,987)	710,580	955,149
Provision (Benefit) for Income Taxes	(459,525)	213,641	307,435

Income (Loss) from Continuing Operations	(2,043,462)	496,939	647,714
Income from Discontinued Operations, Net of Tax	—	653,997	160,124

Net Income (Loss)	$(2,043,462)	$1,150,936	$807,838

Preferred Dividends	(12,737)	—	—

Net Income (Loss) Available to Common Shareholders	$(2,056,199)	$1,150,936	$807,838

Per Common Share
Basic:
Continuing Operations	$(7.92)	$1.91	$2.60
Discontinued Operations	—	2.51	0.64

Net Income (Loss)	$(7.92)	$4.42	$3.24

Diluted:
Continuing Operations	$(7.92)	$1.87	$2.54
Discontinued Operations	—	2.47	0.63

Net Income (Loss)	$(7.92)	$4.34	$3.17

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Years ended December 31 ($000’s)

	2008	2007	2006
Cash Flows From Operating Activities:
Net Income (Loss)	$(2,043,462)	$1,150,936	$807,838
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	9,248	133,099	171,093
Provision for Loan and Lease Losses	2,037,707	319,760	50,551
Provision (Benefit) for Deferred Income Taxes	(284,777)	(21,818)	47,299
Stock–based Compensation Expense	30,757	46,923	39,775
Excess Tax Expense (Benefit) from Stock-based Compensation Arrangements	55	(4,251)	(11,430)
Net Gain on Sales of Assets	(87,026)	(101,315)	(32,771)
(Gain) Loss on Termination of Debt	(14,718)	83,662	—
Gain on Sale of Metavante	—	(525,576)	—
Proceeds from Sales of Trading Securities and Loans Held for Sale	9,536,138	9,509,819	12,599,298
Purchases of Trading Securities and Loans Held for Sale	(9,217,732)	(9,150,076)	(12,282,292)
Bank–Owned Life Insurance Revenue	(34,371)	(36,731)	(27,677)
Write–down of OREO	55,582	1,337	188
Goodwill Impairment	1,535,144	—	—
Change in Accrued Interest and Other Assets	(320,319)	(94,680)	(195,753)
Change in Accrued Expenses and Other Liabilities	(444,996)	(347,215)	(317,299)
Other	39,318	(10,337)	(3,924)

Total Adjustments	2,840,010	(197,399)	37,058

Net Cash Provided by Operating Activities	796,548	953,537	844,896

Cash Flows From Investing Activities:
Proceeds from Sales of Securities Available for Sale	129,650	883,812	609,008
Proceeds from Sales of Securities Held to Maturity	1,633	—	—
Proceeds from Maturities of Securities Available for Sale	1,219,955	1,355,466	1,193,940
Proceeds from Maturities of Securities Held to Maturity	136,847	121,741	124,286
Purchases of Securities Available for Sale	(1,084,387)	(2,449,500)	(2,229,324)
Net Increase in Loans	(3,736,839)	(4,051,448)	(3,957,011)
Proceeds from Loan to Metavante	—	982,000	—
Purchases of Assets to be Leased	(263,421)	(327,396)	(260,939)
Principal Payments on Lease Receivables	258,126	345,569	234,445
Purchases of Premises and Equipment, Net	(101,657)	(87,646)	(104,911)
Cash Paid for Acquisitions, Net of Cash and Cash Equivalents Acquired	(476,761)	(33,298)	(130,385)
Proceeds (Payments) from Divestitures	2,460	80,074	(7,554)
Net Proceeds from the Separation	—	1,592,646	—
Purchase of Bank-Owned Life Insurance	—	(286,629)	—
Net Proceeds from Sale of OREO	86,069	50,495	13,301

Net Cash Used in Investing Activities	(3,828,325)	(1,824,114)	(4,515,144)

Cash Flows From Financing Activities:
Net Increase (Decrease) in Deposits	4,223,022	(550,558)	2,701,936
Proceeds from Issuance of Commercial Paper	33,741,932	19,190,183	5,326,917
Principal Payments on Commercial Paper	(34,523,654)	(18,912,746)	(5,185,918)
Net Increase (Decrease) in Other Short-term Borrowings	(2,076,047)	1,619,223	(106,539)
Proceeds from Issuance of Long-term Borrowings	1,282,056	3,220,316	2,448,752
Payment of Long-term Borrowings	(1,649,724)	(3,122,833)	(1,225,554)
Dividends Paid on Common Stock	(327,820)	(313,298)	(261,535)
Purchases of Common Stock	(130,870)	(431,150)	(41,791)
Proceeds from the Issuance of Preferred Stock	1,715,000	—	—
Proceeds from the Issuance of Common Stock	27,832	112,254	84,042
Proceeds from Issuance of Common Stock – Stock Purchase Contracts	—	399,989	—
Excess Tax (Expense) Benefit from Stock-based Compensation Arrangements	(55)	4,251	11,430
Other	—	(7,800)	(10,585)

Net Cash Provided by Financing Activities	2,281,672	1,207,831	3,741,155

Net (Decrease) Increase in Cash and Cash Equivalents	(750,105)	337,254	70,907
Cash and Cash Equivalents Beginning of Year	1,822,512	1,485,258	1,414,351

Cash and Cash Equivalents End of Year	1,072,407	1,822,512	1,485,258
Cash and Cash Equivalents of Discontinued Operations	—	—	(46,178)

Cash and Cash Equivalents from Continuing Operations, End of Year	$1,072,407	$1,822,512	$1,439,080

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest	$1,509,961	$2,041,724	$1,625,191
Income Taxes	63,693	277,474	362,451

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

($000’s except share data)

	Compre- hensive Income	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Common Stock	Deferred Compen- sation	Accumula- ted Other Compre- hensive Income
Balance, December 31, 2005		$—	$244,587	$970,739	$3,837,339	$(277,423)	$(36,755)	$(21,061)
Comprehensive Income:
Net Income	$807,838	—	—	—	807,838	—	—	—
Unrealized Gains (Losses) on Securities:
Arising During the Period, Net of Taxes of ($9,682)	17,562	—	—	—	—	—	—	—
Reclassification for Securities Transactions Included in Net Income, Net of Taxes of $1,768	(3,283)	—	—	—	—	—	—	—

Total Unrealized Gains (Losses) on Securities	14,279	—	—	—	—	—	—	14,279

Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows:
Arising During the Period, Net of Taxes of $475	(882)	—	—	—	—	—	—	—
Reclassification Adjustments For Hedging Activities Included in Net Income, Net of Taxes of $7,930	(14,727)	—	—	—	—	—	—	—

Net Gains (Losses)	(15,609)	—	—	—	—	—	—	(15,609)

Other Comprehensive Income	(1,330)	—	—	—	—	—	—	—

Total Comprehensive Income	$806,508

Adjustment to Initially Apply SFAS 158, Net of Tax of ($2,854)		—	—	—	—	—	—	4,845
Issuance of 17,269,857 Common Shares in the 2006 Business Combinations		—	17,385	763,054	—	(5,099)	—	—
Issuance of 3,434,187 Treasury Common Shares Under Stock Option and Restricted Stock Plans		—	—	(20,108)	—	108,269	(391)	—
Issuance of 385,192 Treasury Common Shares for Retirement Plan Funding		—	—	4,819	—	12,130	—	—
Acquisition of 1,058,273 Common Shares		—	—	1,109	—	(43,815)	—	—
Dividends Declared on Common Stock—$1.05 Per Share		—	—	—	(261,535)	—	—	—
Net Change in Deferred Compensation		—	—	—	—	—	(4,153)	—
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes		—	—	11,430	—	—	—	—
Stock Based Compensation Expense		—	—	39,775	—	—	—	—
Other		—	—	(278)	—	—	—	—

Balance, December 31, 2006		$—	$261,972	$1,770,540	$4,383,642	$(205,938)	$(41,299)	$(17,546)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

($000’s except share data)

	Compre- hensive Income	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Common Stock	Deferred Compen- sation	Accumula- ted Other Compre- hensive Income
Balance, December 31, 2006		$—	$261,972	$1,770,540	$4,383,642	$(205,938)	$(41,299)	$(17,546)
Comprehensive Income:
Net Income	$1,150,936	—	—	—	1,150,936	—	—	—
Unrealized Gains (Losses) on Securities:
Arising During the Period, Net of Taxes of ($10,885)	19,765	—	—	—	—	—	—	—
Reclassification for Securities Transactions Included in Net Income, Net of Taxes of $4,352	(8,081)	—	—	—	—	—	—	—

Total Unrealized Gains (Losses) on Securities	11,684	—	—	—	—	—	—	11,684

Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows:
Arising During the Period, Net of Taxes of $19,671	(36,531)	—	—	—	—	—	—	—
Reclassification Adjustments For Hedging Activities Included in Net Income, Net of Taxes of $5,369	(9,971)	—	—	—	—	—	—	—

Net Gains (Losses)	(46,502)	—	—	—	—	—	—	(46,502)

Unrealized Gains (Losses) on Funded Status of Defined Benefit Postretirement Plan:
Effect due to Remeasurement of Benefit Obligation, Net of Taxes of $382	(604)	—	—	—	—	—	—	—
Change Related to the Separation, Net of Taxes of ($262)	358	—	—	—	—	—	—	(358)
Reclassification Adjustments for Amortization of Actuarial Loss and Prior Service Credit Amortization Included in Net Income, Net of Taxes of $635	(1,097)	—	—	—	—	—	—	—

Net Gains (Losses)	(1,343)	—	—	—	—	—	—	(1,343)

Other Comprehensive Income	(36,161)	—	—	—	—	—	—	—

Total Comprehensive Income	$1,114,775	—	—	—	—	—	—	—

Changes in connection with the Separation		—	(8,596)	(346,405)	(298,272)	351,705	2,938	358
Issuance of 9,226,951 Common Shares Under STACKS/SPACES		—	9,227	390,762	—	—	—	—
Issuance of 4,851,899 Common Shares in the 2007 Business Combinations		—	4,852	239,526	—	—	—	—
Issuance of 4,436,659 Treasury Common Shares Under Stock Option and Restricted Stock Plans		—	—	(50,327)	—	161,570	—	—
Issuance of 403,508 Treasury Common Shares for Retirement Plan Funding		—	—	6,343	—	12,836	—	—
Acquisition of 10,792,502 Common Shares		—	—	(2,255)	—	(438,114)	—	—
Dividends Declared on Common Stock—$1.20 Per Share		—	—	—	(313,298)	—	—	—
Net Change in Deferred Compensation		—	—	—	—	—	(6,998)	—
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes		—	—	4,251	—	—	—	—
Stock Based Compensation Expense		—	—	46,923	—	—	—	—
Other		—	—	(85)	—	—	—	—

Balance, December 31, 2007		$—	$267,455	$2,059,273	$4,923,008	$(117,941)	$(45,359)	$(53,707)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

($000’s except share data)

	Compre- hensive Income	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Common Stock	Deferred Compen- sation	Accumula- ted Other Compre- hensive Income
Balance, December 31, 2007		$—	$267,455	$2,059,273	$4,923,008	$(117,941)	$(45,359)	$(53,707)
Comprehensive Income:
Net Loss	$(2,043,462)	—	—	—	(2,043,462)	—	—	—
Unrealized Gains (Losses) on Securities:
Arising During the Period, Net of Taxes of $24,649	(46,566)	—	—	—	—	—	—	—
Reclassification for Securities Transactions Included in Net Income, Net of Taxes of $112	(208)	—	—	—	—	—	—	—

Total Unrealized Gains (Losses) on Securities	(46,774)	—	—	—	—	—	—	(46,774)

Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows:
Arising During the Period, Net of Taxes of $43,579	(80,934)	—	—	—	—	—	—	—
Reclassification Adjustments For Hedging Activities Included in Net Income, Net of Taxes of ($13,528)	25,124	—	—	—	—	—	—	—

Net Gains (Losses)	(55,810)	—	—	—	—	—	—	(55,810)

Unrealized Gains (Losses) on Funded Status of Defined Benefit Postretirement Plan:
Effect due to Remeasurement of Benefit Obligation, Net of Taxes of $4,524	(358)	—	—	—	—	—	—	—
Reclassification Adjustments for Amortization of Actuarial Loss and Prior Service Credit Amortization Included in Net Income, Net of Taxes of $767	(1,303)	—	—	—	—	—	—	—

Net Gains (Losses)	(1,661)	—	—	—	—	—	—	(1,661)

Other Comprehensive Income	(104,245)	—	—	—	—	—	—	—

Total Comprehensive Income	$(2,147,707)	—	—	—	—	—	—	—

Issuance of 1,715,000 Preferred Shares Under U.S. Treasury Capital Purchase Program		1,715	—	1,713,285	—	—	—	—
Issuance of 4,863,221 Common Shares in the 2008 Business Combination		—	4,864	59,136	—	—	—	—
Issuance of 1,918,432 Treasury Common Shares Under Stock Option and Restricted Stock Plans		—	—	(25,668)	—	53,311	—	—
Acquisition of 4,927,215 Common Shares		—	—	383	—	(128,330)	—	—
Dividends Declared on Preferred Stock		—	—	1,780	(12,737)	—	—	—
Dividends Declared on Common Stock—$1.27 Per Share		—	—	—	(327,820)	—	—	—
Net Change in Deferred Compensation		—	—	—	—	—	4,562	—
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes		—	—	(55)	—	—	—	—
Stock Based Compensation Expense		—	—	30,757	—	—	—	—
Other		—	—	(24)	—	—	—	—

Balance, December 31, 2008		$1,715	$272,319	$3,838,867	$2,538,989	$(192,960)	$(40,797)	$(157,952)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006 ($000’s except share data)

Marshall & Ilsley Corporation (“M&I” or the “Corporation”) is a financial holding company that provides diversified financial services to a wide variety of corporate, institutional, government and individual customers. M&I’s largest affiliates and principal operations are in Wisconsin; however, it has activities in other markets, particularly in certain neighboring Midwestern states, and in Arizona, Nevada and Florida. The Corporation’s principal activities consist of banking and wealth management services. Banking services, lending and accepting deposits from commercial banking and community banking customers are provided through its lead bank, M&I Marshall & Ilsley Bank (“M&I Bank”), which is headquartered in Wisconsin, one federally chartered thrift headquartered in Nevada, one state chartered bank headquartered in St. Louis, Missouri, and an asset-based lending subsidiary headquartered in Minneapolis, Minnesota. In addition to branches located throughout Wisconsin, banking services are provided in branches located throughout Arizona, the Minneapolis, Minnesota, Kansas City, Missouri and St. Louis, Missouri metropolitan areas, Duluth, Minnesota, Belleville, Illinois, Las Vegas, Nevada, Florida and central Indiana, as well as on the Internet. Wealth Management, which includes Marshall & Ilsley Trust Company National Association (“M&I Trust”), M&I Brokerage Services, Inc., the private banking divisions of the Corporation’s bank subsidiaries and other subsidiaries related to the wealth management business, provides trust services, brokerage and insurance services, and investment management and advisory services to residents of Wisconsin, Arizona, Minnesota, Missouri, Florida, Nevada and Indiana. Other financial services provided by M&I include personal property lease financing, wholesale lending, investment services to institutional clients and venture capital.

1. Basis of Presentation and Summary of Significant Accounting Policies

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

Consolidation principles—The Consolidated Financial Statements include the accounts of the Corporation, its subsidiaries that are wholly or majority owned and/or over which it exercises substantive control and significant variable interest entities for which the Corporation has determined that, based on the variable interests it holds, it is the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities an interpretation of Accounting Research Board No. 51 (revised December 2003). The primary beneficiary of a variable interest entity is the party that absorbs a majority of an entity’s expected losses, receives a majority of an entity’s expected residual returns, or both, as a result of holding variable interests. Variable interests are the ownership, contractual or other pecuniary interests in an entity. Investments in unconsolidated affiliates, in which the Corporation has 20 percent or more ownership interest and has the ability to exercise significant influence, but not substantive control, over the affiliates’ operating and financial policies, are accounted for using the equity method of accounting, unless the investment has been determined to be temporary. All intercompany balances and transactions are eliminated in consolidation.

The Corporation utilizes certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. The majority of these activities are basic term or revolving securitization facilities. These facilities are generally funded through term-amortizing debt structures or with short-term commercial paper designed to be paid off based on the underlying cash flows of the assets securitized. These financing entities are contractually limited to a narrow range of activities that facilitate the transfer of or access to various types of assets or financial instruments. In certain situations, the Corporation provides liquidity and/or loss protection agreements. In determining whether the financing entity should be consolidated, the Corporation considers whether the entity is a qualifying special-purpose entity (“QSPE”) as defined in Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. For non-consolidation, a QSPE must be demonstrably distinct, have significantly limited permitted activities, hold assets that are restricted to transferred financial assets and related assets, and have the ability to sell or dispose of non-cash financial assets only in response to specified conditions.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

Cash and Cash Equivalents—For purposes of the Consolidated Financial Statements, the Corporation defines cash and cash equivalents as short-term investments, which have an original maturity of three months or less and are readily convertible into cash. At December 31, 2008 and 2007, $82,963 and $62,108, respectively, of cash and due from banks was restricted, primarily due to requirements of the Federal Reserve System to maintain certain reserve balances.

Trading Assets—Trading assets include trading securities and trading and other free-standing derivative contracts. Trading securities are designated as trading when purchased and are held principally for sale in the near term. Trading and other free-standing derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Trading and other free-standing derivative contracts are carried at fair value with changes in fair value recorded in the Consolidated Statements of Income.

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

Loans and leases—Interest on loans, other than direct financing leases, is recognized as income based on the loan principal outstanding during the period. Unearned income on financing leases is recognized over the lease term on a basis that results in an approximate level rate of return on the lease investment. The Corporation considers a loan to be impaired when, based on current information and events, it determines that it is probable it will be unable to collect all amounts due, including scheduled interest, according to the loan’s original loan contract. When a loan is past due 90 days as to either interest or principal, it is generally placed on nonaccrual status. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest and fee income on loans. A nonaccrual loan may be restored to an accrual basis when interest and principal payments are brought current and collectibility of future

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

payments is not in doubt. The Corporation classifies certain loans as renegotiated in cases where a borrower experiences financial difficulties and the Corporation makes certain modifications to contractual terms. Loans renegotiated at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from renegotiated loans in the calendar years subsequent to the renegotiation if the loan is in compliance with the modified terms.

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

Allowance for loan and lease losses—The allowance for loan and lease losses is maintained at a level believed adequate by management to absorb estimated losses inherent in the loan and lease portfolio including loans that have been determined to be impaired. For nonaccrual loans greater than an established threshold and all renegotiated loans, impairment is measured using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral for collateral dependent loans and loans for which foreclosure is deemed to be probable. Loans below the established thresholds are evaluated as homogenous pools. Management’s determination of the adequacy of the allowance is based on a continual review of the loan and lease portfolio, loan and lease loss experience, economic conditions, growth and composition of the portfolio, and other relevant factors. As a result of management’s continual review, the allowance is adjusted through provisions for loan and lease losses charged against income.

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

Premises and equipment—Land is recorded at cost. Premises and equipment are recorded at cost and depreciated principally on the straight-line method with annual rates varying from 10 to 50 years for buildings and 3 to 10 years for equipment. Long-lived assets which are impaired are written down to fair value and long-lived assets to be disposed of are carried at the lower of the carrying amount or fair value less cost to sell. Maintenance and repairs are charged to expense and betterments are capitalized.

Goodwill and Other Intangible Assets—Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) adopts an aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated (those units are referred to as Reporting Units). A Reporting Unit is an operating segment as defined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or one level below an operating segment.

SFAS 142 provides guidance for impairment testing of goodwill and intangible assets that are not amortized. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a Reporting Unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The Corporation tests goodwill for impairment annually. See Note 11 – Goodwill and Other Intangibles in Notes to Consolidated Financial Statements for additional information.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

Identifiable intangibles arising from purchase acquisitions with a finite useful life are amortized over their useful lives and consist of core deposit intangibles, customer lists, tradename and other intangibles.

Identifiable intangibles that have been determined to have an indefinite useful life are not amortized but are subject to periodic tests for impairment. At December 31, 2008 and 2007, the Corporation did not have any identifiable intangibles that have been determined to have an indefinite useful life.

Bank-Owned Life Insurance (“BOLI”)—The Corporation purchases life insurance policies on the lives of certain officers and employees and is the owner and beneficiary of the policies. The Corporation’s investments in these policies are intended to provide funding for future employee benefit costs. The Corporation records these BOLI policies at each policy’s respective cash surrender value, with changes recorded in Bank-Owned Life Insurance Revenue in the Consolidated Statements of Income. Certain BOLI policies have a stable value agreement through either a large, well-rated bank or multi-national insurance carrier that provides limited cash surrender value protection from declines in the value of each policy’s underlying investments. During the fourth quarter of 2008, the value of the investments underlying one of the Corporation’s BOLI policies declined significantly due to disruptions in the credit markets, widening of credit spreads and illiquidity in the securities market. These factors caused the decline in the cash surrender value to exceed the protection provided by the stable value agreement. As a result of exceeding the cash surrender value protection, the Corporation recorded a loss of $11.8 million to reflect the change in cash surrender value related to the affected BOLI policy. The cash surrender value of this BOLI policy was $238.3 million at December 31, 2008. The cash surrender value of this policy may increase or decrease further depending on market conditions related to the underlying investments. At December 31, 2008, the cash surrender value protection had not been exceeded for any other BOLI policies.

Other real estate owned (“OREO”)—Other real estate owned consists primarily of assets that have been acquired in satisfaction of debts. Other real estate owned is recorded at fair value, less estimated selling costs, at the date of transfer. Valuation adjustments required at the date of transfer for assets acquired in satisfaction of debts are charged to the allowance for loan and lease losses. During 2008, 2007 and 2006, loans transferred to OREO amounted to $400,746, $141,046 and $25,934, respectively. These amounts are considered non-cash transactions for the purposes of the Consolidated Statements of Cash Flow. Subsequent to transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, based upon periodic evaluations. OREO Income, in the Consolidated Statements of Income, includes rental income from properties and gains on sales. Property expenses, which include carrying costs, required valuation adjustments and losses on sales, are recorded in OREO Expenses in the Consolidated Statements of Income.

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

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

New accounting pronouncements—In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). This FSP amends impairment guidance for investment securities that are beneficial interests in securitized financial assets that are of a lower quality and could contractually be prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment to be more consistent with other related impairment guidance. The FSP was effective as of December 31, 2008 and applied prospectively by the Corporation. The adoption of FSP EITF 99-20-1 did not have a significant impact to the Corporation’s consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1 (“FSP 132(R)-1”), Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP 132(R)-1 requires additional disclosure regarding plan assets held in an employer’s defined benefit pension or other postretirement plan to provide disclosures regarding investment allocations, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and significant concentrations of risk within plan assets. FSP 132(R)-1 is effective for years ending after December 15, 2009. Earlier application of the provisions of this FSP is permitted. The Corporation adopted FSP 132(R)-1 effective December 31, 2008. See Note 18—Employee Retirement and Health Plans in Notes to Consolidated Financial Statements for further information.

In September 2008, the FASB ratified EITF Issue No. 08-5 (“EITF Issue 08-5”), Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement. Under EITF Issue 08-5 the measurement or disclosure of the fair value of a liability, such as debt, issued with an inseparable financial guarantee of payment from a third-party should not include the effect of the credit enhancement. Thus, the liability’s fair value is determined considering the issuer’s credit standing without regard to the effect of the third-party credit enhancement. EITF Issue 08-5 does not apply to a credit enhancement provided by the government or government agencies (for example, deposit insurance or debt guaranteed under the FDIC’s Temporary Liquidity Guarantee Program) or a credit enhancement provided between a parent and its subsidiary. The effect of initially applying EITF Issue 08-5 should be included in the change in fair value in the year of adoption. EITF Issue 08-5 was effective on a prospective basis on January 1, 2009. Earlier application was not permitted. As the Corporation has not issued liabilities with inseparable financial guarantees within the scope of EITF Issue 08-5, the adoption of EITF Issue 08-5 did not have a significant impact on its financial statements and related disclosures.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

In June 2008, the FASB issued FSP No. EITF 03-6-1 (“FSP EITF 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under FSP EITF 03-6-1, unvested share-based payment awards that provide nonforfeitable rights to dividends are considered participating securities to be included in the computation of earnings per share pursuant to the two-class method described in FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 was effective for the Corporation on January 1, 2009. Once effective, all prior period earnings per share data presented must be adjusted retrospectively to conform to the provisions of the FSP. Early application was not permitted. The Corporation does not expect the adoption of FSP EITF 03-6-1 will have a significant impact on its financial statements and related disclosures.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 became effective November 15, 2008. The Corporation’s adoption of SFAS 162 did not result in a change in current practice.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and provides for enhanced disclosures regarding intangible assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The disclosure provisions were effective for all intangibles recorded as of, and subsequent to, January 1, 2009 and the guidance for determining the useful life applies prospectively to all intangible assets acquired after January 1, 2009. Early adoption was prohibited. The effects of adoption did not have a significant impact on and intangibles recorded at the adoption date.

In March 2008, FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 161 amends and expands the disclosures provided under SFAS 133 regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The Corporation adopted SFAS 161 effective December 31, 2008. See Note 21 – Derivative Financial Instruments and Hedging Activities in the Notes to Consolidated Financial Statements for additional information.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, goodwill and any noncontrolling interest in the acquiree. SFAS 141R will be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted.

While the impact on the Corporation will depend on the facts of a particular business combination, SFAS 141R presents several significant changes from current accounting for business combinations, including accounting for contingent consideration, transaction costs, preacqusition contingencies, restructuring costs and step-acquisitions. Upon adoption, contingent consideration arrangements would be recorded at fair value at the acquisition date. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt will no longer be applicable. Transaction costs are not an element of fair value of the target, so they would be expensed as incurred. Preacquisition contingencies, such as legal issues, would generally be recorded at fair value. However, if it is “more likely than not” that a non-contractual contingency will not materialize, nothing would be recorded at the acquisition date and, instead, that contingency will be subject to the recognition criteria prescribed in FASB Statement No. 5, Accounting for Contingencies. Adjustments of valuation allowances related to acquired

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings, except for qualified measurement period adjustments. The measurement period is a period of up to one year during which the initial amounts recognized for an acquisition can be adjusted. Restructuring costs that the acquirer expects but is not obligated to incur would be recognized separately from the business combination instead of being recognized as if they were a liability assumed at the acquisition date. Upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated.

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

As a result of the Separation, the assets, liabilities and net income of Metavante were de-consolidated from the Corporation’s historical consolidated financial statements and are reported as discontinued operations. For the year ended December 31, 2007, income from discontinued operations in the Consolidated Statements of Income also includes the expenses attributable to the Separation transaction.

Notwithstanding the legal form of the transactions, new Marshall & Ilsley was considered the divesting entity and treated as the “accounting successor” to Marshall & Ilsley Corporation and Metavante was considered the “accounting spinnee” for financial reporting purposes in accordance with Emerging Issues Task Force Issue No. 02-11, Accounting for Reverse Spinoffs.

The results of discontinued operations for the years ended December 31, 2007 and 2006 consisted of the following:

	Years Ended December 31,
	2007	2006
Metavante Income Before Provision for Income Taxes	$242,687	$240,483
Separation Transaction Expenses and Other Related Costs	(29,833)	—
Gain on Sale of Metavante	525,576	—

Income Before Provision for Income Taxes	738,430	240,483
Provision for Income Taxes	84,433	80,359

Income from Discontinued Operations, Net of Tax	$653,997	$160,124

Metavante’s results of operations for the year ended December 31, 2007 included in the table above reflect results of operations for the ten months ended October 31, 2007. For periods beginning after November 1, 2007, M&I reported the historical consolidated results of operations (subject to certain adjustments) of Metavante in discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

The transaction expenses of the Corporation related to the Separation included in discontinued operations consisted of the following:

Year Ended December 31, 2007
Investment Banking Fees	$10,200
Stock Option Expense	11,969
Accounting, Legal & Tax Fees	5,002
Consulting Fees	1,036
Printing, Proxy & Regulatory Fees	1,008
Other	618

Total Transaction Expenses	$29,833

WPM, L.P., a limited partnership affiliated with Warburg Pincus Private Equity IX, L.P. (“Warburg Pincus”), and others consummated the transactions provided for in an investment agreement, a separation agreement and related transaction agreements pursuant to which, Warburg Pincus invested $625 million in Metavante for an equity interest representing 25% of Metavante common stock. For accounting purposes only, the investment by Warburg Pincus in Metavante was treated as a sale of 25% of Metavante’s common stock by the Corporation to Warburg Pincus for cash in the amount of $625 million. The sale resulted in a tax-free gain of $525.6 million that is reported as a component of discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2007.

As permitted under U.S. generally accepted accounting principles, the Corporation elected not to adjust the Consolidated Statements of Cash Flows for the periods presented to exclude cash flows attributable to discontinued operations.

Included in Cash Paid for Acquisitions, Net of Cash and Cash Equivalents Acquired in the Corporation’s Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006, are Metavante’s acquisitions, which are part of discontinued operations. The total cash consideration associated with Metavante’s acquisitions amounted to $41.0 million in 2007 and $80.1 million in 2006. During 2006, Metavante received $29.9 million as a return of purchase price associated with a 2004 acquisition.

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

On November 1, 2007, the Corporation received $982 million of cash from Metavante to retire its indebtedness.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

For accounting purposes only, after the sale to Warburg Pincus of a 25% equity interest in Metavante, and after the dividend from Metavante, the Corporation distributed its remaining 75% ownership interest in Metavante to its shareholders on November 1, 2007. The Corporation’s investment in Metavante at the time of the distribution was $298,272.

3. Fair Value Measurements

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

In October 2008, the FASB issued FSP No. FAS 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies, but does not change, the application of existing principles in FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations for determining the fair value of a financial asset when either relevant observable inputs do not exist or available observable inputs are in a market that is not active. FSP 157-3 was effective for the Corporation on September 30, 2008 and the effect of adoption was not significant.

On February 14, 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under FASB Statement 13. This FSP amended SFAS 157 to exclude accounting pronouncements, other than those related to business combinations, that address fair value measurements for purposes of lease classification or measurement.

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). This FSP delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities to January 1, 2009. The effect of adoption was not significant to the Corporation’s financial statements or related disclosures.

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

December 31, 2008, 2007, and 2006 ($000’s except share data)

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

For the Corporation’s investments in government agencies, mortgage-backed securities and obligations of states and political subdivisions where quoted prices are not available for identical securities in an active market, the Corporation determines fair value utilizing vendors who apply matrix pricing for similar bonds where no price is observable or may compile prices from various sources. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Fair values from these models are verified, where possible, to quoted prices for recent trading activity of assets with similar characteristics to the security being valued. Such methods are generally classified as Level 2. However, when prices from independent sources vary, cannot be obtained or cannot be corroborated, a security is generally classified as Level 3.

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

Certain derivative transactions are executed with counterparties who are large financial institutions (“dealers”). These derivative transactions primarily consist of interest rate swaps that were used for fair value hedges, cash flow hedges and economic hedges of interest rate swaps executed with the Corporation’s customers. The Corporation and its subsidiaries maintain risk management policies and procedures to monitor and limit exposure to credit risk to derivative transactions with dealers. Approved dealers for these transactions must have and maintain an investment grade rating on long-term senior debt from at least two nationally recognized statistical rating organizations or have a guarantor with an acceptable rating from such organizations. International Swaps and Derivative Association Master

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

Agreements (“ISDA”) and Credit Support Annexes (“CSA”) are employed for all contracts with dealers. These agreements contain bilateral collateral arrangements. Notwithstanding its policies and procedures, the Corporation recognizes that unprecedented events could result in counterparty failure. The Corporation also recognizes that there could be additional credit exposure due to certain industry conventions established for operational efficiencies.

On a quarterly basis, the Corporation performs an analysis using historical and market implied default and recovery rates that also consider certain industry conventions established for operational efficiencies to estimate the potential impact on the reported fair values of these derivative financial assets and liabilities due to counterparty credit risk and the Corporation’s own credit risk. Based on this analysis, the Corporation determined that the impact of these factors was insignificant and did not make any additional credit risk adjustments for purposes of determining the reported fair values of these derivative assets and liabilities with dealers at December 31, 2008.

Certain derivative transactions are executed with customers whose counterparty credit risk is similar in nature to the credit risk associated with the Corporation’s lending activities. As is the case with a loan, the Corporation evaluates the credit risk of each of these customers on an individual basis and, where deemed appropriate collateral is obtained. The type of collateral varies and is often the same collateral as the collateral obtained to secure a customer’s loan. For purposes of assessing the potential impact of counterparty credit risk on the fair values of derivative assets with customers, the Corporation used a probability analysis to estimate the amount of expected loss exposure due to customer default at some point in the remaining term of the entire portfolio of customer derivative contracts outstanding at December 31, 2008. While not significant, the Corporation did factor in the estimated amount of expected loss due to customer default into the reported fair value of its customer derivative assets at December 31, 2008.

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (1)
Trading Assets:
Trading Securities	$—	$186,792	$—
Derivative Assets	112	331,457	—

Total Trading Assets	$112	$518,249	$—
Investment Securities Available for Sale (2):
Investment Securities	$127	$6,840,021	$135,953
Private Equity Investments	—	—	65,288
Other	—	—	5,903

Total Investment Securities Available for Sale	$127	$6,840,021	$207,144

Liabilities (1)
Other Short-term Borrowings	$—	$23,478	$—
Accrued Expenses and Other Liabilities:
Derivative Liabilities	$(84)	$286,846	$—

(1)	The amounts presented above exclude certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage its interest rate risk. These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2. See Note 21 – Derivative Financial Instruments and Hedging Activities in Notes to Consolidated Financial Statements for further information.
(2)	The amounts presented above are exclusive of $339,779 of investments in Federal Reserve Bank and FHLB stock, which are bought and sold at par and are carried at cost and $43,481 in affordable housing partnerships, which are generally carried on the equity method.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with financial instruments measured using significant unobservable inputs (Level 3) during the twelve months ended December 31, 2008:

	Investment securities (1)	Private equity investments (2)	Other	Total
Balance at January 1, 2008	$2,066	$54,121	$9,030	$65,217
Net payments, purchases and sales	23,569	18,200	(3,307)	38,462
Discount accretion	141	—	740	881
Net transfers in and/or out of Level 3	185,698	—	—	185,698
Total gains or losses (realized or unrealized):
Included in earnings	—	(7,033)	(1,743)	(8,776)
Included in other comprehensive income	(75,521)	—	1,183	(74,338)

Balance at December 31, 2008	$135,953	$65,288	$5,903	$207,144

Unrealized gains or losses for the year included in earnings attributable to unrealized gains or losses for assets still held at December 31, 2008	$—	$(9,795)	$(1,972)	$(11,767)

(1)	Unrealized changes in fair value for available-for-sale investments (debt securities) are recorded in other comprehensive income, while gains and losses from sales are recorded in Net Investment Securities Gains in the Consolidated Statements of Income.
(2)	Private equity investments are generally recorded at fair value. Accordingly, both unrealized changes in fair value and gains or losses from sales are included in Net Investment Securities Gains in the Consolidated Statements of Income.

The increase in Level 3 investment securities at December 31, 2008 was primarily due to the transfer of certain highly-rated asset backed securities. During the year ended December 31, 2008, the Corporation determined that it could not obtain a sufficient number of observable inputs in the form of market or broker quotes to substantiate a Level 2 classification.

Loans held for sale are recorded at LOCOM and therefore are reported at fair value on a nonrecurring basis. Such fair values are generally based on bids and are considered Level 2 fair values. For nonaccrual loans greater than an established threshold individually evaluated for impairment and all renegotiated loans, impairment is measured based on the fair value of the collateral less estimated selling costs or the fair value to the loan, collectively the collateral value method, or the present value of the estimated cash flows discounted at the loan’s original effective interest rate, the discounted cash flow method. A valuation allowance is recorded for the excess of the loan’s recorded investment over the amount determined by either the collateral value method or the discounted cash flow method. This valuation allowance is a component of the Allowance for loan and lease losses. The discounted cash flow method is not a fair value measure. For the collateral value method, the Corporation generally obtains appraisals to support the fair value of collateral underlying loans. Appraisals incorporate measures such as recent sales prices for comparable properties and costs of construction. The Corporation considers these fair values Level 3. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $68,837 was recorded for loans with a recorded investment of $737,700 at December 31, 2008. See Note 8—Allowance for Loan and Lease Losses in Notes to Consolidated Financial Statements for more information.

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

expense. The Corporation did not elect to measure any existing financial instruments at fair value at January 1, 2008. However, the Corporation may elect to measure newly acquired financial instruments at fair value in the future.

4. Earnings Per Common Share

The following presents a reconciliation of the numerators and denominators of the basic and diluted per common share computations (dollars and shares in thousands, except per share data):

	Year Ended December 31, 2008
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic:
Loss from continuing operations	$(2,043,462)
Preferred dividends	(12,737)

Net loss available to common shareholders	$(2,056,199)	259,615	$(7.92)

Effect of dilutive securities:
Stock option, restricted stock and other plans		—

Diluted:
Loss from continuing operations	$(2,043,462)
Preferred dividends	(12,737)

Net loss available to common shareholders	$(2,056,199)	259,615	$(7.92)

	Year Ended December 31, 2007
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic:
Income from continuing operations	$496,939		$1.91
Income from discontinued operations	653,997		2.51

Net income available to common shareholders	$1,150,936	260,268	$4.42

Effect of dilutive securities:
Stock option, restricted stock and other plans		5,212

Diluted:
Income from continuing operations	$496,939		$1.87
Income from discontinued operations	653,997		2.47

Net income available to common shareholders	$1,150,936	265,480	$4.34

	Year Ended December 31, 2006
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic:
Income from continuing operations	$647,714		$2.60
Income from discontinued operations	160,124		0.64

Net income available to common shareholders	$807,838	249,163	$3.24

Effect of dilutive securities:
Stock option, restricted stock and other plans		5,421

Diluted:
Income from continuing operations	$647,714		$2.54
Income from discontinued operations	160,124		0.63

Net income available to common shareholders	$807,838	254,584	$3.17

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

The table below presents the options to purchase shares of common stock not included in the computation of diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the common shares for the periods ended 2008, 2007 and 2006 (anti-dilutive options). As a result of the Corporation’s reported net loss for the year ended December 31, 2008, all of the stock options outstanding were excluded from the computation of diluted earnings per common share. (shares in thousands)

Year Ended December 31,	Price Range	Shares
2008	$8.55—$36.82	33,439
2007	28.71— 36.82	5,709
2006	45.71— 48.54	3,725

5. Business Combinations

The following acquisitions, which are not considered to be material business combinations individually or in the aggregate, were completed during 2008:

On December 3, 2008, the Corporation completed its acquisition of an 80% equity interest in Taplin, Canida & Habacht, Inc. (“TCH”). TCH, based in Miami, Florida, is an institutional fixed income money manager with approximately $7.3 billion of assets under management as of December 31, 2008. Total consideration in this transaction amounted to $64.0 million, consisting of 4,863,221 shares of the Corporation’s common stock valued at $13.16 per common share. This is considered a non-cash transaction for the purposes of the Consolidated Statement of Cash Flows. TCH was integrated with the Corporation’s Wealth Management segment. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $39.2 million. The estimated identifiable intangible asset to be amortized, subject to a completed valuation, amounted to $24.9 million. The goodwill and intangibles resulting from this acquisition are deductible for tax purposes. The Corporation will acquire the remaining 20% interest in TCH over the next five years through subsequent payments based on certain criteria, which include the future earnings of TCH, as defined in the TCH Purchase Agreement, and therefore cannot be determined at the present time.

On January 2, 2008, the Corporation completed its acquisition of First Indiana Corporation (“First Indiana”) based in Indianapolis, Indiana. First Indiana, with $2.1 billion in consolidated assets as of December 31, 2007, had 32 branches in central Indiana which became branches of M&I Bank on February 2, 2008. Stockholders of First Indiana received $32.00 in cash for each share of First Indiana common stock outstanding, or approximately $530.2 million. Goodwill amounted to $412.7 million. The estimated identifiable intangible asset to be amortized (core deposits) with a weighted average life of 5.7 years amounted to $33.6 million. The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

The following acquisitions, which are not considered to be material business combinations individually or in the aggregate, were completed during 2007:

On July 1, 2007, the Corporation completed its acquisition of Excel Bank Corporation (“Excel”). Pursuant to an Amended and Restated Merger Agreement, shareholders of Excel received $13.97 per share in cash for each issued and outstanding share of Excel common stock. Total consideration in this transaction amounted to approximately $105.0 million in the aggregate, consisting of $101.2 million in cash and the exchange of vested stock options valued at approximately $3.8 million. Outstanding vested options to acquire Excel common stock were exchanged for options to acquire the Corporation’s common stock. Excel, with $616.0 million in consolidated assets as of June 30, 2007, had four branches in the greater Minneapolis/St. Paul, Minnesota metropolitan area which became branches of M&I Bank on August 1, 2007. Goodwill amounted to $80.3 million. The estimated identifiable intangible asset to be amortized (core deposits) with a weighted average life of 6.2 years amounted to $4.2 million. The goodwill and intangibles resulting from this acquisition are deductible for tax purposes.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

On April 20, 2007, the Corporation completed its acquisition of North Star Financial Corporation (“North Star”) of Chicago, Illinois. Total consideration in this transaction amounted to $21.0 million, consisting of 441,252 shares of the Corporation’s common stock valued at $47.55 per common share. North Star and its subsidiaries provide a variety of wealth management services through personal and other trusts. In addition, North Star offers a variety of other products and services including land trusts, 1031 exchanges for both real and personal property, and ESOP services, including consultative services relating to the transfer of small-business stock ownership. North Star’s businesses were integrated with the Corporation’s Wealth Management segment. Goodwill amounted to $16.7 million. The estimated identifiable intangible assets to be amortized (customer relationships, tradename and non-compete agreements) with a weighted average life of 7.0 years amounted to $10.2 million. This is considered a non-cash transaction for the purposes of the Consolidated Statement of Cash Flows. The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

On April 1, 2007, the Corporation completed its acquisition of United Heritage Bankshares of Florida, Inc. (“United Heritage”). United Heritage Bank, a wholly-owned subsidiary of United Heritage, with $791.3 million in assets as of March 31, 2007, had 13 branches in the metropolitan Orlando area which became M&I Bank branches in the second quarter of 2007. Total consideration in this transaction amounted to approximately $219.6 million, consisting of 4,410,647 shares of the Corporation’s common stock valued at $204.3 million and the exchange of vested stock options valued at approximately $15.3 million. Goodwill amounted to $147.8 million. The estimated identifiable intangible asset to be amortized (core deposits) with a weighted average life of 7.7 years amounted to $11.6 million. This is considered a non-cash transaction for the purposes of the Consolidated Statement of Cash Flows. The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

The following acquisitions, which are not considered to be material business combinations individually or in the aggregate, were completed during 2006:

On April 1, 2006, the Corporation completed the acquisition of Gold Banc Corporation, Inc. (“Gold Banc”), a bank holding company headquartered in Leawood, Kansas, which offers commercial banking, retail banking, trust and asset management products and services through various subsidiaries. Gold Banc had consolidated assets of $4.2 billion at the time of the merger. Total consideration in this transaction, including the effect of terminating Gold Banc’s employee stock ownership plan, amounted to $716.2 million, consisting of 13,672,665 shares of M&I common stock valued at $601.0 million, the exchange of 119,816 vested options valued at $2.9 million and total cash consideration of $112.3 million. Gold Banc’s largest subsidiary, Gold Bank, a Kansas state-chartered bank, was merged with and into M&I Bank on April 1, 2006 at which time, the 32 Gold Bank branch offices in Florida, Kansas, Missouri and Oklahoma became interstate branch offices of M&I Bank. Goodwill amounted to $493.5 million. Approximately $485.6 million of the goodwill was assigned to Banking and the remainder was assigned to the Corporation’s Trust reporting unit of the Wealth Management segment. The estimated identifiable intangible asset to be amortized (core deposits) with an estimated weighted average life of 5.0 years amounted to $44.1 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

On April 1, 2006, the Corporation completed the acquisition of St. Louis-based Trustcorp Financial, Inc. (“Trustcorp”). With the acquisition of Trustcorp, which had consolidated assets of $735.7 million at the time of the merger, the Corporation acquired Missouri State Bank and Trust Company, which provides commercial banking services in Missouri through seven bank locations. In July 2006, the Missouri State Bank and all of its branches were merged with and into Southwest Bank, the Corporation’s St. Louis-based banking affiliate. Total consideration in this transaction amounted to $182.0 million, consisting of 3,069,328 shares of M&I common stock valued at $134.9 million, the exchange of 412,317 vested options valued at $13.4 million and cash consideration of $33.7 million. Goodwill amounted to $130.4 million. The estimated identifiable intangible asset to be amortized (core deposits) with an estimated weighted average life of 7.5 years amounted to $10.9 million. The goodwill and intangibles resulting from this transaction are partially deductible for tax purposes.

On January 3, 2006, M&I Trust completed the acquisition of the trust and asset management business assets of FirstTrust Indiana of Indianapolis, Indiana, a division of First Indiana Bank, N.A. (“FirstTrust Indiana”). The total cash

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

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

The results of operations of the acquired entities have been included in the consolidated results since the dates the transactions were closed.

6. Investment Securities

The amortized cost and fair value of selected securities at December 31 were:

	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment Securities Available for Sale:
U.S. Treasury and government agencies	$5,664,947	$5,679,970	$5,849,041	$5,824,303
States and political subdivisions	874,183	880,497	894,015	904,230
Mortgage backed securities	175,740	165,757	119,487	118,477

Other	803,063	704,207	596,314	595,879
Cash flow hedge—Corporate Notes	121	121	—	—

Other	803,184	704,328	596,314	595,879

Total	$7,518,054	$7,430,552	$7,458,857	$7,442,889

Investment Securities Held to Maturity:
States and political subdivisions	$237,009	$242,395	$373,861	$382,190
Other	1,000	1,000	1,000	1,000

Total	$238,009	$243,395	$374,861	$383,190

During the second quarter of 2008, $1.6 million of investment securities in the Corporation’s held to maturity portfolio were downgraded. As a result, the Corporation sold these securities, as permitted under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The gains associated with this sale were immaterial.

The unrealized gains and losses of selected securities at December 31 were:

	2008		2007
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Investment Securities Available for Sale:
U.S. Treasury and government agencies	$93,541	$78,518	$17,188	$41,926
States and political subdivisions	19,387	13,073	15,201	4,986
Mortgage backed securities	214	10,197	323	1,333
Other	1,966	100,822	741	1,176

Total	$115,108	$202,610	$33,453	$49,421

Investment Securities Held to Maturity:
States and political subdivisions	$5,562	$176	$8,375	$46
Other	—	—	—	—

Total	$5,562	$176	$8,375	$46

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

The amortized cost and fair value of selected securities by contractual maturity at December 31, 2008 were:

	Investment Securities Available for Sale		Investment Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$344,585	$340,790	$62,195	$63,121
From one through five years	5,605,323	5,622,839	59,283	61,192
From five through ten years	525,137	527,200	101,231	103,593
After ten years	1,043,009	939,723	15,300	15,489

Total	$7,518,054	$7,430,552	$238,009	$243,395

The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government agencies	$875,294	$27,597	$1,019,911	$50,921	$1,895,205	$78,518
States and political subdivisions	126,329	4,619	130,134	8,630	256,463	13,249
Mortgage backed securities	65,971	4,287	62,397	5,910	128,368	10,197
Other	87,869	18,498	59,966	82,324	147,835	100,822

Total	$1,155,463	$55,001	$1,272,408	$147,785	$2,427,871	$202,786

The investment securities in the above table were temporarily impaired at December 31, 2008. This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on December 31, 2008. The temporary impairment in the investment securities portfolio is the result of increases in market interest rates since the investment securities were acquired and not from deterioration in the creditworthiness of the issuer. At December 31, 2008, the Corporation had the ability and intent to hold these temporarily impaired investment securities until a recovery of fair value, which may be maturity.

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

The gross investment securities gains and losses, including Wealth Management transactions, amounted to $32,023 and $14,697 in 2008, $46,378 and $11,560 in 2007, and $15,810 and $6,205 in 2006, respectively. See the Consolidated Statements of Cash Flows for the proceeds from the sale of investment securities.

Income tax expense related to net securities transactions amounted to $6,164, $12,198, and $3,428 in 2008, 2007, and 2006, respectively.

At December 31, 2008, securities with a value of approximately $2,226,773 were pledged to secure public deposits, short-term borrowings, and for other purposes required by law.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

7. Loans and Leases

Loans and leases, including loans held for sale at December 31 were:

	2008	2007
Commercial, financial and agricultural	$14,880,153	$13,793,951
Cash flow hedge—variable rate loans	—	(694)

Commercial, financial and agricultural	14,880,153	13,793,257
Real estate:
Construction	6,091,501	6,691,716
Residential mortgage	7,855,888	7,105,201
Home equity loans and lines of credit	5,082,046	4,413,205
Commercial mortgage	13,371,288	12,002,162

Total Real Estate	32,400,723	30,212,284
Personal	1,929,374	1,560,573
Lease financing	774,294	730,144

Total Loans and Leases	$49,984,544	$46,296,258

Loans are presented net of unearned income and unamortized deferred fees, which amounted to $149,894 and $159,623 in 2008 and 2007, respectively.

Included in the real estate loans category are residential mortgage loans held for sale which amounted to $40,248 and $40,253 at December 31, 2008 and 2007, respectively. Student loans held for sale, which are included in the personal loans category, were $107,542 and $91,620 at December 31, 2008 and 2007, respectively. At December 31, 2008, the Corporation also had $72,601 of loans held for sale, of which $69,139 were on nonaccrual status.

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

The Corporation’s lending activities are concentrated primarily in the Midwest. The Corporation’s loan portfolio consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 2008, total loans to any group of customers engaged in similar activities and having similar economic characteristics, as defined by the North American Industry Classification System, did not exceed 10% of total loans. The following table presents a geographical summary of loans and leases as a percent of total consolidated loans and leases at December 31:

	2008	2007
Wisconsin	36.1%	37.5%
Arizona	15.0	16.7
Minnesota	10.4	10.7
Missouri	7.0	6.8
Florida	6.2	6.2
Kansas & Oklahoma	2.6	2.8
Indiana	3.2	0.7
Others	19.5	18.6

Total	100.0%	100.0%

The Corporation offers a variety of loan products with payment terms and rate structures that have been designed to meet the needs of its customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest-only loans are typical in commercial and business line-of-credit or revolving line-of-credit loans, home equity lines-of-credit and construction loans (residential and commercial). At December 31, 2008, the Corporation did not have loans with below market or so-called teaser interest rates. At December 31, 2008, the Corporation did not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increase in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).

The Corporation periodically reviews the residual values associated with its leasing portfolios. Declines in residual values that are judged to be other than temporary are recognized as a loss resulting in a reduction in the net investment in the lease. Residual impairment losses of $4,961 were incurred for the year ended December 31, 2008. There were no residual impairment losses for the year ended December 31, 2007.

An analysis of loans outstanding to directors and officers, including their related interests, by the Corporation and its significant subsidiaries for 2008 is presented in the following table. All of these loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral. The beginning balance has been adjusted to reflect the activity of newly-elected directors and newly-appointed executive officers, and directors and executive officers from the prior year that are no longer affiliated with the Corporation.

Loans to directors and executive officers:
Balance, beginning of year	$160,245
New loans	407,918
Repayments	(360,350)

Balance, end of year	$207,813

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

8. Allowance for Loan and Lease Losses

An analysis of the allowance for loan and lease losses follows:

	2008	2007	2006
Balance, beginning of year	$496,191	$420,610	$363,769
Allowance of loans and leases acquired	32,110	11,713	45,258
Provision charged to expense	2,037,707	319,760	50,551
Charge-offs	(1,394,429)	(271,345)	(55,430)
Recoveries	30,588	15,453	16,462

Balance, end of year	$1,202,167	$496,191	$420,610

As of December 31, 2008 and 2007, nonaccrual loans and leases totaled $1,526,950 and $686,888, and renegotiated loans totaled $270,357 and $224,398, respectively.

For purposes of impairment testing, loans greater than an established threshold were individually evaluated for impairment. Loans below those scopes were collectively evaluated as homogeneous pools. Renegotiated loans are evaluated at the present value of expected future cash flows discounted at the loan’s effective interest rate. The required valuation allowance is included in the allowance for loan and lease losses in the Consolidated Balance Sheets. At December 31, 2008 and 2007, the Corporation’s recorded investment in impaired loans and leases and the related valuation allowance are as follows:

	2008		2007
	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Total nonaccrual and renegotiated loans and leases	$1,797,307		$911,286
Less: nonaccrual loans held for sale	(69,139)		—

Total impaired loans and leases	$1,728,168		$911,286
Loans and leases excluded from individual evaluation	(803,646)		(251,789)

Impaired loans evaluated	$924,522		$659,497

Valuation allowance required	$513,822	$99,634	$45,823	$15,148
No valuation allowance required	410,700	—	613,674	—

Impaired loans evaluated	$924,522	$99,634	$659,497	$15,148

The recorded investment in impaired loans is net of applications of cash interest payments and net of previous direct write-downs of $534,578 in 2008 and $211,874 in 2007 against the loan balances outstanding.

The average recorded investment in total impaired loans and leases for the years ended December 31, 2008 and 2007 amounted to $1,202,049 and $453,009, respectively.

Interest payments received on nonaccrual loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. Interest on renegotiated loans is recognized on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms. Interest income recognized on total impaired loans and leases amounted to $108,259 in 2008, $42,806 in 2007 and $14,099 in 2006. The gross income that would have been recognized had such loans and leases been performing in accordance with their original terms would have been $165,841 in 2008, $75,164 in 2007 and $26,970 in 2006.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

9. Financial Asset Sales and Variable Interest Entities

The Corporation sold indirect automobile loans to an unconsolidated multi-seller asset-backed commercial paper conduit or basic term facilities, in securitization transactions in accordance with SFAS 140. During 2007, the Corporation opted to discontinue, on a recurring basis, the sale and securitization of automobile loans into the secondary market. Automobile loans previously classified as held for sale were reclassified as portfolio loans at the lower of cost or market. The difference between cost and market was insignificant. For the remaining multi-seller asset-backed commercial paper conduit and basic term facility, servicing responsibilities and subordinated interests are retained. The Corporation receives annual servicing fees based on the loan balances outstanding and rights to future cash flows arising after investors in the securitization trusts have received their contractual return and after certain administrative costs of operating the trusts. The investors and the securitization trusts have no recourse to the Corporation’s other assets for failure of debtors to pay when due. The Corporation’s retained interests are subordinate to investors’ interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets.

During 2008, 2007 and 2006, the Corporation recognized net gain (losses) of ($354), $1,155 and ($119), respectively, on the sale and securitization of automobile loans. Net trading gains (losses) associated with related interest swaps amounted to $2,627, ($60) and $31 in 2008, 2007, and 2006, respectively.

Net gains (losses) associated with the retained interests, held in the form of interest-only strips amounted to ($1,743) in 2008, ($1,940) in 2007 and $866 in 2006 and are included in Net Investment Securities Gains in the Consolidated Statements of Income. During 2008, 2007 and 2006, the Corporation realized $229, $1,001 and $4,021 in gains that were offset by impairment losses of $1,972, $2,941 and $3,155, respectively. The gains realized in 2008, 2007 and 2006 resulted from the excess of cash received over the carrying amount of certain interest-only strips. The impairments in 2008, 2007 and 2006 were the result of the differences between the actual credit losses experienced compared to the expected credit losses used in measuring certain interest-only strips. Those impairments were deemed to be other than temporary.

Retained interests and other assets consisted of the following at December 31:

	2008	2007
Interest—only strips	$5,903	$9,030
Cash collateral accounts	32,158	18,784
Servicing advances	86	132

Total retained interests	$38,147	$27,946

At December 31, 2008, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows ($ in millions):

		Adverse Change in Assumptions
		10%	20%
Weighted average life of collateral (in months)	16.3
Prepayment speed (CPR)	16-40%	$0.3	$0.7
Expected credit losses (based on original balance)	0.55-3.65%	0.2	0.5
Residual cash flows discount rate (annual)	12.0%	0.1	0.1

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

Actual and projected net credit losses represented 1.54% of total automobile loans that have been securitized at December 31, 2008, based on original balances at the time of the initial securitization.

The following table summarizes certain cash flows received from and paid to the securitization entities for the years ended December 31:

	2008	2007
Proceeds from new securitizations	$—	$168,812
Servicing fees received	3,431	4,897
Net charge-offs	(7,836)	(7,629)
Cash collateral account transfers, net	(13,374)	433
Other cash flows received on retained interests, net	2,206	9,362

At December 31, 2008 securitized automobile loans and other automobile loans managed together with them along with delinquency and credit loss information consisted of the following:

	Securitized	Portfolio	Total Managed
Loan balances	$339,479	$540,130	$879,609
Principal amounts of loans 60 days or more past due	3,323	1,211	4,534
Net credit losses	7,591	2,044	9,635

The Corporation is committed to community reinvestment and is required under federal law to take affirmative steps to meet the credit needs of the local communities it serves. For this purpose, the Corporation holds variable interests in variable interest entities. The Corporation regularly invests in or lends to entities that: own residential facilities that provide housing for low-to-moderate income families (affordable housing projects); own commercial properties that are involved in historical preservations (rehabilitation projects); or provide funds for qualified low income community investments. These projects are generally located within the geographic markets served by the Corporation’s banking segment. The Corporation’s involvement in these entities is limited to providing funding in the form of subordinated debt or equity interests. At December 31, 2008, the aggregate carrying value of investments in the form of subordinated debt amounted to $4,800 and represented an involvement in thirteen unrelated entities.

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

The Corporation’s maximum exposure to loss as a result of its involvement with these entities is generally limited to the carrying value of these investments plus any unfunded commitments on projects that are not completed. At December 31, 2008, the aggregate carrying value of the subordinated debt and equity investments was $43,480 and the amount of unfunded commitments outstanding was $29,733.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

10. Premises and Equipment

The composition of premises and equipment at December 31 was:

	2008	2007
Land	$137,265	$121,483
Building and leasehold improvements	585,485	508,090
Furniture and equipment	309,326	289,959

	1,032,076	919,532
Accumulated depreciation	(467,287)	(449,653)

Total Premises and Equipment, Net	$564,789	$469,879

Depreciation expense from continuing operations was $44,160 in 2008, $43,117 in 2007, and $42,408 in 2006.

The Corporation leases certain of its facilities and equipment. Rent expense under such operating leases was $37,270 in 2008, $29,172 in 2007, and $23,751 in 2006.

The future minimum lease payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year for 2009 through 2013 are $29,065, $26,266, $22,518, $20,950, and $18,979, respectively.

11. Goodwill and Other Intangibles

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

SFAS 142 provides guidance for impairment testing of goodwill and intangible assets that are not amortized. Other than goodwill, the Corporation does not have any other intangible assets that are not amortized. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a Reporting Unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. Based on the test performed at the end of the fourth quarter of 2008, the Wealth Management segment which consists of the Trust, Private Banking and Brokerage reporting units, and the Capital Markets reporting unit did not have indicators of potential impairment based on the estimated fair value of those reporting Units.

Based on their estimated fair values, the Commercial and Community Banking segments and the National Consumer Banking Reporting Unit had indicators of potential impairment and were subjected to the second step of goodwill impairment testing. The deterioration in the national real estate markets, economic recession and disruption in the capital markets had the greatest adverse affect on these segments. As a result of applying the second step of the test, the National Consumer Banking Reporting Unit had no goodwill impairment, but the Commercial Banking segment and the Community Banking segment recorded goodwill impairment in 2008.

The changes in carrying amount of goodwill for the twelve months ended December 31, 2008 were as follows:

	Commercial Banking	Community Banking	Wealth Management	Others	Total
Goodwill balance as of December 31, 2007	$922,264	$560,332	$114,572	$87,777	$1,684,945
Goodwill acquired during the year	330,570	82,178	39,209	—	451,957
Purchase accounting adjustments	46	—	3,340	—	3,386
Reallocation of goodwill	—	(33,000)	—	33,000	—
Goodwill impairment	(925,634)	(609,510)	—	—	(1,535,144)

Goodwill balance as of December 31, 2008	$327,246	$—	$157,121	$120,777	$605,144

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

Goodwill acquired during 2008 included initial goodwill of $412,748 for the acquisition of First Indiana and $39,209 for the purchase of Taplin, Canida & Habacht, Inc.

Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs or exit liabilities, if any, and the reduction of goodwill allocated to sale transactions. Purchase accounting adjustments of $3,340 for the Wealth Management segment represent adjustments made to the initial estimates of fair value associated with the acquisition of North Star and a reduction due to the divestiture of a component of North Star.

During 2008 management consolidated certain lending activities and transferred the assets and the related goodwill from the Community Banking segment to the National Consumer Banking Division reporting unit, which is a component of Others.

The table below reflects the operating segments as organized prior to the Separation. The changes in the carrying amount of goodwill for the twelve months ended December 31, 2007 are as follows:

	Banking	Others	Total
Goodwill balance as of December 31, 2006	$1,425,197	$29,056	$1,454,253
Goodwill acquired during the period	228,076	16,747	244,823
Purchase accounting adjustments	(14,362)	231	(14,131)

Goodwill balance as of December 31, 2007	$1,638,911	$46,034	$1,684,945

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

The Corporation’s other intangible assets consisted of the following at December 31, 2008:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortiza- tion Period (Yrs)
Other intangible assets:
Core deposit intangible	$254,229	$(134,008)	$120,221	6.2
Trust customers	11,384	(4,049)	7,335	6.9
Tradename	1,335	(453)	882	5.0
Other intangibles	29,047	(1,583)	27,464	9.6

	$295,995	$(140,093)	$155,902	6.6

Mortgage loan servicing rights			$2,403

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

The Corporation’s other intangible assets consisted of the following at December 31, 2007:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortiza- tion Period (Yrs)
Other intangible assets:
Core deposit intangible	$220,674	$(113,607)	$107,067	6.2
Trust customers	11,479	(2,924)	8,555	6.9
Tradename	1,360	(189)	1,171	5.0
Other intangibles	4,156	(412)	3,744	7.0

	$237,669	$(117,132)	$120,537	6.2

Mortgage loan servicing rights			$2,479

Amortization expense of other acquired intangible assets amounted to $22,982, $19,199 and $17,178 in 2008, 2007 and 2006, respectively. Amortization of mortgage loan servicing rights was $1,300, $1,352 and $1,465 in 2008, 2007 and 2006, respectively.

The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five years are:

2009	$24,705
2010	21,430
2011	18,905
2012	16,660
2013	14,858

Mortgage loan servicing rights are subject to the prepayment risk inherent in the underlying loans that are being serviced. The actual remaining life could be significantly different due to actual prepayment experience in future periods.

At December 31, 2008 and 2007, none of the Corporation’s other intangible assets were determined to have indefinite lives.

12. Deposits

The composition of deposits at December 31 was:

	2008	2007
Noninterest bearing demand	$6,879,994	$6,174,281
Savings and NOW	14,207,085	13,903,479

CDs $100,000 and over	12,301,142	8,075,691
Cash flow hedge—Institutional CDs	27,737	18,027

Total CDs $100,000 and over	12,328,879	8,093,718

Other time deposits	5,743,480	4,412,933
Foreign deposits	1,863,703	2,606,943

Total Deposits	$41,023,141	$35,191,354

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

At December 31, 2008 and 2007, brokered deposits amounted to $11,401,772 and $6,071,679, respectively.

At December 31, 2008, the scheduled maturities for CDs $100,000 and over, other time deposits, and foreign deposits were:

2009	$9,121,551
2010	1,849,158
2011	727,954
2012	722,928
2013 and thereafter	7,486,734

Total	$19,908,325

13. Other Short-term Borrowings

Other Short-term borrowings at December 31 were:

	2008	2007
U.S. Treasury demand notes—TAF	$2,500,000	$—
U.S. Treasury demand notes—term	—	2,150,000
U.S. Treasury demand notes	36,654	98,113
Federal Home Loan Bank (FHLB) note payable	260,000	260,000
Senior bank notes	22,000	1,227,659
Commercial paper	17,264	798,986
Other	32,115	13,897

Other short-term borrowings	$2,868,033	$4,548,655

The United States Federal Reserve (the “Fed”) implemented a temporary Term Auction Facility (“TAF”), which is a program designed to address elevated pressures in short-term funding markets. Under the TAF program, the Fed auctions collateralized loans to qualified depository institutions. At December 31, 2008, the Corporation had two TAF borrowings outstanding, which included $2.0 billion with a term of 85 days and $0.5 billion with a term of 84 days.

At December 31, 2007, U.S. Treasury demand notes-term represents a note issued by the U.S. Treasury for treasury, tax and loan. The term of this note was five days.

At December 31, 2008, the FHLB short-term note payable has a fixed interest rate of 1.05% and matured on February 9, 2009. The Corporation was required to pledge mortgage related assets as collateral to the FHLB to secure the borrowing.

During 2007, holders of approximately $1.2 billion of the Corporation’s senior bank notes – Extendible Monthly Securities elected not to extend. As a result, the notes due between August 2008 and October 2008 were reclassified from long-term borrowings to short-term borrowings. This reclassification is considered a non-cash transaction for purposes of the Consolidated Statements of Cash Flows.

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

14. Long-term Borrowings

Long-term borrowings at December 31 were:

	2008	2007
Parent Corporation:
Medium-term notes Series E, F and MiNotes	$463,040	$451,509
4.375% senior notes	599,653	599,080
5.626% senior notes	399,323	398,162
Floating rate subordinated notes	32,709	33,612
7.50% subordinated notes	22,331	—
5.80% junior subordinated deferrable interest debentures	15,896	15,583
Floating rate junior subordinated deferrable interest debentures	30,119	30,475
6.00% junior subordinated deferrable interest debentures	37,883	37,767
10.60% junior subordinated deferrable interest debentures	15,887	16,394
Floating rate junior subordinated deferrable interest debentures	—	10,000
Floating rate junior subordinated deferrable interest debentures	—	5,000

Subsidiaries:
Borrowings from Federal Home Loan Bank (FHLB):
Floating rate advances	1,591,900	800,000
Cash flow hedge—FHLB advances	98,430	38,331

Floating rate advances	1,690,330	838,331
Fixed rate advances	1,685,257	1,780,639
Senior bank notes:
Floating rate bank notes	1,129,172	1,749,316
Cash flow hedge—Floating rate bank notes	30,666	13,034

Floating rate bank notes	1,159,838	1,762,350
Fixed rate bank notes	1,075,123	1,923,377
Senior bank notes—Amortizing bank notes	36,357	72,692
Senior bank notes—Extendible Monthly Securities	—	21,993
Subordinated bank notes:
Floating rate subordinated bank notes	600,000	600,000
Fixed rate subordinated bank notes	1,276,759	1,275,497
3.875% bank notes—Farmer Mac	472,937	—
Nonrecourse notes	62	265
Other	213	52

Total long-term borrowings	$9,613,717	$9,872,778

At December 31, 2008, Series E notes outstanding amounted to $79,975 with fixed rates of 4.50% to 5.02%. Series E notes outstanding mature at various times and amounts through 2023. At December 31, 2008, the Series F note outstanding amounted to $250,000 with a fixed rate of 5.35%. The Series F note matures in 2011. The MiNotes, issued in minimum denominations of one thousand dollars or integral multiples of one thousand dollars, may have maturities ranging from nine months to 30 years and may be at fixed or floating rates. At December 31, 2008, MiNotes outstanding amounted to $137,180 with fixed rates ranging from 3.40% to 6.30%. MiNotes outstanding mature at various times through 2038.

The Corporation issued $600 million of 4.375% senior notes in 2004. Interest is paid semi-annually and the notes mature on August 1, 2009.

During 2007, the Corporation remarketed the 3.90% STACKSSM of M&I Capital Trust B that were originally issued in 2004 as components of the Corporation’s 6.50% Common SPACESSM . In connection with the remarketing,

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

the annual interest rate on the remarketed STACKS was reset at 5.626%, M&I Capital Trust B was liquidated and $400 million of 5.626% senior notes that mature on August 17, 2009 were issued by the Corporation in exchange for the outstanding STACKS. Each Common SPACES also included a stock purchase contract requiring the holder to purchase, in accordance with a settlement rate formula, shares of the Corporation’s common stock. The Corporation issued 9,226,951 shares of its common stock in settlement of the stock purchase contracts in exchange for $400.0 million in cash.

The Corporation’s floating rate subordinated-debt securities mature November 2011 and pay interest semiannually at a variable rate, based upon six-month LIBOR plus 3.75%. At December 31, 2008, 40% of the subordinated notes qualified as “Tier 2” or supplementary capital for regulatory capital purposes.

In conjunction with the acquisition of First Indiana, the Corporation assumed $22,500 of subordinated notes maturing in November 2013. These subordinated notes carry a fixed interest rate of 7.50% with interest payable semiannually. At December 31, 2008, 80% of the subordinated notes qualified as “Tier 2” or supplementary capital for regulatory capital purposes.

In conjunction with the acquisitions of Gold Banc, Trustcorp, Excel and First Indiana, M&I LLC acquired all of the common interests in trusts that issued cumulative preferred capital securities that are supported by junior subordinated deferrable interest debentures. These trusts are 100% owned unconsolidated finance subsidiaries of the Corporation. M&I LLC has fully and unconditionally guaranteed the securities that the trusts have issued. The junior subordinated deferrable interest debentures qualify as “Tier 1” capital for regulatory capital purposes.

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

Gold Banc Capital Trust V was formed in November 2004, and issued $38,000 of trust-preferred securities to institutional investors. Gold Banc Capital Trust V used the proceeds from the issuance of the trust-preferred securities, as well as Gold Banc’s $1,176 capital investment in the trust, to purchase $39,176 of junior subordinated deferrable interest debentures issued by Gold Banc. The debentures mature on December 15, 2034, and may be redeemed, at the option of the Corporation after December 15, 2009. The interest rate of the debentures is fixed at 6.00% for a five-year period through December 15, 2009. Thereafter, interest is at a floating rate equal to three-month LIBOR plus 2.10%, adjustable quarterly. Interest is payable quarterly. The dividend rate on the trust-preferred securities is identical to the interest rate of the related junior subordinated deferrable interest debentures.

Trustcorp Statutory Trust I was formed in August 2000, and issued $15,000 of 10.60% Cumulative Preferred Trust Securities. Trustcorp Statutory Trust I used the proceeds from the issuance of the cumulative preferred trust securities, as well as Trustcorp’s $464 capital investment in the trust, to purchase $15,464 of junior subordinated

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

deferrable interest debentures issued by Trustcorp. The debentures mature on September 7, 2030. Interest is payable semi-annually. The dividend rate on the cumulative preferred trust securities is identical to the interest rate of the related junior subordinated deferrable interest debentures.

During 2008, the Corporation called $15 million in aggregate principal amount of its floating rate junior subordinated deferrable interest debentures and the related $10 million EBC Statutory Trust I trust preferred securities and $5 million EBC Statutory Trust II trust preferred securities. No gain or loss was recognized as a result of these transactions.

In conjunction with the acquisition of First Indiana, the Corporation acquired the common interest in a trust that issued cumulative preferred securities and the related $12,000 junior subordinated deferrable debentures. During 2008, the Corporation called $12 million in principal amount of these debentures and the related cumulative preferred capital securities. No gain or loss was recognized as a result of this transaction.

On November 6, 2007, new Marshall & Ilsley Corporation filed a shelf registration statement pursuant to which the Corporation was initially authorized to raise up to $1.9 billion through sales of corporate debt and/or equity securities with a relatively short lead time.

As a result of the Separation on November 1, 2007, Marshall & Ilsley Corporation (Accounting Predecessor to new Marshall & Ilsley Corporation) became M&I LLC and all amounts remaining under existing shelf registration statements were deregistered. There will be no further issuances of debt by M&I LLC.

At December 31, 2008, floating rate FHLB advances outstanding mature at various times between 2011 and 2018. The interest rate is reset monthly based on one-month LIBOR. Fixed rate FHLB advances have interest rates, which range from 3.50% to 8.47% and mature at various times in 2009 through 2026.

The Corporation is required to maintain unencumbered first mortgage loans and mortgage-related securities such that the outstanding balance of FHLB advances does not exceed 85% (70% for multi-family and 50% for home equity loans) of the book value of this collateral. In addition, a portion of these advances are collateralized by all FHLB stock.

The floating rate senior bank notes have interest rates based on one-month or three-month LIBOR with a spread that ranges from a plus 0.11% to a plus 0.30%. Interest payments are either monthly or quarterly. The floating rate senior bank notes outstanding mature at various times and amounts from 2009 to 2011.

The fixed rate senior bank notes have interest rates, which range from 2.90% to 5.52% and pay interest semi-annually. The fixed rate senior bank notes outstanding mature at various times and amounts from 2009 through 2017.

The senior bank notes – Amortizing have a maturity date of August 18, 2009. The senior bank notes pay interest semi-annually at a fixed semi-annual coupon interest rate of 2.90%. In addition, principal in the amount of $18,182 is paid every coupon payment period beginning on August 18, 2004 and ending on August 18, 2009.

During 2007, M&I Bank issued $600 million of floating rate subordinated bank notes. The notes mature in 2012 and have an interest rate based on the three-month LIBOR plus 0.27%, adjustable quarterly. Interest is payable quarterly. At December 31, 2008, 60% of the floating rate subordinated bank notes qualified as “Tier 2” or supplementary capital for regulatory capital purposes.

The fixed rate subordinated bank notes have interest rates that range from 4.85% to 7.88% and mature at various times in 2010 through 2020. Interest is paid semi-annually. A portion of these notes qualify as “Tier 2” or supplementary capital for regulatory capital purposes.

During 2008, M&I Bank issued $475 million of agricultural mortgage backed notes due August 19, 2011. These notes carry an unconditional guarantee of principal and interest and are secured by Federal Agricultural Mortgage Corporation (“Farmer Mac”). The interest rate is fixed at 3.875% and payable semi-annually.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

The nonrecourse notes are reported net of prepaid interest and represent borrowings by the commercial leasing subsidiary from banks and other financial institutions. These notes have a weighted average interest rate of 5.04% at December 31, 2008 and are due in installments over varying periods through 2009. Lease financing receivables at least equal to the amount of the notes are pledged as collateral.

During 2008, the Corporation completed buybacks of $169,169 in senior bank notes. The Corporation realized a gain of $14,718, which is included in the Corporation’s Consolidated Statements of Income as Gain on Termination of Debt.

In December 2007, the Corporation purchased the right to remarket the Puttable Reset Securities (“PURS”) and retired the outstanding notes. The Corporation realized a loss of $74,184, which is included in Losses on Termination of Debt in the Corporation’s Consolidated Statements of Income for the year ended December 31, 2007.

During 2007, the Corporation’s 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% cumulative preferred capital securities were called and M&I Capital Trust A was liquidated. The loss of $9,478 associated with the call is included in Losses on Termination of Debt in the Corporation’s Consolidated Statements of Income for the year ended December 31, 2007. The loss was primarily due to the contractual call premium paid to retire the debentures and trust preferred securities.

Scheduled maturities of long-term borrowings are $2,086,250, $1,217,361, $2,303,321, $1,441,494 and $572,507 for 2009 through 2013, respectively.

FDIC’s Temporary Liquidity Guarantee Program

On December 5, 2008, the Corporation announced that it and its eligible affiliates will be participating in the two components of the FDIC’s Temporary Liquidity Guarantee Program—the Debt Guarantee Program (the “DGP”) and the Transaction Account Guarantee Program (the “TAGP”).

Under the DGP, certain senior unsecured debt issued by M&I and its eligible affiliates will be guaranteed by the FDIC, and the debt will be backed by the full faith and credit of the United States. The expiration date of the FDIC’s guarantee is the earlier of the maturity date of the debt or June 30, 2012.

Under the TAGP, through December 31, 2009, all noninterest-bearing transaction accounts (which the TAGP defines as including all noninterest-bearing personal and business checking accounts, NOW accounts earning no more than 0.5 percent interest, and Interest on Lawyer Trust Accounts) held at M&I’s affiliate banks, M&I Bank, M&I Bank FSB, and Southwest Bank, an M&I Bank, are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit rules.

15. Shareholders’ Equity

The Corporation has 5,000,000 shares of preferred stock authorized, with a par value of $1.00 per share. At December 31, 2008, there were 1,715,000 shares of Senior Preferred Stock, Series B issued and outstanding with a liquidation preference of $1,000.00 per share.

On November 14, 2008, as part of the United States Treasury Department’s (the “UST”) Capital Purchase Program (“CPP”), the Corporation entered into a Letter Agreement with the UST. Pursuant to the Securities Purchase Agreement—Standard Terms (the “Securities Purchase Agreement”) attached to the Letter Agreement, the Corporation sold 1,715,000 shares of the Corporation’s Senior Preferred Stock, Series B (the “Senior Preferred Stock”), having a liquidation preference of $1,000 per share, for a total price of $1,715 million. The Senior Preferred Stock will qualify as Tier 1 capital and pay cumulative compounding dividends at a rate of 5% per year for the first five years and 9% per year thereafter.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

The Securities Purchase Agreement provided that the Corporation may not redeem the Senior Preferred Stock during the first three years except with the proceeds from one or more “Qualified Equity Offerings” (as defined in the Securities Purchase Agreement), and that after three years, the Corporation may redeem shares of the Senior Preferred Stock for the per share liquidation preference of $1,000 plus any accrued and unpaid dividends. Pursuant to the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which was signed into law in February 2009, CPP participants are permitted to repay assistance received under the CPP at any time, subject to consultation with the appropriate federal banking agency. However, the Corporation’s Restated Articles of Incorporation contain the redemption restrictions contained in the Securities Purchase Agreement. The Corporation may seek to amend the Restated Articles of Incorporation in the future to remove the restrictions in accordance with the ARRA.

As long as any Senior Preferred Stock is outstanding, the Corporation may pay quarterly common stock cash dividends of up to $0.32 per share, and may redeem or repurchase its common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Senior Preferred Stock are fully paid. Prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock, unless Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for the Corporation to increase its common stock dividend to more than $0.32 per share per quarter or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement. The Senior Preferred Stock will be non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Senior Preferred Stock.

As a condition to participating in the CPP, the Corporation issued and sold to the UST a warrant (the “Warrant”) to purchase 13,815,789 shares (the “Warrant Shares”) of the Corporation’s common stock, at an initial per share exercise price of $18.62, for an aggregate purchase price of approximately $257.25 million. The term of the Warrant is ten years. The Warrant will not be subject to any contractual restrictions on transfer, provided that the UST may only transfer a portion or portions of the Warrant with respect to, or exercise the Warrant for, more than one-half of the initial Warrant Shares prior to the earlier of (a) the date on which the Corporation has received aggregate gross proceeds of at least $1,715 million from one or more Qualified Equity Offerings, (b) December 31, 2009. If the Corporation completes one or more Qualified Equity Offerings on or prior to December 31, 2009 that result in the Corporation receiving aggregate gross proceeds equal to at least $1,715 million, then the number of Warrant Shares will be reduced to 50% of the original number of Warrant Shares. The Warrant provides for the adjustment of the exercise price and the number of Warrant Shares issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Corporation’s common stock, and upon certain issuances of the Corporation’s common stock at or below a specified price range relative to the initial exercise price. Pursuant to the Securities Purchase Agreement, the UST has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

Pursuant to the Securities Purchase Agreement, until the UST no longer owns any shares of the Senior Preferred Stock, the Warrant or Warrant Shares, the Corporation’s employee benefit plans and other executive compensation arrangements for its Senior Executive Officers must continue to comply in all respects with Section 111(b) the EESA and the rules and regulations of the UST promulgated thereunder.

The Securities Purchase Agreement permits the UST to unilaterally amend any provision of the Letter Agreement and the Securities Purchase Agreement to the extent required to comply with any changes in the applicable Federal statutes.

For accounting purposes, the proceeds of $1,715 million were allocated between the preferred stock and the warrant based on their relative fair values. The initial value assigned to the Warrant, which is classified as equity, was $81.12 million. The entire discount on the Senior Preferred Stock, created from the initial value assigned to the Warrant, will be accreted over a five year period in a manner that produces a level preferred stock dividend yield which is 6.10%. At the end of the fifth year, the carrying amount of the Senior Preferred Stock will equal its liquidation value.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

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

During 2007, the Corporation remarketed the STACKS of M&I Capital Trust B that were originally issued in 2004 as components of the Common SPACES. In connection with the remarketing, the annual interest rate on the remarketed STACKS was reset at 5.626%, M&I Capital Trust B was liquidated and $400 million of 5.626% senior notes that mature on August 17, 2009 were issued by the Corporation in exchange for the outstanding STACKS. Each Common SPACES also included a stock purchase contract requiring the holder to purchase, in accordance with a settlement rate formula, shares of the Corporation’s common stock. Proceeds of the remarketing, after deducting the remarketing fee payable to the remarketing agents, was used to satisfy the obligations of holders of the Common SPACES to purchase the Corporation’s common stock under the stock purchase contract. On August 15, 2007, upon settlement of each stock purchase contract, the Corporation delivered 0.5767 shares of common stock for each SPACES unit, or 9,226,951 shares in total. No fractional shares were issued upon settlement of the stock purchase contracts.

The Corporation issues treasury common stock in conjunction with exercises of stock options and restricted stock, acquisitions, and from time-to-time issues treasury stock to fund a portion of its retirement plan obligations. Treasury shares are acquired from restricted stock forfeitures, shares tendered to cover tax withholding associated with stock option exercises and vesting of key restricted stock and mature shares tendered for stock option exercises in lieu of cash. Under its approved share repurchase program, the Corporation is currently authorized to repurchase up to 12 million shares of its common stock per year. During 2008, the Corporation acquired 4,782,400 shares of its common stock in open market share repurchase transactions under the Stock Repurchase Program. Total cash consideration amounted to $124.9 million. During 2007, the Corporation completed three accelerated repurchase transactions as well as open market repurchase transactions under its approved share repurchase program. In the aggregate, the Corporation acquired 10,765,889 shares of its common stock in these transactions. Total consideration in these transactions amounted to $437.1 million and consisted of cash of $434.5 million and common treasury stock valued at $2.6 million. In conjunction with the initial accelerated repurchase transaction executed in 2007, the Corporation used 54,035 shares of its treasury common stock to share-settle the final settlement obligation. The Corporation repurchased 1.0 million shares with an aggregate cost of $41.8 million in 2006. Participation in the CPP requires the Corporation to obtain consent from the UST in order to repurchase common shares under its Stock Repurchase Program.

The Corporation sponsors a deferred compensation plan for its non-employee directors and the non-employee directors and advisory board members of its affiliates. Participants may elect to have their deferred fees used to purchase M&I common stock with dividend reinvestment. Such shares will be distributed to plan participants in accordance with the plan provisions. At December 31, 2008 and 2007, 883,760 and 837,350 shares of M&I common stock, respectively, were held in a grantor trust. The aggregate cost of such shares is included in Deferred Compensation as a reduction of Shareholders’ Equity in the Consolidated Balance Sheets and amounted to $16,800 at December 31, 2008 and $18,906 at December 31, 2007.

The Corporation amended its deferred compensation plan for its non-employee directors and selected key employees to permit participants to defer the gain from the exercise of nonqualified stock options. In addition, the gain upon vesting of restricted common stock to participating executive officers may be deferred. Shares of M&I common stock, which represent the aggregate value of the gains deferred are maintained in a grantor trust with dividend reinvestment. Such shares will be distributed to plan participants in accordance with the plan provisions. At

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

December 31, 2008 and 2007, 921,644 and 686,974 shares of M&I common stock, respectively, were held in the grantor trust. The aggregate cost of such shares is included in Deferred Compensation as a reduction of Shareholders’ Equity in the Consolidated Balance Sheets and amounted to $23,977 at December 31, 2008 and $26,453 at December 31, 2007.

Federal banking regulatory agencies established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%. Of the 8% required, at least half must be comprised of core capital elements defined as “Tier 1” capital. The Federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3% “Tier 1” capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can result in certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements.

At December 31, 2008 and 2007, the most recent notification from the Federal Reserve Board categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation’s category.

To be well capitalized under the regulatory framework, the “Tier 1” capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The Corporation’s risk-based capital and leverage ratios are as follows ($ in millions):

	Risk-Based Capital Ratios
	As of December 31, 2008		As of December 31, 2007
	Amount	Ratio	Amount	Ratio
Tier 1 capital	$5,357.2	9.49%	$5,448.4	10.22%
Tier 1 capital adequacy minimum requirement	2,257.1	4.00	2,133.0	4.00

Excess	$3,100.1	5.49%	$3,315.4	6.22%

Total capital	$7,445.4	13.19%	$7,505.0	14.07%
Total capital adequacy minimum requirement	4,514.2	8.00	4,266.0	8.00

Excess	$2,931.2	5.19%	$3,239.0	6.07%

Risk-adjusted assets	$56,427.8		$53,324.8

	Leverage Ratio
	As of December 31, 2008		As of December 31, 2007
	Amount	Ratio	Amount	Ratio
Tier 1 capital to adjusted total assets	$5,357.2	8.56%	$5,448.4	9.46%
Minimum leverage adequacy requirement	1,877.6–3,129.4	3.00–5.00	1,728.4–2,880.6	3.00–5.00

Excess	$3,479.6–2,227.8	5.56–3.56%	$3,720.0–2,567.8	6.46–4.46%

Adjusted average total assets	$62,587.3		$57,612.9

At December 31, 2008 and 2007 the estimated deferred tax liabilities that reduced the carrying value of acquired intangibles used in determining Tier 1 capital amounted to $55,884 and $44,563, respectively.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

All of the Corporation’s banking subsidiaries’ risk-based capital and leverage ratios meet or exceed the defined minimum requirements, and have been deemed well capitalized as of December 31, 2008 and 2007. The following table presents the risk-based capital ratios for the Corporation’s significant banking subsidiaries:

	Tier 1	Total	Leverage
M&I Marshall & Ilsley Bank
December 31, 2008	8.27%	12.19%	7.42%
December 31, 2007	7.88	12.01	7.43
Southwest Bank, an M&I Bank
December 31, 2008	10.70%	11.89%	7.84%
December 31, 2007	10.91	11.76	10.65
M&I Bank FSB
December 31, 2008	12.72%	13.72%	8.74%
December 31, 2007	17.76	18.66	14.77

Banking subsidiaries are restricted by banking regulations from making dividend distributions above prescribed amounts and are limited in making loans and advances to the Corporation. At December 31, 2008, the retained earnings of subsidiaries available for distribution as dividends without regulatory approval, while maintaining well capitalized risk-based capital and leverage ratios, was approximately $149.1 million.

16. Income Taxes

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

The Corporation, along with its subsidiaries, files income tax returns in the U.S. and various state jurisdictions. With limited exceptions, the Corporation is no longer subject to examinations by federal and state taxing authorities for taxable years before 2004.

As of December 31, 2008, the total amount of gross unrecognized tax benefits was $77.7 million, of which $73.6 million relate to benefits that, if recognized, would impact the annual effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Balance beginning of year	$76,697	$76,172
Additions based on tax positions related to the current year	4,164	7,606
Additions for tax positions of prior years	14,442	594
Reductions for tax positions of prior years	(16,674)	(780)
Reductions for lapse of statute of limitations	(865)	(3,867)
Settlements	(16)	(3,028)

Balance end of year	$77,748	$76,697

The Corporation anticipates it is reasonably possible within twelve months of December 31, 2008, that unrecognized tax benefits of up to approximately $20 million could be realized. The realization would principally result from settlements with taxing authorities as it relates to the tax benefits associated with a 2002 stock issuance.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

Upon adoption of FIN 48, the Corporation changed its policy to include interest and penalties related to income tax liabilities in income tax expense. Prior to adoption of FIN 48, the Corporation recorded interest and penalties related to income tax liabilities to other expense, a component of Income Before Income Taxes. The total amount of net interest expense included in the income statement as it pertains to the unrecognized tax benefits for 2008 and 2007 is $2.3 million and $0.5 million, respectively. This amount is net of interest income received from settlements, reversal of interest expense on lapsing of the statute of limitations, and decreases of prior year’s positions. Included in the total liability for unrecognized tax benefits as of December 31, 2008 and 2007 is $12.1 million and $6.8 million, respectively, of interest. The Corporation has not accrued any penalties for any unrecognized tax benefits.

Total income tax expense (benefit) for the years ended December 31, 2008, 2007, and 2006 was allocated as follows:

	2008	2007	2006
Income (loss) from continuing operations before income taxes	$(459,525)	$213,641	$307,435
Shareholders’ Equity:
Compensation expense (benefit) for tax purposes in excess of amounts recognized for financial reporting purposes	55	(4,251)	(11,430)
Unrealized gains (losses) on accumulated other comprehensive income	(60,103)	(19,262)	11,102

	$(519,573)	$190,128	$307,107

The current and deferred portions of the provision (benefit) for income taxes of continuing operations were:

	2008	2007	2006
Current:
Federal	$(157,794)	$224,580	$254,776
State	(16,954)	10,879	13,995

Total current	(174,748)	235,459	268,771
Deferred:
Federal	(275,969)	(22,163)	34,925
State	(8,808)	345	3,739

Total deferred	(284,777)	(21,818)	38,664

Total provision (benefit) for income taxes—continuing operations	$(459,525)	$213,641	$307,435

The following is a reconciliation between the amount of the provision (benefit) for income taxes of continuing operations and the amount of tax computed by applying the statutory Federal income tax rate (35%):

	2008	2007	2006
Tax computed at statutory rates	$(876,045)	$248,703	$334,302
Increase (decrease) in taxes resulting from:
Federal tax-exempt income	(19,373)	(18,157)	(19,343)
State income taxes, net of Federal tax benefit	(16,746)	7,296	11,527
Bank-owned life insurance	(12,579)	(13,211)	(10,197)
Non-deductible goodwill	490,730	—	—
Federal tax credits	(8,969)	(10,166)	(8,801)
TEFRA refund claims	(20,000)	—	—
Other	3,457	(824)	(53)

Total provision (benefit) for income taxes—continuing operations	$(459,525)	$213,641	$307,435

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

	2008	2007
Deferred tax assets:
Deferred compensation	$65,435	$61,926
Share-based compensation	80,868	73,533
Allowance for loan and lease losses	499,438	201,972
Accrued postretirement benefits	14,835	16,029
Accrued expenses	22,351	38,441
Deductible goodwill	27,688	—
Net Operating Loss Carryforwards (NOLs)	62,900	43,995
Accumulated other comprehensive income	88,847	28,744
Other	119,608	65,466

Total deferred tax assets before valuation allowance	981,970	530,106
Valuation allowance	(135,711)	(80,167)

Net deferred tax assets	846,259	449,939
Deferred tax liabilities:
Lease revenue reporting	150,426	127,527
REIT dividends	33,064	43,521
Premises and equipment, principally due to depreciation	23,285	18,453
Deductible goodwill	—	10,950
Purchase accounting adjustments	47,455	33,621
Other	30,162	29,420

Total deferred tax liabilities	284,392	263,492

Net deferred tax asset	$561,867	$186,447

The Corporation continues to carry a valuation allowance to reduce certain state deferred tax assets which include, in part, certain state net operating loss carryforwards which expire at various times through 2023. At December 31, 2008, the Corporation believes it is more likely than not that these items will not be realized. However, as time passes the Corporation will be able to better assess the amount of tax benefit it will realize from using these items.

In 2006, the Corporation was awarded a $75,000 allocation of tax credit authority under the Community Development Financial Institutions Fund. Under the program, the Corporation invested $75,000 in a wholly-owned subsidiary, which will make qualifying loans and investments. In return, the Corporation will receive federal income tax credits that will be recognized over seven years, including the year in which the funds were invested in the subsidiary. The Corporation recognizes these tax credits for financial reporting purposes in the same year the tax benefit is recognized in the Corporation’s tax return. The investment resulted in a tax credit that reduced income tax expense by $3,750 in 2008, 2007 and 2006, respectively.

17. Stock Option, Restricted Stock and Employee Stock Purchase Plans

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

In connection with the Separation, the Corporation and Metavante entered into an Employee Matters Agreement to allocate between them the assets, liabilities, and responsibilities with respect to certain employee compensation, benefit plans and programs, and certain employment matters with respect to their employees (the “Employee Matters Agreement”). On November 1, 2007, in connection with the Separation, the Marshall & Ilsley stock options awarded to Metavante employees and outstanding at November 1, 2007 were converted to Metavante stock options in accordance with the formula prescribed in the Employee Matters Agreement. Upon the conversion, the outstanding Marshall & Ilsley stock options awarded to Metavante employees were cancelled and are available for future awards to employees of the Corporation. Marshall & Ilsley stock options awarded to Marshall & Ilsley employees and outstanding at November 1, 2007 were converted to stock options of the New Marshall & Ilsley in accordance with the formula prescribed in the Employee Matters Agreement. Options issued as a result of the conversion were taken from those available for future awards to employees of the Corporation. On a net basis, shares available for future award to employees declined by approximately 4.1 million shares as a result of the Separation. The conversion formula was intended to retain, following the Separation, the aggregate spread and the ratio of exercise price to the share value on the options as the option holders had immediately prior to the Separation, thereby maintaining the intrinsic value of the options. Such options were subject to the same terms and conditions (including vesting) as the corresponding Marshall & Ilsley option to which it related. The Corporation determined that no incremental stock compensation expense was recognized as a result of the conversion because the fair value of the outstanding option awards immediately after the Separation was less than the fair value of the option awards immediately before the Separation.

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

The Corporation also has a qualified employee stock purchase plan (the “ESPP”) which gives employees (excluding executive officers) who elect to participate in the plan the right to acquire shares of the Corporation’s common stock at a purchase price which is 85 percent of the fair market value of the Corporation’s common stock on the last day of each three month period within the one-year offering period. Employee contributions under the ESPP are made ratably during the plan period. Employees may withdraw from the plan prior to the end of the one year offering period.

In conjunction with the Separation, Metavante employees that had elected to participate in the ESPP were refunded their accumulated cash balances in accordance with the Employee Matters Agreement.

Under the fair value method of accounting, compensation cost is measured at the grant date based on the fair value of the award using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, expected dividends and the risk-free interest rate over the expected life of the option. The resulting compensation cost for stock options that vest is recognized over the service period, which is usually the vesting period.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

Activity relating to nonqualified and incentive stock options was:

	Number of Shares	Option Price Per Share	Weighted- Average Exercise Price
Shares under option at December 31, 2006	26,324,536	$5.71–48.54	$35.68
Options granted	4,190,533	41.21–49.20	42.43
Vested options exchanged in acquisition	649,767	8.96–34.50	17.37
Options lapsed or surrendered	(310,564)	16.77–48.07	44.88
Options exercised	(3,345,900)	5.71–45.74	26.82

Shares under option at October 31, 2007	27,508,372	$8.56–49.20	$37.25
Option conversion due to the Separation	9,247,773	6.41–36.82	27.88
Options lapsed or surrendered in connection with the Separation	(5,108,249)	17.06–35.98	29.69
Options granted	15,775	26.48–31.47	29.45
Options lapsed or surrendered	(334,058)	15.53–35.98	23.17
Options exercised	(379,458)	11.99–26.04	22.37

Shares under option at December 31, 2007	30,950,155	$6.41–36.82	$27.70
Options granted	4,821,543	11.50–29.75	18.92
Options lapsed or surrendered	(1,325,651)	10.28–36.06	28.80
Options exercised	(1,007,321)	6.41–26.04	18.96

Shares under option at December 31, 2008	33,438,726	$8.55–36.82	$26.65

The range of options outstanding at December 31, 2008 were:

	Number of Shares		Weighted-Average Exercise Price		Weighted-Average Aggregate intrinsic Value		Weighted-Average Remaining Contractual Life (In Years)
Price Range	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable
$ 8.55-18.99	6,840,071	2,909,968	$17.83	$16.77	$(4.19)	$(3.13)	7.2	3.7
19.00-21.99	3,080,882	3,061,082	21.24	21.25	(7.60)	(7.61)	3.8	3.7
22.00-23.99	4,722,086	4,691,216	23.50	23.51	(9.86)	(9.87)	2.3	2.2
24.00-26.99	3,038,599	2,883,932	26.00	26.02	(12.36)	(12.38)	5.0	4.8
27.00-31.49	7,249,581	5,097,889	31.27	31.23	(17.63)	(17.59)	7.4	6.8
31.50-34.49	4,884,594	4,567,162	32.13	32.11	(18.49)	(18.47)	7.3	7.3
34.50-36.82	3,622,913	2,581,415	35.92	35.94	(22.28)	(22.30)	7.9	7.9

	33,438,726	25,792,664	$26.65	$27.05	$(13.01)	$(13.41)	6.1	5.2

Options exercisable at December 31, 2007 and 2006 were 23,877,880 and 19,826,071, respectively. The weighted-average exercise price for options exercisable was $26.14 at December 31, 2007 and $32.54 at December 31, 2006.

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes closed form option-pricing model for options granted prior to September 30, 2004. A form of a lattice option-pricing model was used for options granted after September 30, 2004.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

The grant date fair values and assumptions used to determine such value are as follows:

	2008	2007 (1)		2006
		Post-Separation	Pre-Separation
Weighted-average grant date fair value	$6.84	$6.36	$7.39	$9.11
Assumptions:
Risk-free interest rates	1.56-3.65%	3.71-3.74%	4.10-5.50%	4.22-5.66%
Expected volatility	20.90-34.80%	19.90%	16.60-19.90%	18.20-18.50%
Expected term (in years)	6.2-7.4	6.8-7.2	6.5-7.3	6.3-7.2
Expected dividend yield	3.03-4.99%	2.91%	2.33-2.91%	2.20-2.29%

(1)	The data for 2007 has been separated to show the grant date fair values and assumptions prior to and after the Separation.

The total intrinsic value of nonqualified and incentive stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $6.6 million, $72.3 million and $55.2 million, respectively. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 amounted to $25.5 million, $30.2 million and $47.4 million, respectively.

There was approximately $44.9 million and $33.0 million of total unrecognized compensation expense related to unvested nonqualified and incentive stock options at December 31, 2008 and 2007, respectively. The total unrecognized compensation expense will be recognized over a weighted average period of 1.6 years. For awards with graded vesting, compensation expense was recognized using an accelerated method prior to the adoption of SFAS 123(R) and is recognized on a straight line basis for awards granted after the effective date.

For the years ended December 31, 2008, 2007 and 2006 the expense for nonqualified and incentive stock options that is included in Salaries and Employee Benefits expense in the Consolidated Statements of Income amounted to $23.1 million, $19.5 million and $23.3 million, respectively. These amounts are considered non-cash expenses for the Statements of Cash Flow purposes.

For the years ended December 31, 2008, 2007 and 2006 the expense for directors’ nonqualified and incentive stock options that is included in Other Expense in the Consolidated Statements of Income amounted to $0.1 million, $0.2 million and $0.6 million, respectively.

Activity relating to the Corporation’s Restricted Stock Purchase Rights was:

	December 31
	2008	2007	2006
Restricted stock purchase rights outstanding—Beginning of Year	—	—	—
Restricted stock purchase rights granted	332,000	335,900	220,855
Restricted stock purchase rights exercised	(332,000)	(335,900)	(220,855)

Restricted stock purchase rights outstanding—End of Year	—	—	—

Weighted-average grant date market value	$19.36	$43.17	$47.21
Aggregate compensation expense	$5,799	$9,101	$6,024
Unamortized deferred compensation	$14,936	$15,011	$16,686

Restrictions on stock issued pursuant to the exercise of restricted stock purchase rights generally lapse within a three to seven year period. Accordingly, the compensation related to issuance of the rights is amortized over the vesting period. At December 31, 2008, the unamortized compensation expense will be recognized over a weighted average period of 2.1 years. These amounts are considered non-cash expenses for the Consolidated Statements of Cash Flow purposes.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

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

Compensation under the long-term incentive plan is paid in cash at the end of the designated vesting period. This plan meets the definition of a liability award. Unlike equity awards, liability awards are remeasured at fair value at each balance sheet date until settlement. For the years ended December 31, 2008, 2007 and 2006 the expense for the Long-Term Incentive Plan that is included in Salaries and Employee Benefits expense in the Consolidated Statements of Income amounted to ($4.3) million, $1.6 million and $8.6 million, respectively.

The compensation cost per share for the ESPP was $2.88, $4.24 and $7.44 for the plan years ended December 31, 2008, June 30, 2008 and 2007, respectively. Employee contributions under the ESPP are made ratably during the plan period. Employees may withdraw from the plan prior to the end of the one year offering period. The total shares to be purchased are estimated at the beginning of the plan period based on total expected contributions for the plan period and 85% of the market price at that date. During 2008 and 2007, common shares purchased by employees under the ESPP amounted to 579,111 and 375,401, respectively. For the years ended December 31, 2008, 2007 and 2006 the total expense for the ESPP that is included in Salaries and Employee Benefits expense in the Consolidated Statements of Income amounted to $1.7 million, $1.6 million and $1.8 million, respectively. These amounts are considered non-cash expenses for the Statements of Cash Flow purposes.

Shares reserved for the granting of options and stock purchase rights at December 31, 2008 were 5,171,362.

18. Employee Retirement and Health Plans

The Corporation has a defined contribution program that consists of a 401(k) component, including employer matching contributions, and an employer contribution component that is allocated based on compensation. Employee 401(k) contributions into the retirement program of up to 6% of eligible compensation are matched at 50% by the Corporation. The employer contribution component provides for a guaranteed contribution to eligible participants equal to 2% of compensation. At the Corporation’s option, an additional amount may also be contributed and may vary from year to year up to a maximum of an additional 6% of eligible compensation. Total expense relating to these plans was $47,440, $42,650, and $39,702 in 2008, 2007, and 2006, respectively. Effective as of the Separation, employees of Metavante ceased to be participants in the defined contribution program. The Corporation transferred assets from the trust relating to the Marshall & Ilsley Retirement Program to the trust established for the Metavante profit sharing retirement plan that was equal to account balances of all Metavante employees and former Metavante employees with an account balance under the Marshall & Ilsley Retirement Program.

The Corporation also has supplemental retirement plans to provide retirement benefits to certain of its key executives. Total expense relating to these plans amounted to $3,933 in 2008, $3,889 in 2007, and $4,587 in 2006.

The Corporation sponsors a defined benefit health plan that provides health care benefits to eligible current and retired employees. Eligibility for retiree benefits is dependent upon age, years of service, and participation in the health plan during active service. The plan is contributory and in 1997 and 2002 the plan was amended. Employees hired after September 1, 1997, including employees retained from mergers, will be granted access to the Corporation’s plan upon becoming an eligible retiree; however, such retirees must pay 100% of the cost of health care benefits. The plan continues to contain other cost-sharing features such as deductibles and coinsurance. During 2008, the Corporation made an additional contribution to the postretirement medical plan of $1.0 million. The Corporation may make an additional contribution to its plan in 2009.

In accordance with the Employee Matters Agreement, active employees of Metavante Technologies, Inc. exited the Marshall & Ilsley welfare plans and became covered under new plans adopted by Metavante Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

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

The Corporation uses a measurement date of December 31 for its retirement plans. The following table summarizes the accumulated postretirement benefit obligation (“APBO”) reflecting Medicare Part D subsidy, and plan asset activity for the retirement plans:

	2008	2007
Change in Benefit Obligation
APBO, beginning of year	$65,029	$57,303
Service cost	951	976
Interest cost on APBO	3,936	3,358
Plan participants’ contributions	3,540	2,993
Actuarial (gains) losses	(3,111)	(1,337)
Gross benefits paid	(5,899)	(7,145)
Less: Federal subsidy on benefits paid	772	722
Acquisitions/divestitures	1,159	8,159

APBO, end of year	$66,377	$65,029

	2008	2007
Change in Plan Assets
Fair value of plan assets, beginning of year	$32,391	$16,613
Actual return on plan assets	(5,938)	1,180
Employer contribution/payments	5,707	9,813
Plan participants’ contributions	3,540	2,993
Gross benefits paid	(5,899)	(7,145)
Acquisitions/divestitures	—	8,937

Fair value of plan assets, end of year	$29,801	$32,391

Weighted annual discount rate used in determining ABPO	6.00%	6.00%
Expected long term rate of retirement plan assets	5.25	5.25

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

The long term rate used in determining the expected return on retirement plan assets was based on a historical return experience for a diversified asset allocation of equities and fixed income securities, along with equity and bond indices used for forward looking return projections.

The assumed health care cost trend for 2009 is 8.00% for pre-age 65 and post-age 65 retirees. The rate was assumed to decrease gradually to 5.00% for pre-age 65 and post-age 65 retirees in 2015 and remain at that level thereafter.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

The 2007 change in benefit obligation and plan assets from acquisitions/divestitures relate to the Separation.

The funded status at December 31:

	2008	2007
Funded Status
Fair value of plan assets	$29,801	$32,391
Benefit obligations	(66,377)	(65,029)

Funded status	$(36,576)	$(32,638)

At December 31, 2008 and 2007, $36,576 and $32,638, respectively, are included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets.

The amounts recognized in accumulated other comprehensive income (pre-tax) for the years ended December 31, 2008 and 2007 consists of:

	2008	2007
Net actuarial loss	$14,009	$9,428
Prior service credit	(12,658)	(15,029)

Total	$1,351	$(5,601)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 are as follows:

Actuarial loss	$839
Prior service credit	(2,238)

Total	$(1,399)

Net periodic postretirement benefit cost for the years ended December 31, 2008, 2007 and 2006 includes the following components:

	2008	2007	2006
Service cost	$951	$976	$1,305
Interest cost on APBO	3,936	3,358	3,144
Expected return on plan assets	(1,740)	(1,116)	(716)
Prior service amortization	(2,371)	(2,148)	(2,096)
Actuarial loss amortization	301	416	1,065

Net periodic postretirement cost	$1,077	$1,486	$2,702

The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plans. A one-percentage point change on assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on accumulated postretirement benefit obligation	$6,120	$(5,391)
Effect on aggregate service and interest cost	597	(521)

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

The fair value of the postretirement medical plan assets at December 31, by asset category are as follows:

	2008	2007
Plan Assets by Category
Equity mutual fund	$12,440	$15,745
Fixed income securities	9,868	15,297
Cash equivalents	7,493	1,401

Total	$29,801	$32,443

The Corporation’s primary investment objective is to achieve a combination of income and growth of capital through the investment in a diversified portfolio of equity and fixed income securities. The portfolio seeks to maximize potential total return consistent with minimizing overall volatility. The long-term target asset mix is 50% equities and 50% fixed income securities. At December 31, 2008, the equity mutual fund consisted of a pooled large cap equity fund. This equity mutual fund is valued with quoted prices in active markets for identical assets, and as such, considered Level 1. The fixed income securities are comprised of a short-term municipal (tax-exempt) fund and a corporate and government bond market index fund. These fixed income securities are also valued with quoted prices in active markets for identical assets, and is considered Level 1.

Management has established acceptable guidelines for the types of investments held in the portfolio. The acceptable ranges for the long-term allocation of funds among asset classes within the portfolio are: 40% to 60% equities, 40% to 60% fixed income securities, and 0% to 10% cash reserves. Individual fixed income securities will have maturities of thirty years or less. The average maturity of the portfolio will not exceed ten years. In order to maintain diversification, management has set limits with regards to holdings of individual investments as a percentage of the total portfolio. Based on the Corporation’s investment objective, the asset allocation of the plan assets are aligned with meeting the funding objectives of the benefit obligation of the postretirement plan.

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit program under Medicare (Medicare Part D) as well as a 28% Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

The following expected benefit payments to be paid, which reflect future service, as appropriate, are as follows:

	Total Without Medicare Part D	Estimated Medicare Part D Subsidy
2009	$5,399	$(781)
2010	5,968	(860)
2011	6,506	(930)
2012	6,867	(998)
2013	6,978	(1,045)
2014-2018	35,133	(5,420)

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

19. Financial Instruments with Off-Balance Sheet Risk

Financial instruments with off-balance sheet risk at December 31 were:

	2008	2007
Financial instruments whose amounts represent credit risk:
Commitments to extend credit:
To commercial customers	$14,968,521	$15,998,615
To individuals	4,525,367	4,321,591
Commercial letters of credit	38,152	85,703
Mortgage loans sold with recourse	54,558	60,805
Credit support agreement	90,000	—
Standby letters of credit	2,952,025	2,496,964

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

The Corporation evaluates each customer’s credit worthiness on an individual basis. Collateral obtained, if any, upon extension of credit, is based upon management’s credit evaluation of the customer. Collateral requirements and the ability to access collateral is generally similar to that required on loans outstanding as described in Note 7—Loans and Leases in Notes to Consolidated Financial Statements.

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

The credit support agreements in which the Corporation and its trust subsidiary, Marshall & Ilsley Trust Company N.A. entered into, represents the maximum aggregate contribution, contingent upon certain criteria, related to the trust’s securities lending activities. See Note 24—Guarantees in Notes to Consolidated Financial Statements for further information.

Standby letters of credit are commitments the Corporation issues to guarantee the performance of a customer to a third-party and represent the maximum potential future obligation guaranteed by the Corporation under these commitments. Standby letters of credit have maturities which generally reflect the maturities of the underlying obligations. The credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers. If deemed necessary, the Corporation holds various forms of collateral to support standby letters of credit. The standby letters of credit are net of participation agreements conveyed to others.

20. Foreign Exchange Contracts

Foreign exchange contracts are commitments to purchase or deliver foreign currency at a specified exchange rate. The Corporation enters into foreign exchange contracts primarily in connection with trading activities to enable customers involved in international trade to hedge their exposure to foreign currency fluctuations and to minimize the Corporation’s own exposure to foreign currency fluctuations resulting from the above. Foreign exchange contracts

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

include such commitments as foreign currency spot, forward, future and, to a much lesser extent, option contracts. The risks in these transactions arise from the ability of the counterparties to perform under the terms of the contracts and the risk of trading in a volatile commodity. The Corporation actively monitors all transactions and positions against predetermined limits established on trades and types of currency to ensure reasonable risk taking.

Matching commitments to deliver foreign currencies with commitments to purchase foreign currencies minimizes the Corporation’s market risk from unfavorable movements in currency exchange rates.

At December 31, 2008 the Corporation’s foreign currency position resulting from foreign exchange contracts by major currency was as follows (U.S. dollars):

	Commitments to Deliver Foreign Exchange	Commitments to Purchase Foreign Exchange
Currency
Euro	$325,492	$325,666
Canadian Dollar	59,456	58,862
British Pound Sterling	53,382	53,236
Swiss Franc	46,747	46,833
Australian Dollar	31,823	31,755
Mexican Peso	6,659	6,678
Japanese Yen	6,261	6,255
South African Rand	2,446	2,440
All Other	910	943

Total	$533,176	$532,668

Average amount of contracts during 2008 to deliver/purchase foreign exchange	$629,220	$628,883

21. Derivative Financial Instruments and Hedging Activities

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

The Corporation employs certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage its interest rate risk. These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2. See Note 3—Fair Value Measurements in Notes to Consolidated Financial Statements for additional information.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

Trading Instruments and Other Free Standing Derivatives

The Corporation enters into various derivative contracts which are designated as trading and other free standing derivative contracts. These derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting under SFAS 133. They are carried at fair value with changes in fair value recorded as a component of other noninterest income.

Trading and other free standing derivatives are used primarily to focus on providing derivative products to customers which enables them to manage their exposures to interest rate risk. The Corporation’s market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts generally have nearly identical notional values, terms and indices. The Corporation uses interest rate futures to economically hedge the exposure to interest rate risk arising from the interest rate swap (designated as trading) entered into in conjunction with its auto securitization activities.

Interest rate lock commitments on residential mortgage loans intended to be held for sale are considered free standing derivative instruments. The option to sell the mortgage loans at the time the commitments are made are also free standing derivative instruments. The change in fair value of these derivative instruments due to changes in interest rates tend to offset each other and act as economic hedges. At December 31, 2008 and 2007, the estimated fair values of interest rate lock commitments on residential mortgage loans intended to be held for sale and related option to sell were insignificant.

The following tables summarize the balance sheet category and fair values of trading derivatives not designated as hedging instruments under SFAS 133:

December 31, 2008	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)
Assets:
Interest Rate Contracts—Swaps	$4,593.2	Trading Assets	$326.8
Interest Rate Contracts—Purchased Interest Rate Caps	175.2	Trading Assets	1.4
Equity Derivative Contracts—Equity-Indexed CDs	49.2	Trading Assets	3.3
Equity Derivative Contracts—Warrants	0.1	Trading Assets	0.1

Total assets			331.6

Liabilities:
Interest Rate Contracts—Swaps	$4,395.8	Accrued Expenses and Other Liabilities	$282.2
Interest Rate Contracts—Sold Interest Rate Caps	180.0	Accrued Expenses and Other Liabilities	1.4
Interest Rate Contracts—Interest Rate Futures	1,637.0	Accrued Expenses and Other Liabilities	(0.1)
Equity Derivative Contracts—Equity-Indexed CDs	49.2	Accrued Expenses and Other Liabilities	3.3

Total liabilities			286.8

Net positive fair value impact			$44.8

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

December 31, 2007	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)
Assets:
Interest Rate Contracts—Swaps	$2,661.9	Trading Assets	$71.0
Interest Rate Contracts—Purchased Interest Rate Caps	56.9	Trading Assets	0.0
Equity Derivative Contracts—Warrants	0.1	Trading Assets	0.5

Total assets			71.5

Liabilities:
Interest Rate Contracts—Swaps	$2,245.7	Accrued Expenses and Other Liabilities	$58.2
Interest Rate Contracts—Sold Interest Rate Caps	56.9	Accrued Expenses and Other Liabilities	0.0
Interest Rate Contracts—Interest Rate Futures	2,399.0	Accrued Expenses and Other Liabilities	0.3

Total liabilities			58.5

Net positive fair value impact			$13.0

The following tables summarize the income statement categories of the gain or (loss) recognized in income on trading derivatives not designated as hedging instruments under SFAS 133:

For the Year Ended December 31, 2008	Category of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative ($ in millions)
Interest Rate Contracts—Swaps	Other Income—Other	$32.7
Interest Rate Contracts—Purchased Interest Rate Caps	Other Income—Other	0.0
Interest Rate Contracts—Sold Interest Rate Caps	Other Income—Other	(0.0)
Interest Rate Contracts—Interest Rate Futures	Other Income—Other	(10.1)
Equity Derivative Contracts—Equity-Indexed CDs	Other Income—Other	0.0
Equity Derivative Contracts—Warrants	Other Income—Other	(0.4)

For the Year Ended December 31, 2007	Category of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative ($ in millions)
Interest Rate Contracts—Swaps	Other Income—Other	$11.0
Interest Rate Contracts—Purchased Interest Rate Caps	Other Income—Other	0.0
Interest Rate Contracts—Sold Interest Rate Caps	Other Income—Other	(0.0)
Interest Rate Contracts—QSPE	Other Income—Other	(14.3)
Interest Rate Contracts—Interest Rate Futures	Other Income—Other	(4.3)
Equity Derivative Contracts—Warrants	Other Income—Other	(0.3)

The Corporation uses various derivative instruments that qualify as hedging relationships under SFAS 133. These instruments are designated as either fair value hedges or cash flow hedges. The Corporation recognizes these derivative instruments as either assets or liabilities at fair value in the statement of financial position. The following provides further explanation of the hedging relationships.

Fair Value Hedges

The Corporation has fixed rate CDs and fixed rate long-term debt which expose the Corporation to variability in fair values due to changes in market interest rates. To limit that variability, the Corporation has entered into received-fixed / pay floating interest rate swaps.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

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

At December 31, 2008, no component of the derivative instruments’ gain or loss was excluded from the assessment of hedge effectiveness for derivative financial instruments designated as fair value hedges.

During 2006, the Corporation terminated fair value hedges on certain long-term borrowings. The adjustment to the fair value of the hedged instrument of $4.7 million is being amortized as expense into earnings over the expected remaining term of the borrowings using the effective interest method.

The impact from fair value hedges to total net interest income for the year ended December 31, 2008 was a positive $110.1 million. The impact to net interest income due to ineffectiveness was not material.

The impact from fair value hedges to total net interest income for the year ended December 31, 2007 was a negative $2.4 million. The impact to net interest income due to ineffectiveness was a positive $0.3 million for the year ended December 31, 2007.

Cash Flow Hedges

The Corporation has variable rate investment securities, loans, deposits and borrowings which expose the Corporation to variability in interest payments due to changes in interest rates. The Corporation believes it is prudent to limit the variability of a portion of its interest receipts and payments. To meet this objective, the Corporation enters into various types of derivative financial instruments to manage fluctuations in cash flows resulting from interest rate risk. At December 31, 2008, these instruments consisted of interest rate swaps.

The Corporation invests in floating rate investment securities indexed to three-month LIBOR. As a result, the Corporation’s interest receipts are exposed to variability in cash flows due to changes in three-month LIBOR.

In order to hedge the interest rate risk associated with the floating rate investment securities indexed to three-month LIBOR, the Corporation has entered into receive fixed / pay LIBOR-based floating interest rate swaps designated as cash flow hedges against the LIBOR-based interest payments received.

The Corporation originates and holds floating rate commercial loans that reprice monthly on the first business day to one-month LIBOR. As a result, the Corporation’s interest receipts are exposed to variability in cash flows due to changes in one-month LIBOR. In order to hedge the interest rate risk associated with the floating rate commercial loans indexed to one-month LIBOR, the Corporation entered into receive fixed / pay LIBOR-based floating interest rate swaps designated as cash flow hedges against the first LIBOR-based interest payments received that, in the aggregate for each period, are interest payments on such principal amount of its then existing LIBOR-indexed floating-rate commercial loans equal to the notional amount of the interest rate swaps outstanding. During 2008, the cash flow hedge matured.

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

December 31, 2008, 2007, and 2006 ($000’s except share data)

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

At December 31, 2008, no component of the derivative instruments’ gain or loss was excluded from the assessment of hedge effectiveness for derivative financial instruments designated as cash flow hedges.

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

The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges, for the year ended December 31, 2008 was a negative $38.7 million. The impact due to ineffectiveness was immaterial. The estimated reclassification from accumulated other comprehensive income in the next twelve months is approximately $57.2 million.

The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges, for the year ended December 31, 2007 was a positive $15.3 million. The impact due to ineffectiveness was immaterial.

For the year ended December 31, 2006, the total effect on net interest income resulting from derivative financial instruments, was a positive $22.4 million including the amortization of terminated derivative financial instruments.

Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of the contracts. The Corporation maintains risk management policies that define parameters of acceptable market risk within the framework of its overall asset/liability management strategies and monitor and limit exposure to credit risk. The Corporation believes its credit and settlement procedures serve to minimize its exposure to credit risk. Credit exposure resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities and other relevant factors. At December 31, 2008, the estimated credit exposure arising from derivative financial instruments was approximately $116.2 million.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

The following tables summarize the balance sheet category and fair values of derivatives designated as hedging instruments under SFAS 133:

	December 31, 2008
Derivatives Designated as Hedging Instruments under SFAS 133	Derivative Type	Hedged Item	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Assets
Interest Rate Contracts
Receive Fixed Rate Swaps	Cash Flow	Corporate Notes -AFS	$57.4	Investment Securities	$0.1	1.6

Total assets					0.1

Liabilities
Interest Rate Contracts
Receive Fixed Rate Swaps	Fair Value	Institutional CDs	$25.0	Deposits	$(2.5)	27.4
Receive Fixed Rate Swaps	Fair Value	Callable CDs	5,970.2	Deposits	(100.4)	13.5
Receive Fixed Rate Swaps	Fair Value	Brokered Bullet CDs	209.6	Deposits	(14.5)	4.4
Pay Fixed Rate Swaps	Cash Flow	Institutional CDs	550.0	Deposits	27.7	1.3
Receive Fixed Rate Swaps	Fair Value	Fixed Rate Bank Notes	436.4	Long-Term Borrowings	(54.0)	7.3
Pay Fixed Rate Swaps	Cash Flow	FHLB Advances	1,060.0	Long-Term Borrowings	98.4	3.0
Pay Fixed Rate Swaps	Cash Flow	Floating Rate Bank Notes	429.6	Long-Term Borrowings	30.7	2.3
Receive Fixed Rate Swaps	Fair Value	Medium Term notes	6.9	Long-Term Borrowings	(0.3)	19.2

Total liabilities					(14.9)

Net positive fair value impact					$15.0

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

	December 31, 2007
Derivatives Designated as Hedging Instruments under SFAS 133	Derivative Type	Hedged Item	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Assets
Interest Rate Contracts
Receive Fixed Rate Swaps	Cash Flow	Variable Rate Loans	$100.0	Loans and Leases	$(0.7)	0.5

Total assets					(0.7)

Liabilities
Interest Rate Contracts
Receive Fixed Rate Swaps	Fair Value	Institutional CDs	$50.0	Deposits	$(0.3)	28.5
Receive Fixed Rate Swaps	Fair Value	Callable CDs	520.7	Deposits	2.0	7.9
Pay Fixed Rate Swaps	Cash Flow	Institutional CDs	1,175.0	Deposits	18.0	1.3
Receive Fixed Rate Swaps	Fair Value	Fixed Rate Bank Notes	125.0	Long-Term Borrowings	1.9	8.5
Receive Fixed Rate Swaps	Fair Value	Fixed Rate Bank Notes	372.7	Long-Term Borrowings	(3.1)	7.6
Pay Fixed Rate Swaps	Cash Flow	FHLB Advances	800.0	Long-Term Borrowings	38.3	4.5
Pay Fixed Rate Swaps	Cash Flow	Floating Rate Bank Notes	550.0	Long-Term Borrowings	13.0	1.9

Total liabilities					69.8

Net negative fair value impact					$(70.5)

The effect of Fair Value Hedges on the Consolidated Statements of Income for the Year Ended December 31, 2008 ($ in millions):

Derivatives Designated as Hedging Instruments under SFAS 133	Category of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Category of Gain or (Loss) Recognized in Income on Hedged Item	Amount of Gain or (Loss) Recognized in Income on Hedged Item
Interest Rate Contracts
	Interest Expense:		Interest Expense:
	Deposits:		Deposits:
Receive Fixed Rate Swaps	Institutional CDs	$3.4	Institutional CDs	$(2.2)
Receive Fixed Rate Swaps	Callable CDs	204.8	Callable CDs	(102.5)
Receive Fixed Rate Swaps	Brokered Bullet CDs	16.2	Brokered Bullet CDs	(14.5)

	Long-Term Borrowings:		Long-Term Borrowings:
Receive Fixed Rate Swaps	Fixed Rate Bank Notes	57.4	Fixed Rate Bank Notes	(52.7)
Receive Fixed Rate Swaps	Medium Term Notes	0.3	Medium Term Notes	(0.5)
Receive Fixed Rate Swaps	Other	—	Other	0.4

	Total	$282.1	Total	$(172.0)

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

The effect of Fair Value Hedges on the Consolidated Statements of Income for the Year Ended December 31, 2007 ($ in millions):

Derivatives Designated as Hedging Instruments under SFAS 133	Category of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative	Category of Gain or (Loss) Recognized in Income on Hedged Item	Amount of Gain or (Loss) Recognized in Income on Hedged Item
Interest Rate Contracts
	Interest Expense:		Interest Expense:
	Deposits		Deposits
Receive Fixed Rate Swaps	Institutional CDs	$0.9	Institutional CDs	$(0.3)
Receive Fixed Rate Swaps	Callable CDs	(1.0)	Callable CDs	2.1
	Long-Term Borrowings		Long-Term Borrowings
Receive Fixed Rate Swaps	Fixed Rate Bank Notes	14.2	Fixed Rate Bank Notes	(18.5)
Receive Fixed Rate Swaps	Medium-term Notes	—	Medium-term Notes	(0.2)
Receive Fixed Rate Swaps	Other	—	Other	0.4

	Total	$14.1	Total	$(16.5)

The effect of Cash Flow Hedges for the Year Ended December 31, 2008 ($ in millions):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Category of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portions)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest Rate Contracts				Interest and Fee Income
Investment Securities —Corporate Notes AFS	$0.1	$(0.0)	$0.1	Investment Securities—Corporate Notes AFS	$0.0	$(0.0)	$0.0
Loans and Leases—Variable Rate Loans	0.4	(0.1)	0.3	Loans and Leases—Variable Rate Loans	0.2	(0.1)	0.1

Interest Rate Contracts				Interest Expense
Deposits:				Deposits:
Institutional CDs	(23.2)	8.1	(15.1)	Institutional CDs	13.5	(4.7)	8.8
Long-term Borrowings:				Long-term Borrowings:
FHLB Advances	(75.8)	26.5	(49.3)	FHLB Advances	15.7	(5.5)	10.2
Floating Rate Bank Notes	(26.0)	9.1	(16.9)	Floating Rate Bank Notes	8.4	(2.9)	5.5
Other	—	—	—	Other (1)	0.8	(0.3)	0.5

	$(124.5)	$43.6	$(80.9)		$38.6	$(13.5)	$25.1

(1)	Represents amortization for the year ended December 31, 2008 from the termination of swaps.

The gain recognized in income representing the ineffective portion of the hedging relationships and excluded from the assessment of hedge effectiveness was not material for the year ended December 31, 2008.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

The effect of Cash Flow Hedges for the Year Ended December 31, 2007 ($ in millions):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Category of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portions)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest Rate Contracts				Interest and Fee Income
Loans and Leases—Variable Rate Loans	$0.0	$(0.0)	$0.0	Loans and Leases—Variable Rate Loans	$2.1	$(0.7)	$1.4
Interest Rate Contracts				Interest Expense
Deposits:				Deposits:
Institutional CDs	(12.1)	4.2	(7.9)	Institutional CDs	(6.9)	2.4	(4.5)
Brokered Money Market	0.1	(0.0)	0.1	Brokered Money Market	—	—	—
Short-term Borrowings	(0.2)	0.1	(0.1)	Short-term Borrowings	0.3	(0.1)	0.2
Long-term Borrowings:				Long-term Borrowings:
FHLB Advances	(35.7)	12.5	(23.2)	FHLB Advances	(8.8)	3.1	(5.7)
Floating Rate Bank Notes	(8.3)	2.9	(5.4)	Floating Rate Bank Notes	(2.5)	0.8	(1.7)
Other	—	—	—	Other (1)	0.6	(0.2)	0.4

	$(56.2)	$19.7	$(36.5)		$(15.2)	$5.3	$(9.9)

Category of Gain or (Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded from Effectiveness Testing) (2)
	Gross	Tax	Net
Interest Expense
Short-term Borrowings	$(0.1)	$0.0	$(0.1)

	$(0.1)	$0.0	$(0.1)

(1)	Represents amortization for the year ended December 31, 2007 from the termination of swaps.
(2)	For the year ended December 31, 2007, the gain or (loss) recognized in income represents the ineffective portion of the hedging relationships and excluded from the assessment of hedge effectiveness.

22. Fair Value of Financial Instruments

The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 2008 and 2007 are presented in the following table. Derivative financial instruments designated as hedging instruments are included in the book values and fair values presented for the related hedged items. Derivative financial instruments designated as trading and other free standing derivatives are included in Trading assets.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

Balance Sheet Financial Instruments ($ in millions)

	2008		2007
	Book Value	Fair Value	Book Value	Fair Value
Financial Assets:
Cash and short term investments	$1,082.1	$1,082.1	$1,830.8	$1,830.8
Trading assets	518.4	518.4	124.6	124.6
Investment securities available for sale	7,430.6	7,430.6	7,442.9	7,442.9
Investment securities held to maturity	238.0	243.4	374.9	383.2
Net loans and leases	48,782.4	45,224.8	45,800.1	46,456.9
Interest receivable	219.3	219.3	267.8	267.8

Financial Liabilities:
Deposits	41,023.1	41,537.2	35,191.4	35,244.7
Short-term borrowings	4,058.0	4,059.0	6,811.0	6,811.0
Long-term borrowings	9,613.7	9,332.4	9,872.8	9,995.8
Interest payable	240.1	240.1	253.1	253.1

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

Trading assets and investment securities

Fair value is based on market prices where available. Estimated fair values for residual interests in the form of interest-only strips from automobile loan securitizations are based on discounted cash flow analysis. The fair value of trading assets and investment securities are categorized as Level 1, Level 2 and Level 3, based on the inputs to the valuations. See Note 3—Fair Value Measurements in Notes to Consolidated Financial Statements for additional information.

Net loans and leases

Loan and lease balances are assigned fair values based on a discounted cash flow analysis. The discount rate is based on the LIBOR swap curve, with rate adjustments for credit quality, cost and profit factors. Net loans and leases include loans held for sale. At December 31, 2008, the fair value of net loans and leases are considered Level 2 and Level 3 in the Fair Value Hierarchy.

Deposits

The fair value for demand deposits or any interest bearing deposits with no fixed maturity date is considered to approximate the carrying value. Time deposits with defined maturity dates are considered to have a fair value which approximates the book value if the maturity date was within three months of December 31. The remaining time deposits are assigned fair values based on a discounted cash flow analysis using discount rates that approximate interest rates currently being offered on time deposits with comparable maturities. At December 31, 2008, the fair value of deposits are considered Level 2 in the Fair Value Hierarchy.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

Borrowings

Short-term borrowings are carried at cost that approximates fair value. Long-term debt is generally valued using a discounted cash flow analysis with a discount rate based on current incremental borrowing rates for similar types of arrangements or, if not readily available, based on a build up approach similar to that used for loans and deposits. The fair value of borrowings are considered Level 2 in the Fair Value Hierarchy. Long-term borrowings include their related current maturities.

Off-Balance Sheet Financial Instruments ($ in millions)

Fair values of off-balance sheet financial instruments have been estimated based on the equivalent fees, net of expenses, that would be charged for similar contracts and customers at December 31:

	2008	2007
Loan commitments	$14.2	$11.9
Commercial letters of credit	0.3	0.6
Credit support agreements	5.9	—
Standby letters of credit	12.9	9.7

See Note 19—Financial Instruments with Off-Balance Sheet Risk in Notes to Consolidated Financial Statements for additional information.

23. Business Segments

The Corporation’s operating segments are presented based on its management structure and management accounting practices. The structure and practices are specific to the Corporation; therefore, the financial results of the Corporation’s business segments are not necessarily comparable with similar information for other financial institutions.

During the second quarter of 2008, management consolidated certain lending activities and transferred the assets and the related goodwill from the Community Banking segment to the National Consumer Banking Division reporting unit, which is a component of Others. Prior period segment information has been adjusted to reflect the transfer.

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

The financial results of the business segments include allocations for shared services and corporate expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they were to exist as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit. The financial information for each segment is reported on the basis used internally by the Corporation’s management to evaluate performance and allocate resources. The allocation has been consistently applied for all period presented. Revenues from affiliated transactions are typically charged at rates available to and transacted with unaffiliated customers. The accounting policies of the Corporation’s segments are generally the same as those described in Note 1—Basis of Presentation and Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

Based on the way the Corporation organizes its segments, the Corporation has determined that it has four reportable segments, which include Commercial Banking, Community Banking, Wealth Management and Treasury.

Commercial Banking

The Commercial Banking segment provides financial expertise in Corporate, Commercial, Correspondent and Commercial Real Estate Banking. Commercial Banking provides a complete line of commercial, corporate and real estate banking products and services, including: traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment financing, mezzanine financing, global trade services, treasury management and other financial services to middle market, large corporate and public sector clients. Commercial banking also supports the commercial real estate and correspondent market with products and services including secured and unsecured lines of credit, letters of credit, construction loans for commercial and residential development and land acquisition and development loans.

Community Banking

Community Banking provides consumer and business banking products and services to customers primarily within M&I’s footprint states. Banking services are provided through branches located throughout Wisconsin, Arizona, the Minneapolis, Minnesota, Kansas City, Missouri and St. Louis, Missouri metropolitan areas, and Orlando, Florida metropolitan areas, Duluth Minnesota, Belleville, Illinois, Las Vegas, Nevada and Florida’s west coast. Consumer products include loan and deposit products: mortgage, home equity loans and lines, credit cards, student loans, personal lines and term loans, demand deposit accounts, interest bearing transaction accounts and time deposits. Business banking products include secured and unsecured lines and term loans for working capital, inventory and general corporate use, commercial real estate construction loans, agricultural loans, demand deposit accounts, interest bearing transaction accounts and time deposits.

Wealth Management

The Wealth Management segment, which includes M&I’s trust, brokerage and private banking business, provides integrated asset management, trust and banking services through three business lines: Investment Management, Personal Services and Institutional Services. Investment Management is a multi-dimensional asset management service with a broad range of strategies, styles and product delivery options such as separately managed equity and fixed income strategies, managed asset allocation strategies, alternative investments and The Marshall Funds, M&I’s family of mutual funds. Personal Services includes Cedar Street Advisors, Personal Wealth Management and M&I Financial Advisors. Cedar Street Advisors manages the complex financial affairs of ultra-high net worth individuals and their families. Personal Wealth Management services assemble and implement an all-inclusive financial roadmap for high net worth individuals and families, providing for their private banking (credit and deposits), investment, estate and tax planning needs. M&I Financial Advisors uses a formulized financial planning process based on an individual’s resources, goals, and risk tolerance to develop a personalized financial plan, and then offers a full array of brokerage and insurance solutions to meet that plan. The Institutional Services business includes Retirement Plan Services, Taft-Hartley Services, Not-for-Profit Services, North Star Deferred Exchange and Trust Operations Outsourcing.

Treasury

Treasury provides management of interest rate risk, capital, liquidity, funding and investments to the Corporation and all of its subsidiary banks.

Others

The Other segment includes a Capital Markets and a National Consumer Banking Division. The Capital Markets Division provides a variety of products and services designed to address its customers’ risk management and investment needs. These services include derivative solutions and investment services, currency conversion and foreign

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

exchange services and risk management. These services are provided primarily to corporate, business banking and financial institution clients. The National Consumer Banking Division provides wholesale home equity consumer lending, indirect automobile financing, and affinity banking services.

Total Revenues by type in Others consist of the following ($ in millions):

	2008	2007	2006
Capital Markets Division	$54.8	$37.5	$35.8
National Consumer Banking Division	134.5	87.1	125.2
Administrative & Other	66.7	103.0	38.7
Other	267.2	240.6	210.8

Total	$523.2	$468.2	$410.5

Results of operations and identifiable assets by segment for each of the three years ended December 31 are:

	Year Ended December 31, 2008 ($ in millions)
	Commercial Banking	Community Banking	Wealth Management	Treasury	Others	Corporate Overhead	Eliminations, Reclassifi- cations & Adjustments	Consolidated
Net interest income	$776.6	$792.8	$61.9	$59.9	$170.1	$(53.4)	$(27.2)	$1,780.7
Provision for loan and lease losses	1,519.1	316.9	23.5	—	178.2	—	—	2,037.7

Net interest income after provision for loan and lease losses	(742.5)	475.9	38.4	59.9	(8.1)	(53.4)	(27.2)	(257.0)
Other income	105.1	183.3	291.3	48.9	353.1	102.8	(336.4)	748.1
Goodwill impairment	925.6	609.5	—	—	—	—	—	1,535.1
All other expense	283.3	693.1	293.4	20.9	398.4	106.3	(336.4)	1,459.0

Income before income taxes	(1,846.3)	(643.4)	36.3	87.9	(53.4)	(56.9)	(27.2)	(2,503.0)
Income tax expense (benefit)	(381.3)	(47.8)	13.9	35.2	(34.7)	(17.6)	(27.2)	(459.5)

Segment income	$(1,465.0)	$(595.6)	$22.4	$52.7	$(18.7)	$(39.3)	$—	$(2,043.5)

Identifiable assets	$25,771.3	$18,805.6	$1,688.3	$8,674.3	$7,773.8	$2,289.0	$(2,665.9)	$62,336.4

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

	Year Ended December 31, 2007 ($ in millions)
	Commercial Banking	Community Banking	Wealth Management	Treasury	Others	Corporate Overhead	Eliminations, Reclassifi- cations & Adjustments	Consolidated
Net interest income	$685.4	$805.5	$52.1	$15.2	$119.2	$(33.7)	$(27.5)	$1,616.2
Provision for loan and lease losses	237.6	48.6	3.8	—	29.8	—	—	319.8

Net interest income after provision for loan and lease losses	447.8	756.9	48.3	15.2	89.4	(33.7)	(27.5)	1,296.4
Other income	87.4	149.6	269.7	46.4	349.0	131.3	(304.3)	729.1
Other expense	196.9	579.3	221.8	87.6	361.8	171.8	(304.3)	1,314.9

Income before income taxes	338.3	327.2	96.2	(26.0)	76.6	(74.2)	(27.5)	710.6
Income tax expense (benefit)	135.3	130.9	35.6	(10.4)	(20.6)	(29.6)	(27.5)	213.7

Segment income	$203.0	$196.3	$60.6	$(15.6)	$97.2	$(44.6)	$—	$496.9

Identifiable assets	$25,403.7	$19,630.5	$1,551.3	$8,918.0	$4,866.7	$3,439.8	$(3,961.4)	$59,848.6

	Year Ended December 31, 2006 ($ in millions)
	Commercial Banking	Community Banking	Wealth Management	Treasury	Others	Corporate Overhead	Eliminations, Reclassifi- cations & Adjustments	Consolidated
Net interest income	$625.1	$783.6	$43.0	$1.9	$112.6	$(29.7)	$(28.9)	$1,507.6
Provision for loan and lease losses	38.5	27.8	2.7	—	(18.4)	—	—	50.6

Net interest income after provision for loan and lease losses	586.6	755.8	40.3	1.9	131.0	(29.7)	(28.9)	1,457.0
Other income	74.0	131.6	232.2	17.4	297.9	111.6	(283.0)	581.7
Other expense	167.5	530.3	191.9	12.1	335.9	110.4	(264.5)	1,083.6

Income before income taxes	493.1	357.1	80.6	7.2	93.0	(28.5)	(47.4)	955.1
Income tax expense (benefit)	197.2	142.8	32.4	2.9	(16.7)	(15.8)	(35.4)	307.4

Segment income	$295.9	$214.3	$48.2	$4.3	$109.7	$(12.7)	$(12.0)	$647.7

Identifiable assets (a)	$21,676.7	$17,913.3	$1,174.9	$7,923.7	$5,556.4	$781.9	$(114.6)	$54,912.3

(a)	Excludes assets of discontinued operations.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

24. Guarantees

Letters of Credit

Standby letters of credit are contingent commitments issued by the Corporation to support the obligations of a customer to a third party and to support public and private financing, and other financial or performance obligations of customers. Standby letters of credit have maturities that generally reflect the maturities of the underlying obligations. The credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers. If deemed necessary, the Corporation holds various forms of collateral to support the standby letters of credit. The gross amount of standby letters of credit issued at December 31, 2008 was $3.1 billion. Of the amount outstanding at December 31, 2008, standby letters of credit conveyed to others in the form of participations amounted to $130.5 million. Since many of the standby letters of credit are expected to expire without being drawn upon, the amounts outstanding do not necessarily represent future cash requirements. At December 31, 2008, the estimated fair value associated with letters of credit amounted to $12.9 million.

Trust Preferred Securities

In conjunction with the acquisitions of Gold Banc, Trustcorp, Excel and First Indiana, the Corporation acquired all of the common interests in the trusts that issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures. At December 31, 2008, the principal amounts outstanding associated with these trusts were $16.0 million, $30.0 million, $38.0 million and $15.0 million. The full guarantees were assumed by M&I LLC. See Note 14—Long Term Borrowings in Notes to Consolidated Financial Statements for further information.

Securities Lending

As part of securities custody activities and at the direction of its clients, the Corporation’s Wealth Management segment lends securities owned by its clients to borrowers who have been evaluated for credit risk in a manner similar to that employed in making lending decisions. In connection with these activities, M&I Trust has issued an indemnification against loss resulting from the default by a borrower under the master securities loan agreement due to the failure of the borrower to return loaned securities when due. The borrowing party is required to fully collateralize securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest and the collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $8.2 billion at December 31, 2008 and $11.2 billion at December 31, 2007. Because of the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected on the Consolidated Balance Sheets at December 31, 2008 and December 31, 2007, related to these indemnifications.

During 2008, Lehman Brothers declared bankruptcy and failed to return loaned securities when due. As a result of the indemnification against loss resulting from the default by Lehman Brothers under the master securities loan agreement, M&I Trust recognized a loss for the difference between the amount paid to acquire the replacement securities and the collateral available to purchase the replacement securities. The collateral shortfall was due to an unexpected volatile market condition that existed when the replacement securities were acquired. The loss amounted to $8.4 million and is reported in the line Other within Other Expense in the Consolidated Statements of Income.

Credit Support Agreements

Certain entities within the Wealth Management segment are the investment advisor and trustee of the M&I Employee Benefit Stable Principal Fund (“SPF”). The SPF periodically participates in securities lending activities. Although not obligated to do so, during 2008, M&I Trust and M&I Corporation entered into capital support agreements with SPF in order to provide stability to SPF and investors in SPF due to volatile market conditions. Under the terms of the agreements, M&I Trust would be required to contribute capital to SPF, not to exceed $30.0 million in the aggregate and for no consideration, should certain asset loss events occur. The Corporation would be required to contribute

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

capital, should certain asset loss events occur after the M&I Trust’s $30.0 million capital contribution, not to exceed $60.0 million in the aggregate and for no consideration. The agreements expire on March 31, 2009 and contain terms that provide for three month renewals with all of the significant terms, including maximum contribution limits, remaining unchanged. At December 31, 2008, the estimated fair value of the contingent liability under the agreements that is recorded within other liabilities in the consolidated balance sheet amounted to $5.9 million. As of December 31, 2008, no contributions have been made under the agreements.

Visa Litigation

As a result of the Corporation’s banking subsidiaries’ participation in the Visa USA network, principally related to debit and credit cards, the Corporation owns 0.406831 % of Visa, Inc. (“Visa”) for which there is no investment or carrying value recorded.

In preparation for an initial public offering (the “IPO”) of its common stock, Visa’s by-laws were modified in 2007 to provide for indemnification of Visa by its members for any ultimate losses related to certain existing litigation (“covered litigation”).

In general terms, the covered litigation consists of the following:

American Express Anti-Trust Litigation: This litigation was recently settled for $2.1 billion.

Discover Litigation: The Discover litigation is a parallel proceeding to the American Express litigation. Visa initially disclosed that it had recorded a liability of $650 million.

Attridge Litigation: Attridge is a purported consumer class action filed against Visa. The complaint alleges unfair competition. Visa has not made any disclosures about its potential loss exposure.

Interchange Litigation: Included in the Interchange litigation are two lawsuits. The Interchange lawsuits allege violations of the antitrust rules by Visa in connection with the interchange fee charged to merchants by issuing banks in connection with the processing of Visa credit card transactions. Visa has not made any disclosures about its potential loss exposure.

In 2007, the Corporation accrued $25.8 million as its estimate of the fair value of its indemnification obligation to Visa. The amount accrued was based in part on the announced settled litigation with American Express and Visa’s disclosure of its estimate of probable loss for the Discover litigation. However, the other litigation matters are only in the early stages of discovery and it is impossible to determine the probable loss on those matters at this time. The Corporation is not a named defendant in any of Visa’s litigation matters, and has no access to information about the matters other than as disclosed by Visa. For these reasons, the estimated fair value of the amount accrued on the other litigation matters involved a significant amount of judgment and management cannot estimate the Corporation’s maximum obligation. In conjunction with the January 2, 2008 acquisition of First Indiana, the Corporation assumed First Indiana’s indemnification obligation to Visa with an estimated fair value of $0.5 million.

During the first quarter of 2008, Visa completed the IPO. In conjunction with the IPO, Visa established a $3.0 billion escrow for the litigation matters subject to the indemnification from the proceeds of the IPO. As a result of the funded escrow, the Corporation reversed $12.2 million of the litigation accruals that were originally recorded and assumed based on the Corporation’s membership interests in Visa and the funded escrow. In addition, Visa redeemed 38.7% of the Visa Class B common stock owned by the Corporation for cash in the amount of $26.9 million. The Corporation’s remaining Visa Class B common stock was placed in escrow for a period of three years, and it is expected that any indemnification obligations in excess of the funded escrow will be funded by the escrowed stock.

During 2008, Visa announced that it had agreed to settle the litigation with Discover. Visa announced that $1.7425 billion of the settlement would be funded from the escrow created under Visa’s retrospective responsibility

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

plan. Prior to the establishment of the $3.0 billion escrow from the proceeds of the IPO for the litigation matters subject to the indemnification, Visa disclosed that it had recorded a liability of $0.650 billion for the Discover litigation. During the fourth quarter of 2008, Visa issued escrowed common stock to offset the additional reserve requirements.

The Corporation’s 998,826 shares of Visa Class B common stock will be convertible into Visa Class A common stock based on a conversion factor that is currently 0.6296. However, the ultimate conversion factor is dependent on the resolution of the pending litigation.

The Corporation expects the ultimate value of its membership interests to exceed its indemnification obligations. However, additional accruals may be necessary depending on the resolution of the pending Visa litigation.

25. Other Contingent Liabilities

In the normal course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions, including, but not limited to, actions brought on behalf of various classes of claimants, employment matters, and challenges from tax authorities regarding the amount of taxes due. In certain of these actions and proceedings, claims for monetary damages or adjustments to recorded tax liabilities are asserted. In view of the inherent difficulty of predicting the outcome of such matters, particularly matters that will be decided by a jury and actions that seek large damages based on novel and complex damage and liability legal theories or that involve a large number of parties, the Corporation cannot state with confidence the eventual outcome of these matters or the timing of their ultimate resolution, or estimate the possible loss or range of loss associated with them; however, based on current knowledge and after consultation with legal counsel, management does not believe that judgments or settlements in excess of amounts already reserved, if any, arising from pending or threatened legal actions, employment matters, or challenges from tax authorities, either individually or in the aggregate, would have a material adverse effect on the consolidated financial position or liquidity of the Corporation, although they could have a material effect on operating results for a particular period.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

26. Condensed Financial Information—Parent Corporation Only

In conjunction with the Separation on November 1, 2007, Marshall & Ilsley Corporation (Accounting Predecessor to New Marshall & Ilsley Corporation) became M&I LLC, a wholly-owned subsidiary of New Marshall & Ilsley, which became Marshall & Ilsley Corporation. The Condensed Balance Sheets, Condensed Statements of Income and Condensed Statements of Cash Flows as of and for the years ended December 31, 2008 and 2007 present the Parent Corporation only on a consolidated basis, which is more reflective of the financial position, results of operations and cash flows of the Parent Corporation and its activities.

Condensed Balance Sheets

December 31

	2008	2007
Assets
Cash and cash equivalents	$1,975,442	$3,157,670
Investments in affiliates:
Banks	5,419,990	5,772,944
Nonbanks	539,891	576,323
Premises and equipment, net	9,177	8,356
Other assets	306,396	286,465

Total assets	$8,250,896	$9,801,758

Liabilities and Shareholders’ Equity
Commercial paper	$17,264	$798,986
Other liabilities	356,610	372,461
Long-term borrowings:
Medium-term notes Series E, F and MiNotes	463,040	451,509
4.375% senior notes	599,653	599,080
5.626% senior notes	399,323	398,162
Floating rate subordinated notes due to M&I Capital Trust A	32,709	33,612
7.50% subordinated notes	22,331	—
5.80% junior subordinated deferrable interest debentures due to Gold Banc Trust III	15,896	15,583
Floating rate junior subordinated deferrable interest debentures due to Gold Banc Trust IV	30,119	30,475
6.00% junior subordinated deferrable interest debentures due to Gold Banc Trust V	37,883	37,767
10.60% junior subordinated deferrable interest debentures due to Trustcorp Statutory Trust I	15,887	16,394
Floating rate junior subordinated deferrable interest debentures due to EBC Statutory Trust I	—	10,000
Floating rate junior subordinated deferrable interest debentures due to EBC Statutory Trust II	—	5,000

Total long-term borrowings	1,616,841	1,597,582

Total liabilities	1,990,715	2,769,029
Shareholders’ equity	6,260,181	7,032,729

Total liabilities and shareholders’ equity	$8,250,896	$9,801,758

Scheduled maturities of long-term borrowings are $1,005,387 in 2009, $18,731 in 2010, $282,045 in 2011, $14,466 in 2012 and $22,592 in 2013. See Note 14 in Notes to Consolidated Financial Statements for a description of the long-term borrowings.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

Consolidating Balance Sheets

December 31, 2008

	M&I LLC	Marshall & Ilsley Corporation	Eliminations & Reclassifi- cations	Consolidated Parent Corporation
Assets
Cash and cash equivalents	$380,667	$1,594,775	$—	$1,975,442
Investments in affiliates:
Banks	5,419,990	—	—	5,419,990
Nonbanks	539,891	—	—	539,891
M&I LLC	—	4,817,366	(4,817,366)	—
Premises and equipment, net	7,208	1,969	—	9,177
Other assets	75,970	241,684	(11,258)	306,396

Total assets	$6,423,726	$6,655,794	$(4,828,624)	$8,250,896

Liabilities and Shareholders’ Equity
Commercial paper	$—	$17,264	$—	$17,264
Other liabilities	29,165	338,703	(11,258)	356,610
Long-term borrowings	1,577,195	39,646	—	1,616,841

Total liabilities	1,606,360	395,613	(11,258)	1,990,715
Shareholders’ equity	4,817,366	6,260,181	(4,817,366)	6,260,181

Total liabilities and shareholders’ equity	$6,423,726	$6,655,794	$(4,828,624)	$8,250,896

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

Condensed Statements of Income

Years Ended December 31

	2008	2007	2006
Income
Cash dividends:
Bank affiliates	$66,259	$168	$301,898
Nonbank affiliates	80,885	402	34,391
Interest from affiliates	46,267	82,010	79,845
Service fees and other	102,291	133,077	116,418

Total income	295,702	215,657	532,552
Expense
Interest	100,044	118,908	115,859
Salaries and employee benefits	52,513	61,166	58,779
Administrative and general	54,003	110,886	51,991

Total expense	206,560	290,960	226,629

Income (loss) from continuing operations before income taxes and equity in undistributed net income of affiliates	89,142	(75,303)	305,923
Benefit from income taxes	(17,603)	(29,629)	(15,840)

Income (loss) from continuing operations before equity in undistributed net income of affiliates	106,745	(45,674)	321,763
Discontinued operations, net of income taxes	—	500,646	—

Income before equity in undistributed net income of affiliates	106,745	454,972	321,763
Equity in undistributed net income (loss) of affiliates, net of dividends paid:
Banks	(2,087,410)	470,535	281,346
Nonbanks	(62,797)	225,429	204,729

Net income (loss)	$(2,043,462)	$1,150,936	$807,838

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

Consolidating Statements of Income

Year Ended December 31, 2008

	M&I LLC	Marshall & Ilsley Corporation	Eliminations & Reclassifications	Consolidated Parent Corporation
Income
Cash dividends:
Bank affiliates	$66,259	$—	$—	$66,259
Nonbank affiliates	80,875	10	—	80,885
Interest from affiliates	14,438	31,829	—	46,267
Service fees and other	(7,534)	109,825	—	102,291

Total income	154,038	141,664	—	295,702
Expense
Interest	83,833	16,211	—	100,044
Salaries and employee benefits	(10)	52,523	—	52,513
Administrative and general	2,173	51,830	—	54,003

Total expense	85,996	120,564	—	206,560

Income from continuing operations before income taxes and equity in undistributed net income of affiliates	68,042	21,100	—	89,142
Provision for (benefit from) income taxes	(28,542)	10,939	—	(17,603)

Income before equity in undistributed net income of affiliates	96,584	10,161	—	106,745
Equity in undistributed net loss of affiliates, net of dividends paid:
Banks	(2,087,410)	—	—	(2,087,410)
Nonbanks	(62,797)	—	—	(62,797)
M&I LLC	—	(2,053,623)	2,053,623	—

Net income (loss)	$(2,053,623)	$(2,043,462)	$2,053,623	$(2,043,462)

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

Condensed Statements of Cash Flows

Years Ended December 31

	2008	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$(2,043,462)	$1,150,936	$807,838
Non-cash items included in income:
Equity in undistributed net loss (income) of affiliates	2,150,207	(695,964)	(486,075)
Depreciation and amortization	4,582	3,586	4,340
Excess tax benefit from stock–based comp. arrangements	55	907	(805)
Gain on sale of Metavante	—	(525,576)	—
Other	(29,106)	64,984	15,685

Net cash provided by (used in) operating activities	82,276	(1,127)	340,983

Cash Flows From Investing Activities:
Increases in indebtedness of affiliates	—	(16,350)	(476,150)
Decreases in indebtedness of affiliates	—	1,319,700	460,710
Increases in investments in affiliates	(1,739,728)	(121,106)	(215,753)
Net proceeds from the Separation	—	1,639,034	—
Purchases of premises and equipment, net	(2,130)	(1,154)	(913)
Other	(8,434)	55,202	40,034

Net cash (used in) provided by investing activities	(1,750,292)	2,875,326	(192,072)

Cash Flows From Financing Activities:
Dividends paid on common stock	(327,820)	(313,298)	(261,535)
Proceeds from the issuance of commercial paper	33,741,932	19,190,183	5,055,511
Principal payments on commercial paper	(34,523,654)	(18,912,746)	(4,835,925)
Proceeds from the issuance of long-term borrowings	17,489	—	250,000
Payments on long-term borrowings	(34,066)	(230,214)	(201,037)
Purchases of common stock	(130,870)	(431,150)	(41,791)
Proceeds from the issuance of preferred stock	1,715,000	—	—
Proceeds from the issuance of common stock	27,832	512,243	84,042
Excess tax benefit from stock-based comp. arrangements	(55)	(907)	805
Other	—	(7,800)	(10,400)

Net cash provided by (used in) financing activities	485,788	(193,689)	39,670

Net (decrease) increase in cash and cash equivalents	(1,182,228)	2,680,510	188,581
Cash and cash equivalents, beginning of year	3,157,670	477,160	288,579

Cash and cash equivalents, end of year	$1,975,442	$3,157,670	$477,160

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007, and 2006 ($000’s except share data)

Consolidating Statements of Cash Flows

Year Ended December 31, 2008

	M&I LLC	Marshall & Ilsley Corporation	Eliminations & Reclassifications	Consolidated Parent Corporation
Cash Flows From Operating Activities:
Net income (loss)	$(2,053,623)	$(2,043,462)	$2,053,623	$(2,043,462)
Non-cash items included in income:
Equity in undistributed net loss of affiliates	2,150,207	2,053,623	(2,053,623)	2,150,207
Depreciation and amortization	3,968	614	—	4,582
Excess tax benefit from stock–based comp. arrangements	55	—	—	55
Other	(40,555)	11,449	—	(29,106)

Net cash provided by operating activities	60,052	22,224	—	82,276

Cash Flows From Investing Activities:
Increases in investments in affiliates	(452,976)	(1,286,752)	—	(1,739,728)
Purchases of premises and equipment, net	35	(2,165)	—	(2,130)
Other	(8,333)	(101)	—	(8,434)

Net cash used in investing activities	(461,274)	(1,289,018)	—	(1,750,292)

Cash Flows From Financing Activities:
Dividends paid	—	(327,820)	—	(327,820)
Proceeds from issuance of commercial paper	—	33,741,932	—	33,741,932
Principal payments on commercial paper	(244,739)	(34,278,915)	—	(34,523,654)
Proceeds from issuance of long-term borrowings	—	17,489	—	17,489
Payments on long-term borrowings	(21,520)	(12,546)	—	(34,066)
Purchases of common stock	—	(130,870)	—	(130,870)
Proceeds from issuance of preferred stock	—	1,715,000		1,715,000
Proceeds from issuance of common stock	—	27,832	—	27,832
Excess tax benefit from stock-based comp. arrangements	(55)	—	—	(55)
Other	—	—	—	—

Net cash (used in) provided by financing activities	(266,314)	752,102	—	485,788

Net decrease in cash and cash equivalents	(667,536)	(514,692)	—	(1,182,228)
Cash and cash equivalents, beginning of year	1,048,203	2,109,467	—	3,157,670

Cash and cash equivalents, end of year	$380,667	$1,594,775	$—	$1,975,442

Quarterly Financial Information (Unaudited)

Following is unaudited financial information for each of the calendar quarters during the years ended December 31, 2008 and 2007. ($000’s except per share data)

	Quarter Ended
	Dec. 31	Sept. 30	June 30	March 31
2008
Total Interest and Fee Income	$785,425	$798,651	$814,608	$879,010
Total Interest Expense	323,386	358,002	366,970	448,626

Net Interest Income	462,039	440,649	447,638	430,384
Provision for Loan and Lease Losses	850,443	154,962	885,981	146,321

Net Interest Income (Loss) After Provision for Loan and Lease Losses	(388,404)	285,687	(438,343)	284,063
Other Income	166,053	183,832	186,997	211,233
Other Expense	1,937,920	360,003	380,395	315,787

Income (Loss) Before Income Taxes	(2,160,271)	109,516	(631,741)	179,509
Provision (Benefit) for Income Taxes	(281,253)	26,378	(237,950)	33,300

Income (Loss) from Continuing Operations	(1,879,018)	83,138	(393,791)	146,209
Discontinued Operations, Net of Tax	—	—	—	—

Net Income (Loss)	$(1,879,018)	$83,138	$(393,791)	$146,209

Preferred Dividends	(12,737)	—	—	—

Net Income (Loss) Available to Common Shareholders	$(1,891,755)	$83,138	$(393,791)	$146,209

Per Common Share:
Income (Loss) from Continuing Operations:
Basic	$(7.25)	$0.32	$(1.52)	$0.56
Diluted	(7.25)	0.32	(1.52)	0.56
Net Income (Loss):
Basic	$(7.25)	$0.32	$(1.52)	$0.56
Diluted	(7.25)	0.32	(1.52)	0.56
2007
Total Interest and Fee Income	$928,555	$939,133	$911,961	$889,516
Total Interest Expense	509,729	535,961	512,225	495,033

Net Interest Income	418,826	403,172	399,736	394,483
Provision for Loan and Lease Losses	235,060	41,526	26,026	17,148

Net Interest Income (Loss) After Provision for Loan and Lease Losses	183,766	361,646	373,710	377,335
Other Income	203,645	183,306	186,565	155,550
Other Expense	446,094	293,475	294,334	281,040

Income (Loss) Before Income Taxes	(58,683)	251,477	265,941	251,845
Provision (Benefit) for Income Taxes	(34,238)	77,751	87,064	83,064

Income (Loss) from Continuing Operations	(24,445)	173,726	178,877	168,781
Discontinued Operations, Net of Tax	518,391	46,213	41,412	47,981

Net Income Available to Common Shareholders	$493,946	$219,939	$220,289	$216,762

Per Common Share:
Income (Loss) from Continuing Operations:
Basic	$(0.09)	$0.66	$0.69	$0.66
Diluted	(0.09)	0.65	0.68	0.65
Net Income:
Basic	$1.86	$0.84	$0.85	$0.85
Diluted	1.83	0.83	0.83	0.83

Quarterly Financial Information (Unaudited) (continued)

	2008	2007	2006	2005	2004
Common Dividends Declared
First Quarter	$0.31	$0.27	$0.24	$0.21	$0.18
Second Quarter	0.32	0.31	0.27	0.24	0.21
Third Quarter	0.32	0.31	0.27	0.24	0.21
Fourth Quarter	0.32	0.31	0.27	0.24	0.21

	$1.27	$1.20	$1.05	$0.93	$0.81

Price Range of Stock*

(Low and High Close)

		Post- Separation	Pre- Separation
	2008	2007	2007	2006	2005	2004
First Quarter
Low	$21.71	$—	$46.18	$40.91	$40.21	$36.18
High	28.98	—	49.23	45.35	43.65	40.39
Second Quarter
Low	15.33	—	45.86	43.36	41.23	36.60
High	26.36	—	49.83	46.44	45.06	41.15
Third Quarter
Low	11.50	—	40.41	44.76	42.83	37.32
High	29.50	—	48.21	48.54	47.28	41.21
Fourth Quarter
Low	11.74	26.36	41.96	45.53	40.18	40.28
High	22.98	32.58	45.97	49.07	44.40	44.43

*	The results for 2007 have been separated to show the prices prior to and after the Separation on November 1, 2007. As a result, the fourth quarter pre-Separation prices are through October 31, 2007 only. The post-Separation prices are from November 1, 2007 through December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Marshall & Ilsley Corporation:

We have audited the accompanying consolidated balance sheets of Marshall & Ilsley Corporation and subsidiaries (the “Corporation”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marshall & Ilsley Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 27, 2009

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

Management conducted an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in Internal Control—Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report dated February 27, 2009, which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Marshall & Ilsley Corporation:

We have audited the internal control over financial reporting of Marshall & Ilsley Corporation and subsidiaries (the “Corporation”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008, of the Corporation and our report dated February 27, 2009, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 27, 2009

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 2009, except for information as to executive officers and M&I’s Code of Business Conduct and Ethics which is set forth in Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 2009, except for information as to executive officers which is set forth in Part I of this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

Consolidated Financial Statements:

Balance Sheets—December 31, 2008 and December 31, 2007

Statements of Income – years ended December 31, 2008, 2007 and 2006

Statements of Cash Flows—years ended December 31, 2008, 2007 and 2006

Statements of Shareholders’ Equity—years ended December 31, 2008, 2007 and 2006

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

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Gregory A. Smith
Gregory A. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date: February 27, 2009

/s/ Patricia R. Justiliano
Patricia R. Justiliano Senior Vice President and Corporate Controller (Principal Accounting Officer)	Date: February 27, 2009

Directors:	Andrew N. Baur, Jon F. Chait, John W. Daniels, Jr., Mark F. Furlong, Ted D. Kellner, Dennis J. Kuester, David J. Lubar, Katharine C. Lyall, John A. Mellowes, Robert J. O’Toole, San W. Orr, Jr., Peter M. Platten, III, John S. Shiely, Debra S. Waller, George E. Wardeberg and James B. Wigdale.

By:	/s/ Randall J. Erickson	Date: February 27, 2009
Randall J. Erickson
As Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

MARSHALL & ILSLEY CORPORATION

INDEX TO EXHIBITS

(Item 15(a)3)

ITEM

(2)	(a)	Investment Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Holding Company, Metavante Corporation, Montana Merger Sub Inc. and WPM, L.P., incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

	(b)	Separation Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Holding Company, Metavante Corporation and New Marshall & Ilsley Corporation, incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

(3)	(a)	Restated Articles of Incorporation, incorporated by reference to M&I’s Registration Statement on Form S-3 filed on November 6, 2007, SEC File No. 333-147162

	(b)	Articles of Amendment to the Company’s Restated Articles of Incorporation, incorporated by reference to M&I’s Current Report on Form 8-K filed November 14, 2008, SEC File No. 1-33488

	(c)	Amended and Restated By-Laws, incorporated by reference to M&I’s Registration Statement on Form S-3 filed on November 6, 2007, SEC File No. 333-147162

(4)†	(a)	Warrant for Purchase of Shares of Common Stock, incorporated by reference to M&I’s Current Report on Form 8-K filed November 14, 2008, SEC File No. 1-33488

	(b)	Form of Certificate for the Senior Preferred Stock, incorporated by reference to M&I’s Current Report on Form 8-K filed November 14, 2008, SEC File No. 1-33488

(10)	(a)	Deferred Compensation Trust between Marshall & Ilsley Corporation and Bessemer Trust Company dated April 28, 1987, as amended, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 1-15403*
	(b)	Marshall & Ilsley Corporation Amended and Restated Supplementary Retirement Benefits Plan, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-15403*

	(c)	Letter Agreement, dated June 17, 2002, between M&I Marshall & Ilsley Bank and Andrew N. Baur and Noncompete Agreement, dated June 17, 2002, between M&I and Andrew N. Baur, incorporated by reference to Old M&I’s Registration Statement on Form S-4 (Reg. No. 333-92472)*

	(d)	Amended and Restated Directors Deferred Compensation Plan of Marshall & Ilsley Corporation*

	(e)	Marshall & Ilsley Corporation Amended and Restated Deferred Compensation Trust II between M&I and Marshall & Ilsley Trust Company National Association, incorporated by reference to Old M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 1-15403*

	(f)	Marshall & Ilsley Corporation Amended and Restated Deferred Compensation Trust III between M&I and Marshall & Ilsley Trust Company National Association, incorporated by reference to Old M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 1-15403*

	(g)	Marshall & Ilsley Corporation 2003 Death Benefit Plan, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

	(h)	Death Benefit Award Agreement, dated December 30, 2003, between M&I and Mr. Kuester, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

	(i)	Death Benefit Award Agreement, dated December 30, 2003, between M&I and Mr. Wigdale, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

	(j)	Marshall & Ilsley Corporation Amended and Restated Annual Executive Incentive Compensation Plan, incorporated by reference to Old M&I’s Annual Report on Form 10- K for the fiscal year ended December 31, 2003*

	(k)	Marshall & Ilsley Corporation Amended and Restated Executive Deferred Compensation Plan*

(l)	Consulting Agreement dated December 15, 2004, between M&I and Mr. Wigdale, incorporated by reference to Old M&I’s Current Report on Form 8-K filed December 17, 2004, SEC File No. 1-15403*

(m)	Consulting Agreement dated December 15, 2004 between Southwest Bank of St. Louis and Mr. Baur, incorporated by reference to Old M&I’s Current Report on Form 8-K filed December 17, 2004, SEC File No. 1-15403*

(n)	2005 Directors Deferred Compensation Plan of Marshall & Ilsley Corporation*

(o)	Marshall & Ilsley Corporation 2005 Executive Deferred Compensation Plan*

(p)	Form of Restricted Stock Agreement, incorporated by reference to Old M&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, SEC File No. 1-15403*

(q)	Amended and Restated Marshall & Ilsley Corporation Nonqualified Retirement Benefit Plan, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2005, SEC File No. 1-15403*

(r)	Marshall & Ilsley Corporation Amended and Restated 1994 Long-Term Incentive Plan for Executives*

(s)	Transition and Consulting Agreement between the M&I and Dennis J. Kuester dated December 21, 2006, incorporated by reference to Old M&I’s Current Report on Form 8- K dated December 21, 2006, SEC File No. 1-15403*

(t)	Letter Agreement from M&I to Mark F. Furlong dated December 21, 2006 Containing the Terms of the Supplemental Executive Retirement Benefit, incorporated by reference to Old M&I’s Current Report on Form 8-K dated December 21, 2006, SEC File No. 1- 15403*

(u)	Marshall & Ilsley Corporation 2006 Equity Incentive Plan, as amended October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(v)	Marshall & Ilsley Corporation 2003 Executive Stock Option and Restricted Stock Plan, effective January 1, 2006, retroactive to January 1, 2005, as further amended on February 16, 2006 and October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(w)	Marshall & Ilsley Corporation 2000 Executive Stock Option and Restricted Stock Plan, effective January 1, 2006, retroactive to January 1, 2005, as further amended on October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(x)	Marshall & Ilsley Corporation Amended and Restated 1997 Executive Stock Option and Restricted Stock Plan, effective January 1, 2006, retroactive to January 1, 2005, as further amended on October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(y)	Marshall & Ilsley Corporation 1995 Directors Stock Option Plan, as amended on August 15, 2002, as further amended on October 19, 2002, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(z)	Marshall & Ilsley Corporation 1993 Executive Stock Option Plan, as amended on February 13, 1997, December 14, 1995, and December 12, 1996, as further amended on October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(aa)	Gold Banc Corporation, Inc. 1996 Equity Compensation Plan, as amended February 2, 2001, as further amended on October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(bb)	First Business Bancshares of Kansas City, Inc. 1994 Key Employee Stock Option Plan, as amended on October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(cc)	American Bancshares, Inc. and American Bank of Bradenton Incentive Stock Option Plan of 1996, as amended on October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1- 15403*

(dd)	American Bancshares, Inc. 1999 Stock Option and Equity Incentive Plan, as amended on October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(ee)	Trustcorp Financial, Inc. 1997 Non-Qualified Stock Option Plan, as amended, incorporated by reference to Old M&I’s Registration Statement on Form S-8 filed April 4, 2006, SEC File No. 333-132977*

(ff)	United Community Bankshares of Florida, Inc. Director Stock Option Plan, incorporated by reference to the United Community Bankshares of Florida, Inc. (n/k/a United Heritage Bankshares of Florida, Inc.) Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, SEC File No. 000-50287*

(gg)	United Community Bankshares of Florida, Inc. Officers’ and Employees’ Stock Option Plan, incorporated by reference to the United Community Bankshares of Florida, Inc. (n/k/a United Heritage Bankshares of Florida, Inc.) Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, SEC File No. 000-50287*

(hh)	Tax Allocation Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Holding Company, Metavante Corporation and New Marshall & Ilsley Corporation, incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

(ii)	Employee Matters Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Holding Company, Metavante Corporation and New Marshall & Ilsley Corporation, incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

(jj)	Form of Shareholders Agreement, incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

(kk)	Form of Stock Purchase Right Agreement, incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

(ll)	Excel Bank Corporation 2005 Equity Incentive Plan, incorporated by reference to Old M&I’s Registration Statement on Form S-3 filed July 5, 2007, SEC File No. 333- 144360*

(mm)	Amendment No. 1 to the Employee Matters Agreement, dated as of August 21, 2007, among M&I, Metavante Corporation, Metavante Holding Company and New M&I, incorporated by reference to Old M&I’s Current Report on Form 8-K filed September 5, 2007, SEC File No. 1-15403

(nn)	Assignment and Assumption Agreement dated January 1, 2007 relating to Mr. Furlong’s Supplemental Executive Retirement Benefit, by and between M&I LLC, M&I and Mr. Furlong, incorporated by reference to M&I’s Annual Report on Form 10-K for the year ended December 31, 2007, SEC File No. 1-33488*

(oo)	Form of Change of Control Agreements dated January 1, 2008 between M&I and Messrs. Furlong, O’Neill and Gregory A. Smith, incorporated by reference to M&I’s Annual Report on Form 10-K for the year ended December 31, 2007, SEC File No. 1-33488*
(pp)	Form of Change of Control Agreements dated January 1, 2008 between M&I and Messrs. Deneen, Ellis, Hogan, Kelly, Renard, Roberts, Root, Michael C. Smith and Ronald E. Smith and Ms. Justiliano and Ms. Knickerbocker, incorporated by reference to M&I’s Annual Report on Form 10-K for the year ended December 31, 2007, SEC File No. 1- 33488*

(qq)	Form of Change of Control Agreements dated December 18, 2008 between M&I and Messrs. Erickson and Krei, incorporated by reference to M&I’s Current Report on Form 8-K filed December 23, 2008, SEC File No. 1-33488*

(rr)	Letter Agreement, dated November 14, 2008, between M&I and the U.S. Treasury, including the Securities Purchase Agreement attached thereto, incorporated by reference to M&I’s Current Report on Form 8-K filed November 14, 2008, SEC File No. 1-33488

	(ss)	Form of Omnibus Amendment Agreements dated November 11, 2008 between M&I and Mr. Furlong, Gregory A. Smith and Messrs. O’Neill, Krei and Erickson, incorporated by reference to M&I’s Current Report on Form 8-K filed November 14, 2008, SEC File No. 1-33488*

(11)		Computation of Earnings Per Common Share, incorporated by reference to Note 4 of Notes to Consolidated Financial Statements included in Item 8, Consolidated Financial Statements and Supplementary Data

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