Form 10-Q
period 2009-03-31
MARSHALL & ILSLEY CORP
filed 2009-05-11
CIK 1399315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   [X]       No   [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).      Yes   [  ]       No   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   [X]      Accelerated filer    [  ]   Non-accelerated filer   [  ] (Do not check if a smaller reporting company)     Small reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $1.00 Par Value	265,722,191

MARSHALL & ILSLEY CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
($000’s except share data)

	March 31,	December 31,	March 31,
	2009	2008	2008
Assets:
Cash and cash equivalents:
Cash and due from banks	$744,861	$851,336	$1,359,808
Federal funds sold and security resale agreements	49,698	101,069	238,913
Money market funds	285,307	120,002	58,443
Total cash and cash equivalents	1,079,866	1,072,407	1,657,164

Interest bearing deposits at other banks	116,353	9,684	9,216

Trading assets, at fair value	686,723	518,361	195,195

Investment securities:
Available for sale, at fair value	7,540,076	7,430,552	7,530,947
Held to maturity, fair value $192,324 ($243,395 at December 31, 2008 and $331,429 at March 31, 2008)	187,551	238,009	322,466

Loans held for sale	305,082	220,391	192,694

Loans and leases	48,939,572	49,764,153	49,107,698
Allowance for loan and lease losses	(1,352,117)	(1,202,167)	(543,539)
Net loans and leases	47,587,455	48,561,986	48,564,159

Premises and equipment, net	570,303	564,789	513,305
Goodwill	607,954	605,144	2,095,368
Other intangible assets	150,154	158,305	151,100
Bank-owned life insurance	1,165,887	1,157,612	1,141,858
Other real estate owned (OREO)	344,271	320,908	177,806
Accrued interest and other assets	1,448,357	1,478,270	847,070
Total Assets	$61,790,032	$62,336,418	$63,398,348

Liabilities and Equity:
Deposits:
Noninterest bearing	$6,988,312	$6,879,994	$6,137,771
Interest bearing	32,576,052	34,143,147	32,589,048
Total deposits	39,564,364	41,023,141	38,726,819

Federal funds purchased and security repurchase agreements	2,513,039	1,190,000	3,614,947
Other short-term borrowings	2,823,244	2,868,033	3,430,483
Accrued expenses and other liabilities	1,100,063	1,370,969	970,055
Long-term borrowings	9,538,664	9,613,717	9,671,977
Total Liabilities	55,539,374	56,065,860	56,414,281

Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized; 1,715,000 shares issued and outstanding of Senior Preferred Stock, Series B (liquidation preference of $1,000 per share)	1,715	1,715	-
Common stock, $1.00 par value; 272,318,615 shares issued (272,318,615 shares at December 31, 2008 and 267,455,394 shares at March 31, 2008)	272,319	272,319	267,455
Additional paid-in capital	3,841,725	3,838,867	2,060,783
Retained earnings	2,419,433	2,538,989	4,989,349
Treasury stock, at cost: 6,617,041 shares (6,977,434 shares at December 31, 2008 and 8,338,022 shares at March 31, 2008)	(182,840)	(192,960)	(231,160)
Deferred compensation	(36,533)	(40,797)	(44,713)
Accumulated other comprehensive income, net of related taxes	(75,606)	(157,952)	(67,558)
Total Marshall & Ilsley Corporation shareholders' equity	6,240,213	6,260,181	6,974,156
Noncontrolling interest in subsidiaries	10,445	10,377	9,911
Total Equity	6,250,658	6,270,558	6,984,067
Total Liabilities and Equity	$61,790,032	$62,336,418	$63,398,348

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($000’s except share data)

	Three Months Ended March 31,
	2009	2008
Interest and fee income
Loans and leases	$566,334	$783,528
Investment securities:
Taxable	63,117	77,556
Exempt from federal income taxes	12,255	14,403
Trading securities	1,449	607
Short-term investments	628	2,916
Total interest and fee income	643,783	879,010
Interest expense
Deposits	138,089	272,774
Short-term borrowings	3,992	53,590
Long-term borrowings	99,956	122,262
Total interest expense	242,037	448,626

Net interest income	401,746	430,384
Provision for loan and lease losses	477,924	146,321
Net interest income (loss) after provision for loan and lease losses	(76,178)	284,063
Other income
Wealth management	62,682	71,886
Service charges on deposits	35,313	35,681
Gain on sale of mortgage loans	9,814	8,452
Other mortgage banking revenue	993	912
Net investment securities gains	72	25,716
Bank-owned life insurance revenue	9,316	12,395
Gain on termination of debt	3,056	-
OREO income	2,568	1,036
Other	52,892	55,155
Total other income	176,706	211,233
Other expense
Salaries and employee benefits	155,188	174,664
Net occupancy and equipment	33,793	31,202
Software expenses	6,598	6,233
Processing charges	33,722	32,085
Supplies, printing, postage and delivery	9,094	11,768
Professional services	19,181	13,479
Amortization of intangibles	5,794	5,945
OREO expenses	32,623	14,949
Other	49,164	25,240
Total other expense	345,157	315,565
Income (loss) before income taxes	(244,629)	179,731
Provision (benefit) for income taxes	(152,982)	33,300
Net income (loss)	(91,647)	146,431
Less: Net income attributable to noncontrolling interests	(319)	(222)
Net income (loss) attributable to Marshall & Ilsley Corporation	$(91,966)	$146,209
Preferred dividends	(24,959)	-
Net income (loss) attributable to Marshall & Ilsley Corporation common shareholders	$(116,925)	$146,209
Per share attributable to Marshall & Ilsley Corporation common shareholders:
Basic	$(0.44)	$0.56
Diluted	$(0.44)	$0.56
Dividends paid per common share	$0.01	$0.31
Weighted average common shares outstanding (000's):
Basic	264,544	259,973
Diluted	264,544	262,269

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($000’s)

	Three Months Ended March 31,
	2009	2008
Net Cash Provided by/(Used in) Operating Activities	$(63,732)	$84,301

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	46,023	105,759
Proceeds from maturities of securities available for sale	342,246	368,643
Proceeds from maturities of securities held to maturity	50,804	52,798
Purchases of securities available for sale	(488,323)	(305,392)
Net decrease/(increase) in loans and leases	352,247	(1,575,567)
Purchases of premises and equipment, net	(16,890)	(19,214)
Acquisitions, net of cash and cash equivalents acquired	(454)	(476,625)
Net proceeds from sale of OREO	49,684	14,413
Net cash provided by/(used in) investing activities	335,337	(1,835,185)

Cash Flows from Financing Activities:
Net increase/(decrease) in deposits	(1,460,417)	1,939,958
Net increase in short-term borrowings	1,281,558	132,935
Proceeds from issuance of long-term borrowings	375	809,389
Payments of long-term borrowings	(63,461)	(1,093,401)
Dividends paid on preferred stock	(21,676)	-
Dividends paid on common stock	(2,630)	(79,868)
Purchases of common stock	-	(130,870)
Proceeds from the issuance of common stock	2,105	7,393
Net cash provided by/(used in) financing activities	(264,146)	1,585,536
Net increase/(decrease) in cash and cash equivalents	7,459	(165,348)
Cash and cash equivalents, beginning of year	1,072,407	1,822,512
Cash and cash equivalents, end of period	$1,079,866	$1,657,164

Supplemental Cash Flow Information:
Cash paid/(received) during the period for:
Interest	$286,504	$488,201
Income taxes	(119,001)	(4,244)

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements
March 31, 2009 & 2008 (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.  In management’s opinion, the unaudited financial information included in this report reflects all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial position and results of operations as of and for the three months ended March 31, 2009 and 2008.  The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of results to be expected for the entire year.

2.	New Accounting Pronouncements

On January 1, 2009, the Corporation adopted the provisions of Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”).  The provisions of SFAS 160 establish accounting and reporting standards for ownership interests in consolidated subsidiaries held by parties other than the parent, previously known as minority interests and now known as noncontrolling interests, including the accounting treatment upon the deconsolidation of a subsidiary.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a separate component within total equity in the consolidated financial statements.  Additionally, consolidated net income is to be reported with separate disclosure of the amounts attributable to the parent and to the noncontrolling interests.

SFAS 160 is being applied prospectively, except for the provisions related to the presentation of noncontrolling interests.  As of March 31, 2009, December 31, 2008 and March 31, 2008, noncontrolling interests of $10,445, $10,377 and $9,911, respectively, have been reclassified from Accrued Expenses and Other Liabilities to Total Equity in the Consolidated Balance Sheets.  For the three months ended March 31, 2009 and 2008, net income attributable to noncontrolling interests of $319 and $222, respectively, is included in net income.  Prior to the adoption of SFAS 160, noncontrolling interests were a deduction to determine net income.  Under SFAS 160, noncontrolling interests are a deduction from net income used to arrive at net income attributable to the Corporation.  Earnings per common share has not been affected as a result of the adoption of the provisions of SAS 160.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following three FASB Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of investment securities:

FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

As permitted, the Corporation elected to early adopt the provisions of FSP FAS 157-4 and FSP FAS 115-2 as of January 1, 2009.  See Note 6 – Investment Securities for information regarding the impact of adopting FSP FAS 157-4 and FSP FAS 115-2.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2009 & 2008 (Unaudited)

FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Corporation’s interim period ending on June 30, 2009.  FSP FAS 107-1 and APB 28-1 amends only the Corporation's disclosure requirements.

3.	Fair Value Measurements

The Corporation adopted, except as discussed below, Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The standard generally applies whenever other standards require or permit assets or liabilities to be measured at fair value.  Under the standard, fair value refers to the price at the measurement date that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in which the reporting entity is engaged.  The standard does not expand the use of fair value in any new circumstances.  As permitted, adoption of SFAS 157 was delayed for certain nonfinancial assets and nonfinancial liabilities to January 1, 2009.

All changes resulting from the application of SFAS 157 were applied prospectively.  The effect of adoption has been recognized in either earnings or other comprehensive income, depending on the applicable accounting requirements for the particular asset or liability being measured.

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

Level 2- Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.  Fair values for these instruments are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

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

For the Corporation’s investments in government agencies, residential mortgage-backed securities and obligations of states and political subdivisions where quoted prices are not available for identical securities in an active market, the Corporation determines fair value utilizing vendors who apply matrix pricing for similar bonds where no price is observable or may compile prices from various sources.  These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.  Fair values from these models are verified, where possible, against quoted prices for recent trading activity of assets with similar characteristics to the security being valued.  Such methods are generally classified as Level 2.  However, when prices from independent sources vary, cannot be obtained or cannot be corroborated, a security is generally classified as Level 3.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2009 & 2008 (Unaudited)

The Corporation’s Private Equity investments generally take the form of investments in private equity funds.  The private equity investments are valued using the valuations and financial statements provided by the general partners on a quarterly basis.  The transaction price is used as the best estimate of fair value at inception.  When evidence supports a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values.  These nonpublic investments are included in Level 3 of the fair value hierarchy because they trade infrequently and, therefore, the fair value is unobservable.

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

Certain derivative transactions are executed with counterparties who are large financial institutions (“dealers”).  These derivative transactions primarily consist of interest rate swaps that are used for fair value hedges, cash flow hedges and economic hedges of interest rate swaps executed with the Corporation’s customers.  The Corporation and its subsidiaries maintain risk management policies and procedures to monitor and limit exposure to credit risk to derivative transactions with dealers.  Approved dealers for these transactions must have and maintain an investment grade rating on long-term senior debt from at least two nationally recognized statistical rating organizations or have a guarantor with an acceptable rating from such organizations.  International Swaps and Derivative Association Master Agreements (“ISDA”) and Credit Support Annexes (“CSA”) are employed for all contracts with dealers.  These agreements contain bilateral collateral arrangements.  Notwithstanding its policies and procedures, the Corporation recognizes that unforseen events could result in counterparty failure.  The Corporation also recognizes that there could be additional credit exposure due to certain industry conventions established for operational efficiencies.

On a quarterly basis, the Corporation performs an analysis using historical and market implied default and recovery rates that also consider certain industry conventions established for operational efficiencies to estimate the potential impact on the reported fair values of these derivative financial assets and liabilities due to counterparty credit risk and the Corporation’s own credit risk.  Based on this analysis, the Corporation determined that the impact of these factors was insignificant and did not make any additional credit risk adjustments for purposes of determining the reported fair values of these derivative assets and liabilities with dealers at March 31, 2009.

Certain derivative transactions are executed with customers whose counterparty credit risk is similar in nature to the credit risk associated with the Corporation’s lending activities.  As is the case with a loan, the Corporation evaluates the credit risk of each of these customers on an individual basis and, where deemed appropriate, collateral is obtained.  The type of collateral varies and is often the same collateral as the collateral obtained to secure a customer’s loan.  For purposes of assessing the potential impact of counterparty credit risk on the fair values of derivative assets with customers, the Corporation used a probability analysis to estimate the amount of expected loss exposure due to customer default at some point in the remaining term of the entire portfolio of customer derivative contracts outstanding at March 31, 2009.  While not significant, the Corporation did factor the estimated amount of expected loss due to customer default in the reported fair value of its customer derivative assets at March 31, 2009.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2009 & 2008 (Unaudited)

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2009 ($000’s):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets (1)
Trading Assets:
Trading securities	$-	$385,344	$-
Derivative assets	85	301,294	-
Total trading assets	$85	$686,638	$-

Investment securities available for sale (2)
Investment securities	$46	$6,886,438	$167,127
Private equity investments	-	-	66,222
Other	-	-	5,254
Total investment securities available for sale	$46	$6,886,438	$238,603

Liabilities (1)
Other short-term borrowings	$-	$168	$-
Accrued expenses and other liabilities:
Derivative liabilities	$55	$257,223	$-

(1)
The amounts presented above exclude certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage its interest rate risk.  These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2.  See Note 12 – Derivative Financial Instruments and Hedging Activities in Notes to Financial Statements for further information.

(2)
The investment securities included in Level 3 are primarily senior tranche asset-backed securities.  The amounts presented are exclusive of $362,890 of investments in Federal Reserve Bank and FHLB stock, which are bought and sold at par and are carried at cost, and $52,099 in affordable housing partnerships, which are generally carried on the equity method.

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with financial instruments measured using significant unobservable inputs (Level 3) during the three months ended March 31, 2009 ($000’s):

	Investment	Private Equity
	Securities (1)	Investments (2)	Other	Total
Balance at December 31, 2008	$135,953	$65,288	$5,903	$207,144
Net payments, purchases and sales	(1,008)	706	(255)	(557)
Discount accretion	49	-	160	209
Net transfers in and/or out of Level 3	(2,860)	-	-	(2,860)
Total gains or losses (realized or unrealized):
Included in earnings	-	228	52	280
Included in other comprehensive income	34,993	-	(606)	34,387
Balance at March 31, 2009	$167,127	$66,222	$5,254	$238,603

Unrealized gains or losses for the period included in earnings attributable to unrealized gains or losses for assets still held at March 31, 2009	$-	$191	$-	$191

(1)
Unrealized changes in fair value for available-for-sale investments (debt securities) are recorded in other comprehensive income, while gains and losses from sales are recorded in Net investment securities gains in the Consolidated Statements of Income.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2009 & 2008 (Unaudited)

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

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2008 ($000’s):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets (1)
Trading Assets:
Trading securities	$-	$44,608	$-
Derivative assets	332	150,255	-
Total trading assets	$332	$194,863	$-

Investment securities available for sale (2)
Investment securities	$313	$7,101,539	$16,390
Private equity investments	-	-	57,854
Other	-	-	6,213
Total investment securities available for sale	$313	$7,101,539	$80,457

Liabilities (1)
Accrued expenses and other liabilities:
Derivative liabilities	$308	$124,796	$-

(1)
The amounts presented above exclude certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage its interest rate risk.  These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2.  See Note 12 in Notes to Financial Statements for further information.

(2)
The amounts presented are exclusive of $312,155 of investments in Federal Reserve Bank and FHLB stock, which are bought and sold at par and are carried at cost, and $36,483 in affordable housing partnerships, which are generally carried on the equity method.

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with financial instruments measured using significant unobservable inputs (Level 3) during the three months ended March 31, 2008 ($000’s):

	Investment	Private Equity
	Securities (1)	Investments (2)	Other	Total
Balance at January 1, 2008	$2,066	$54,121	$9,030	$65,217
Net payments, purchases and sales	14,319	2,682	(977)	16,024
Discount accretion	5	-	209	214
Total gains or losses (realized or unrealized):
Included in earnings	-	1,051	(2,020)	(969)
Included in other comprehensive income	-	-	(29)	(29)
Balance at March 31, 2008	$16,390	$57,854	$6,213	$80,457

Unrealized gains or losses for the period included in earnings attributable to unrealized gains or losses for assets still held at March 31, 2008	$-	$(57)	$(2,020)	$(2,077)

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2009 & 2008 (Unaudited)

Loans held for sale are recorded at lower of cost or market and therefore are reported at fair value on a nonrecurring basis.  Such fair values are generally based on bids and are considered Level 2 fair values.  Nonaccrual loans greater than an established threshold are individually evaluated for impairment.  Impairment is measured based on the fair value of the collateral less estimated selling costs or the fair value of the loan (“collateral value method”).  All renegotiated loans are evaluated for impairment based on the present value of the estimated cash flows discounted at the loan’s original effective interest rate (“discounted cash flow method”).  A valuation allowance is recorded for the excess of the loan’s recorded investment over the amount determined by either the collateral value method or the discounted cash flow method.  This valuation allowance is a component of the Allowance for loan and lease losses.  The discounted cash flow method is not a fair value measure.  For the collateral value method, the Corporation generally obtains appraisals to support the fair value of collateral underlying loans.  Appraisals incorporate measures such as recent sales prices for comparable properties and costs of construction.  The Corporation considers these fair values Level 3.  For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $163,976 and $47,929 was recorded for loans with a recorded investment of $1,220,396 and $359,013 at March 31, 2009 and March 31, 2008, respectively.  See Note 8 – Allowance for Loan and Lease Losses in Notes to Consolidated Financial Statements for more information.

The Corporation has adopted Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value.  SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 does not change requirements for recognizing and measuring dividend income, interest income, or interest expense.  The Corporation did not elect to measure any existing financial instruments at fair value.  However, the Corporation may elect to measure newly acquired financial instruments at fair value in the future.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2009 & 2008 (Unaudited)

4.	Comprehensive Income

The following tables present the Corporation’s comprehensive income ($000’s):

	Three Months Ended March 31, 2009
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net loss			$(91,647)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$112,266	$(39,428)	$72,838
Reclassification for securities transactions included in net income	(246)	86	(160)
Total unrealized gains (losses) on available for sale investment securities	$112,020	$(39,342)	$72,678

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$614	$(215)	$399
Reclassification adjustments for hedging activities included in net income	14,555	(5,094)	9,461
Total net gains (losses) on derivatives hedging variability of cash flows	$15,169	$(5,309)	$9,860

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(350)	158	(192)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(350)	$158	$(192)
Other comprehensive income, net of tax			82,346
Total comprehensive income (loss)			(9,301)
Less: Comprehensive income attributable to the noncontrolling interest			(319)
Comprehensive income (loss) attributable to Marshall & Ilsley Corporation			$(9,620)

	Three Months Ended March 31, 2008
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net income			$146,431
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$31,196	$(11,233)	$19,963
Reclassification for securities transactions included in net income	(94)	33	(61)
Total unrealized gains (losses) on available for sale investment securities	$31,102	$(11,200)	$19,902

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$(57,147)	$20,001	$(37,146)
Reclassification adjustments for hedging activities included in net income	5,730	(2,005)	3,725
Total net gains (losses) on derivatives hedging variability of cash flows	$(51,417)	$17,996	$(33,421)

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(528)	196	(332)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(528)	$196	$(332)
Other comprehensive income (loss), net of tax			(13,851)
Total comprehensive income			132,580
Less: Comprehensive income attributable to the noncontrolling interest			(222)
Comprehensive income attributable to Marshall & Ilsley Corporation			$132,358

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2009 & 2008 (Unaudited)

5.	Earnings Per Common Share

A reconciliation of the numerators and denominators of the basic and diluted per common share computations are as follows (dollars and shares in thousands, except per share data):

	Three Months Ended March 31, 2009
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(91,966)
Preferred stock dividends	(24,959)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(116,925)	264,544	$(0.44)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(91,966)
Preferred stock dividends	(24,959)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(116,925)	264,544	$(0.44)

	Three Months Ended March 31, 2008
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic:
Net income attributable to Marshall & Ilsley Corporation	$146,209
Preferred stock dividends	-
Net income attributable to Marshall & Ilsley Corporation common shareholders	$146,209	259,973	$0.56

Effect of dilutive securities:
Stock option, restricted stock and other plans		2,296

Diluted:
Net income attributable to Marshall & Ilsley Corporation	$146,209
Preferred stock dividends	-
Net income attributable to Marshall & Ilsley Corporation common shareholders	$146,209	262,269	$0.56

The table below presents the options to purchase shares of common stock not included in the computation of diluted earnings per common share because the exercise price of the outstanding stock options was greater than the average market price of the common shares for the periods ended 2009 and 2008 (anti-dilutive options).  As a result of the Corporation’s reported net loss for the quarter ended March 31, 2009, all of the stock options outstanding were excluded from the computation of diluted earnings per common share (shares in thousands):

	Three Months Ended March 31,
	2009	2008
Shares	33,162	19,157

Price Range	$8.55 - $36.82	$24.97 - $36.82

At March 31, 2009, outstanding warrants to purchase 13,815,789 shares of the Corporation’s common stock were not included in the computation of diluted earnings per common share for the three months ended March 31, 2009 because of the reported net loss, and the exercise price of the warrant issued in connection with the Corporation’s participation in the U.S. Treasury Department’s Capital Purchase Program of $18.62 per share was greater than the average market price of the common shares for the period ended March 31, 2009.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2009 & 2008 (Unaudited)

Effective January 1, 2009, the Corporation adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  Under FSP EITF 03-6-1, unvested share-based payment awards that provide nonforfeitable rights to dividends (such as restricted stock units granted by the Corporation) are considered participating securities to be included in the computation of earnings per share pursuant to the “two-class method” described in FASB Statement No. 128, Earnings per Share.  There was no impact to the Corporation’s current or prior periods presented as a result of the adoption of FSP EITF 03-6-1.

6.	Investment Securities

The amortized cost and fair value of selected investment securities, by major security type, held by the Corporation were as follows ($000's):

	March 31, 2009		December 31, 2008		March 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. treasury and government agencies	$5,447,899	$5,545,963	$5,664,947	$5,679,970	$5,879,048	$5,893,264
States and political subdivisions	911,880	919,900	874,183	880,497	880,542	897,900
Residential mortgage backed securities	301,394	288,500	175,740	165,757	114,608	112,213

Corporate notes	152,980	149,779	133,844	134,295	10,000	10,000
Cash flow hedge - corporate notes	484	484	121	121	-	-
Corporate notes	153,464	150,263	133,965	134,416	10,000	10,000

Asset backed securities (a)	210,755	144,534	211,676	110,931	214,608	200,153
Equity	115	46	115	127	115	313
Private Equity investments	66,234	66,222	65,300	65,288	57,866	57,854
Federal Reserve Bank & FHLB stock	362,890	362,890	339,779	339,779	312,155	312,155
Affordable Housing Partnerships	52,099	52,099	43,481	43,481	36,483	36,483
Foreign	4,405	4,405	4,403	4,403	4,399	4,399
Other	4,423	5,254	4,465	5,903	5,988	6,213
Total	$7,515,558	$7,540,076	$7,518,054	$7,430,552	$7,515,812	$7,530,947

Investment securities held to maturity:
States and political subdivisions	$186,551	$191,324	$237,009	$242,395	$321,466	$330,429
Foreign	1,000	1,000	1,000	1,000	1,000	1,000
Total	$187,551	$192,324	$238,009	$243,395	$322,466	$331,429

(a)
As of March 31, 2009, the Corporation incorporated a discounted cash flow valuation methodology, which involves an evaluation of the credit quality of the underlying collateral, cash flow structure and risk adjusted discount rates, with market or broker quotes for certain senior tranche asset backed securities that met the criteria of FSP FAS 157-4 for the use of such a valuation methodology.  Primarily as a result of this change, the fair value of these securities increased, however, the amount was not material.  This change was accounted for as a change in estimate and included in the unrealized gain included in other comprehensive income for the three months ended March 31, 2009.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2009 & 2008 (Unaudited)

The unrealized gains and losses of selected securities, by major security type were as follows ($000’s):

	March 31, 2009		December 31, 2008		March 31, 2008
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Investment securities available for sale:
U.S. treasury and government agencies	$131,499	$33,435	$93,541	$78,518	$75,165	$60,949
States and political subdivisions	20,480	12,460	19,387	13,073	21,966	4,608
Residential mortgage backed securities	935	13,829	214	10,197	133	2,528

Corporate notes	234	3,435	464	13	-	-
Cash flow hedge - corporate notes	-	-	-	-	-	-
Corporate notes	234	3,435	464	13	-	-

Asset backed securities	-	66,221	-	100,745	137	14,592
Equity	-	69	12	-	198	-
Private Equity investments	52	64	52	64	52	64
Federal Reserve Bank & FHLB stock	-	-	-	-	-	-
Affordable Housing Partnerships	-	-	-	-	-	-
Foreign	-	-	-	-	-	-
Other	831	-	1,438	-	225	-
Total	$154,031	$129,513	$115,108	$202,610	$97,876	$82,741

Investment securities held to maturity:
States and political subdivisions	$4,933	$160	$5,562	$176	$9,034	$71
Foreign	-	-	-	-	-	-
Total	$4,933	$160	$5,562	$176	$9,034	$71

The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2009 ($000’s):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. treasury and government agencies	$342,841	$5,316	$1,058,923	$28,119	$1,401,764	$33,435
States and political subdivisions	91,205	3,083	127,602	9,537	218,807	12,620
Residential mortgage backed securities	141,812	8,573	57,652	5,256	199,464	13,829
Corporate notes	91,239	3,435	-	-	91,239	3,435
Asset backed securities	995	4	143,119	66,217	144,114	66,221
Equity	46	69	-	-	46	69
Private Equity investments	-	-	-	64	-	64
Federal Reserve Bank & FHLB stock	-	-	-	-	-	-
Affordable Housing Partnerships	-	-	-	-	-	-
Foreign	1,150	-	400	-	1,550	-
Other	-	-	-	-	-	-
Total	$669,288	$20,480	$1,387,696	$109,193	$2,056,984	$129,673

The investment securities in the above table were temporarily impaired at March 31, 2009.  This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on March 31, 2009.  The temporary impairment in the investment securities portfolio is the result of increases in market interest rates since the investment securities were acquired and not from deterioration in the creditworthiness of the issuer.  At March 31, 2009, the Corporation does not have the intent to sell these temporarily impaired investment securities until a recovery of fair value, which may be maturity, and it is more likely than not that the Corporation will not have to sell the investment securities prior to recovery of fair value.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2009 & 2008 (Unaudited)

7.	Loans and Leases

The Corporation's loan and lease portfolio, including loans held for sale, consisted of the following ($000's):

	March 31,	December 31,	March 31,
	2009	2008	2008
Commercial, financial and agricultural	$14,576,302	$14,880,153	$14,900,926
Cash flow hedge - variable rate loans	-	-	153
Commercial, financial and agricultural	14,576,302	14,880,153	14,901,079

Real estate:
Commercial mortgage	12,998,926	12,541,506	11,573,266
Residential mortgage	5,711,033	5,733,908	5,357,741
Construction and development	8,251,351	9,043,263	10,367,516
Home equity loans and lines of credit	5,025,092	5,082,046	4,722,121
Total real estate	31,986,402	32,400,723	32,020,644

Personal	1,951,956	1,929,374	1,665,482
Lease financing	729,994	774,294	713,187
Total loans and leases	$49,244,654	$49,984,544	$49,300,392

During the quarter ended March 31, 2009 and 2008, loans transferred to OREO amounted to $128,213 and $86,946, respectively.  These amounts are considered non-cash transactions for cash flow purposes.

8.	Allowance for Loan and Lease Losses

An analysis of the allowance for loan and lease losses follows ($000's):

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$1,202,167	$496,191
Allowance of loans and leases acquired	-	32,110
Provision charged to expense	477,924	146,321
Charge-offs	(340,223)	(135,829)
Recoveries	12,249	4,746
Balance at end of period	$1,352,117	$543,539

As of March 31, 2009 and 2008, nonaccrual loans and leases totaled $2,074,553 and $774,137 and renegotiated loans totaled $445,995 and $97, respectively.

For purposes of impairment testing, nonaccrual loans greater than one million dollars and all renegotiated loans were individually assessed for impairment.  Renegotiated loans are evaluated at the present value of expected future cash flows discounted at the loan’s effective interest rate.  Nonaccrual loans below the threshold were collectively evaluated as homogeneous pools.  The required valuation allowance is included in the allowance for loan and lease losses in the Consolidated Balance Sheets.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2009 & 2008 (Unaudited)

At March 31, 2009 and 2008, the Corporation’s recorded investment in impaired loans and leases and the related valuation allowance are as follows ($000's):

	March 31, 2009		March 31, 2008
	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance
Total nonaccrual and renegotiated loans and leases	$2,520,548		$774,234
Less: nonaccrual loans held for sale	(113,737)		(1,288)
Total impaired loans and leases	$2,406,811		$772,946
Loans and leases excluded from individual evaluation	(838,941)		(413,933)
Impaired loans evaluated	$1,567,870		$359,013

Valuation allowance required	$1,026,947	$222,827	$251,583	$47,929
No valuation allowance required	540,923	-	107,430	-
Impaired loans evaluated	$1,567,870	$222,827	$359,013	$47,929

The average recorded investment in total impaired loans and leases for the quarters ended March 31, 2009 and2008 amounted to $2,271,378 and $817,146, respectively.

The amount of cumulative charge-offs recorded on the Corporation’s nonaccrual loans outstanding at March 31,2009 was approximately $665.1 million.

9.	Financial Asset Sales

The Corporation discontinued, on a recurring basis, the sale and securitization of automobile loans into the secondary market.  The carrying values of the remaining retained interests associated with the securitizations are reviewed on a monthly basis to determine if there is a decline in value that is other than temporary.  The propriety of the assumptions used based on current historical experience as well as the sensitivities of the carrying value of the retained interests to adverse changes in the key assumptions are reviewed periodically.  The Corporation believes that its estimates result in a reasonable carrying value of the retained interests.

Retained interests and other assets consisted of the following ($000’s):

March 31, 2009
Interest-only strips	$5,254
Cash collateral accounts	35,271
Servicing advances	68
Total retained interests	$40,593

There were no impairment losses associated with the remaining retained interests held in the form of interest-only strips and cash collateral accounts in the first quarter of 2009.  For the three months ended March 31, 2008, impairment losses amounted to $2.3 million.  The impairment in the first quarter of 2008 was primarily the result of the differences between the actual credit losses experienced compared to the expected credit losses used in measuring the retained interests.

Net trading gains associated with the auto securitization-related interest rate swap amounted to $0.4 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively.

At March 31, 2009, securitized automobile loans and other automobile loans managed together with them, along with delinquency and credit loss information, consisted of the following ($000’s):

	Securitized	Portfolio	Total Managed
Loan balances	$286,743	$668,054	$954,797
Principal amounts of loans 60 days or more past due	2,155	1,110	3,265
Net credit losses year to date	1,681	669	2,350

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2009 & 2008 (Unaudited)

10.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the three months ended March 31, 2009 were as follows ($000’s):

	Commercial	Wealth
	Banking	Management	Others	Total
Goodwill balance at December 31, 2008	$327,246	$157,121	$120,777	$605,144
Purchase accounting adjustments	-	2,810	-	2,810
Goodwill balance at March 31, 2009	$327,246	$159,931	$120,777	$607,954

Purchase accounting adjustments for Wealth Management represent adjustments made to the initial estimates of fair value associated with the acquisition of Taplin, Canida & Habacht (“TCH”).

The changes in the carrying amount of goodwill for the three months ended March 31, 2008 were as follows ($000’s):

	Commercial	Community	Wealth
	Banking	Banking	Management	Others	Total
Goodwill balance at December 31, 2007	$922,264	$560,332	$114,572	$87,777	$1,684,945
Goodwill acquired during the period	327,257	81,335	-	-	408,592
Purchase accounting adjustments	-	-	1,831	-	1,831
Goodwill balance at March 31, 2008	$1,249,521	$641,667	$116,403	$87,777	$2,095,368

Goodwill acquired during the first quarter of 2008 included initial goodwill of $408.6 million for the acquisition of First Indiana.  Purchase accounting adjustments for Wealth Management represent adjustments made to the initial estimates of fair value associated with the acquisition of North Star Financial Corporation.

At March 31, 2009, the Corporation’s other intangible assets consisted of the following ($000’s):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other intangible assets
Core deposit intangible	$254,229	$(138,336)	$115,893
Trust customers	28,424	(5,015)	23,409
Tradename	3,975	(617)	3,358
Other intangibles	6,787	(1,647)	5,140
	$293,415	$(145,615)	$147,800
Mortgage loan servicing rights			$2,354

At March 31, 2008, the Corporation’s other intangible assets consisted of the following ($000’s):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Other intangible assets
Core deposit intangible	$254,229	$(118,709)	$135,520
Trust customers	11,479	(3,209)	8,270
Tradename	1,360	(257)	1,103
Other intangibles	4,155	(620)	3,535
	$271,223	$(122,795)	$148,428
Mortgage loan servicing rights			$2,672

Amortization expense of other intangible assets for the three months ended March 31, 2009 and 2008 amounted to $5.5 million and $5.6 million, respectively.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2009 & 2008 (Unaudited)

Amortization of mortgage loan servicing rights amounted to $0.3 million for the three months ended March 31, 2009 and 2008, respectively.

The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five fiscal years are ($000’s):

2010	$22,444
2011	19,023
2012	16,586
2013	14,164
2014	12,225

11.	Deposits

The Corporation's deposit liabilities consisted of the following ($000's):

	March 31,	December 31,	March 31,
	2009	2008	2008
Noninterest bearing demand	$6,988,312	$6,879,994	$6,137,771
Interest bearing:
Savings and NOW	3,628,284	3,454,085	3,186,623

Money Market	10,613,915	10,753,000	11,673,038

CD's $100,000 and over:
CD's $100,000 and over	11,757,126	12,301,142	10,207,200
Cash flow hedge - Institutional CDs	22,933	27,737	30,510
Total CD's $100,000 and over	11,780,059	12,328,879	10,237,710

Other time	5,945,355	5,743,480	4,616,596

Foreign	608,439	1,863,703	2,875,081

Total interest bearing	32,576,052	34,143,147	32,589,048

Total deposits	$39,564,364	$41,023,141	$38,726,819

12.	Derivative Financial Instruments and Hedging Activities

The following is an update of the Corporation’s use of derivative financial instruments and its hedging activities as described in its Annual Report on Form 10-K for the year ended December 31, 2008.  There were no significant new hedging strategies employed during the three months ended March 31, 2009.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2009 & 2008 (Unaudited)

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

The following tables summarize the balance sheet category and fair values of trading derivatives not designated as hedging instruments under SFAS 133:

	Notional		Fair
	Amount		Value
March 31, 2009	($ in millions)	Balance Sheet Category	($ in millions)
Assets:
Interest rate contracts - swaps	$4,844.8	Trading assets	$297.9
Interest rate contracts - purchased interest rate caps	184.0	Trading assets	1.2
Equity derivative contracts - equity indexed CDs	49.2	Trading assets	2.2
Equity derivative contracts - warrants	0.1	Trading assets	0.1
Total assets			301.4

Liabilities:
Interest rate contracts - swaps	$4,690.0	Accrued expenses and other liabilities	$253.8
Interest rate contracts - sold interest rate caps	203.8	Accrued expenses and other liabilities	1.2
Interest rate contracts - interest rate futures	1,427.0	Accrued expenses and other liabilities	0.1
Equity derivative contracts - equity indexed CDs	49.1	Accrued expenses and other liabilities	2.2
Total liabilities			257.3

Net positive fair value impact			$44.1

	Notional		Fair
	Amount		Value
March 31, 2008	($ in millions)	Balance Sheet Category	($ in millions)
Assets:
Interest rate contracts - swaps	$3,194.3	Trading assets	$149.3
Interest rate contracts - purchased interest rate caps	93.7	Trading assets	1.0
Equity derivative contracts - equity indexed CDs	3.1	Trading assets	-
Equity derivative contracts - warrants	0.1	Trading assets	0.3
Total assets			150.6

Liabilities:
Interest rate contracts - swaps	$2,821.9	Accrued expenses and other liabilities	$123.8
Interest rate contracts - sold interest rate caps	93.7	Accrued expenses and other liabilities	1.0
Interest rate contracts - interest rate futures	2,221.0	Accrued expenses and other liabilities	0.3
Total liabilities			125.1
Net positive fair value impact			$25.5

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2009 & 2008 (Unaudited)

The following tables summarize the income statement categories of the gain or (loss) recognized in income on trading derivatives not designated as hedging instruments under SFAS 133:

		Amount of
		Gain or (Loss)
	Category of Gain or (Loss)	Recognized in Income
	Recognized in Income	on Derivative
Three Months Ended March 31, 2009	on Derivative	($ in millions)
Interest Rate Contracts – Swaps	Other income - Other	$3.2
Interest Rate Contracts – Purchased Interest Rate Caps	Other income - Other	1.0
Interest Rate Contracts – Sold Interest Rate Caps	Other income - Other	(1.0)
Interest Rate Contracts – Interest Rate Futures	Other income - Other	(0.5)
Equity Derivative Contracts – Equity-Indexed CDs	Other income - Other	-
Equity Derivative Contracts – Warrants	Other income - Other	(0.0)

		Amount of
		Gain or (Loss)
	Category of Gain or (Loss)	Recognized in Income
	Recognized in Income	on Derivative
Three Months Ended March 31, 2008	on Derivative	($ in millions)
Interest Rate Contracts – Swaps	Other income - Other	$11.3
Interest Rate Contracts – Purchased Interest Rate Caps	Other income - Other	1.0
Interest Rate Contracts – Sold Interest Rate Caps	Other income - Other	(1.0)
Interest Rate Contracts – Interest Rate Futures	Other income - Other	(6.5)
Equity Derivative Contracts – Warrants	Other income - Other	(0.2)

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2009 & 2008 (Unaudited)

Fair Value Hedges and Cash Flow Hedges

The Corporation uses various derivative instruments that qualify as hedging relationships under SFAS 133.  These instruments are designated as either fair value hedges or cash flow hedges.  The Corporation recognizes these derivative instruments as either assets or liabilities at fair value in the statement of financial position.

The Corporation employs certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage its interest rate risk.  These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2.  See Note 3 – Fair Value Measurements in Notes to Financial Statements for additional information.

The following tables summarize the balance sheet category and fair values of derivatives designated as hedging instruments under SFAS 133:

						Weighted
			Notional	Balance	Fair	Average
	Derivative	Hedged	Amount	Sheet	Value	Remaining
March 31, 2009	Type	Item	($ in millions)	Category	($ in millions)	Term (Years)
Assets
Interest rate contracts:
Receive fixed rate swaps	Cash Flow	Corporate notes - AFS	$57.4	Investment securities	$0.5	1.3
Total assets					0.5

Liabilities
Interest rate contracts:
Receive fixed rate swaps	Fair Value	Institutional CDs	$25.0	Deposits	$(2.6)	27.2
Receive fixed rate swaps	Fair Value	Callable CDs	5,746.5	Deposits	3.0	13.6
Receive fixed rate swaps	Fair Value	Brokered Bullet CDs	209.3	Deposits	(13.4)	4.2
Pay fixed rate swaps	Cash Flow	Institutional CDs	550.0	Deposits	22.9	1.1

Receive fixed rate swaps	Fair Value	Fixed rate bank notes	428.2	Long-term borrowings	(43.3)	7.4
Pay fixed rate swaps	Cash Flow	FHLB advances	1,060.0	Long-term borrowings	91.5	2.8
Pay fixed rate swaps	Cash Flow	Floating rate bank notes	429.6	Long-term borrowings	27.8	2.0
Receive fixed rate swaps	Fair Value	Medium term notes	6.9	Long-term borrowings	(0.1)	18.9
Total liabilities					85.8
Net negative fair value impact					$(85.3)

						Weighted
			Notional	Balance	Fair	Average
	Derivative	Hedged	Amount	Sheet	Value	Remaining
March 31, 2008	Type	Item	($ in millions)	Category	($ in millions)	Term (Years)
Assets
Interest rate contracts:
Receive fixed rate swaps	Cash Flow	Variable rate loans	$100.0	Loans and leases	$0.2	0.3
Total assets					0.2

Liabilities
Interest rate contracts:
Receive fixed rate swaps	Fair Value	Institutional CDs	$50.0	Deposits	$(1.3)	28.2
Receive fixed rate swaps	Fair Value	Callable CDs	2,232.9	Deposits	5.2	12.2
Receive fixed rate swaps	Fair Value	Brokered Bullet CDs	210.8	Deposits	(3.1)	5.2
Pay fixed rate swaps	Cash Flow	Institutional CDs	800.0	Deposits	30.5	1.5

Receive fixed rate swaps	Fair Value	Fixed rate bank notes	100.0	Long-term borrowings	(0.1)	8.1
Receive fixed rate swaps	Fair Value	Fixed rate bank notes	354.5	Long-term borrowings	(18.6)	7.7
Pay fixed rate swaps	Cash Flow	FHLB advances	800.0	Long-term borrowings	68.0	4.3
Pay fixed rate swaps	Cash Flow	Floating rate bank notes	550.0	Long-term borrowings	23.3	1.7
Receive fixed rate swaps	Fair Value	Medium term notes	7.0	Long-term borrowings	-	19.9
Total liabilities					103.9
Net negative fair value impact					$(103.7)

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2009 & 2008 (Unaudited)

The effect of fair value hedges under SFAS 133 on the Consolidated Statements of Income for the three months ended March 31, 2009 and 2008 ($ in millions):

Three Months Ended March 31, 2009

		Amount of		Amount of
Derivatives	Category of	Gain (Loss)	Category of	Gain (Loss)
Designated as	Gain (Loss)	Recognized	Gain (Loss)	Recognized
Hedging Instruments	Recognized in Income	in Income	Recognized in Income	in Income
under SFAS 133	on Derivative	on Derivative	on Hedged Item	on Hedged Item

Interest rate contracts
	Interest expense:		Interest expense:
	Deposits:		Deposits:
Receive fixed rate swaps	Institutional CDs	$0.4	Institutional CDs	$(0.1)
Receive fixed rate swaps	Callable CDs	(40.1)	Callable CDs	103.4
Receive fixed rate swaps	Brokered Bullet CDs	0.5	Brokered Bullet CDs	1.1

	Long-term borrowings:		Long-term borrowings:
Receive fixed rate swaps	Fixed rate bank notes	(8.4)	Fixed rate bank notes	10.6
Receive fixed rate swaps	Medium term notes	(0.1)	Medium term notes	0.1
Receive fixed rate swaps	Other	-	Other	0.1
	Total	$(47.7)	Total	$115.2

Three Months Ended March 31, 2008

		Amount of		Amount of
Derivatives	Category of	Gain (Loss)	Category of	Gain (Loss)
Designated as	Gain (Loss)	Recognized	Gain (Loss)	Recognized
Hedging Instruments	Recognized in Income	in Income	Recognized in Income	in Income
under SFAS 133	on Derivative	on Derivative	on Hedged Item	on Hedged Item

Interest rate contracts
	Interest expense:		Interest expense:
	Deposits:		Deposits:
Receive fixed rate swaps	Institutional CDs	$1.3	Institutional CDs	$(1.0)
Receive fixed rate swaps	Callable CDs	1.0	Callable CDs	3.2
Receive fixed rate swaps	Brokered Bullet CDs	3.2	Brokered Bullet CDs	(3.1)

	Long-term borrowings:		Long-term borrowings:
Receive fixed rate swaps	Fixed rate bank notes	17.9	Fixed rate bank notes	(17.4)
Receive fixed rate swaps	Medium term notes	-	Medium term notes	(0.1)
Receive fixed rate swaps	Other	-	Other	0.1
	Total	$23.4	Total	$(18.3)

For the three months ended March 31, 2009 and 2008, respectively, the impact to net interest income due to ineffectiveness was not material.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2009 & 2008 (Unaudited)

The effect of cash flow hedges under SFAS 133 for the three months ended March 31, 2009 and 2008 ($ in millions):

March 31, 2009
				Category of	Amount
	Amount of			Amount Reclassified	Reclassified
	Gain (Loss)			from Accumulated OCI	from Accumulated OCI
Derivatives in SFAS 133	Recognized in OCI on Derivative			into Earnings	into Earnings
Cash Flow Hedging Relationships	(Effective Portion)			(Effective Portion)	(Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest and fee income
Investment securities - Corporate notes AFS	$0.4	$(0.1)	$0.3	Investment securities - Corporate notes AFS	$-	$-	$-

Interest rate contracts				Interest expense
Deposits:				Deposits:
Institutional CDs	0.2	(0.1)	0.1	Institutional CDs	4.6	(1.6)	3.0

Long-term borrowings:				Long-term borrowings:
FHLB advances	(0.7)	0.3	(0.4)	FHLB advances	7.6	(2.7)	4.9
Floating rate bank notes	0.7	(0.3)	0.4	Floating rate bank notes	2.2	(0.7)	1.5
Other	-	-	-	Other (1)	0.2	(0.1)	0.1
	$0.6	$(0.2)	$0.4		$14.6	$(5.1)	$9.5

(1) Represents amortization for the three months ended March 31, 2009 from the termination of swaps.

March 31, 2008
				Category of	Amount
	Amount of			Amount Reclassified	Reclassified
	Gain (Loss)			from Accumulated OCI	from Accumulated OCI
Derivatives in SFAS 133	Recognized in OCI on Derivative			into Earnings	into Earnings
Cash Flow Hedging Relationships	(Effective Portion)			(Effective Portion)	(Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest and fee income
Loans and leases - Variable rate loans	$0.5	$(0.2)	$0.3	Loans and leases - Variable rate loans	$0.3	$(0.1)	$0.2

Interest rate contracts				Interest expense
Deposits:				Deposits:
Institutional CDs	(14.5)	5.1	(9.4)	Institutional CDs	2.0	(0.7)	1.3

Long-term borrowings:				Long-term borrowings:
FHLB advances	(32.2)	11.3	(20.9)	FHLB advances	2.5	(0.9)	1.6
Floating rate bank notes	(10.9)	3.8	(7.1)	Floating rate bank notes	0.7	(0.2)	0.5
Other	-	-	-	Other (1)	0.2	(0.1)	0.1
	$(57.1)	$20.0	$(37.1)		$5.7	$(2.0)	$3.7

(1) Represents amortization for the three months ended March 31, 2008 from the termination of swaps.

The gain recognized in income representing the ineffective portion of the hedging relationships and excluded from the assessment of hedge effectiveness was not material for the three months ended March 31, 2009 and 2008.  The estimated reclassification from accumulated other comprehensive income related to cash flow hedges in the next twelve months is approximately $57.8 million.

13.	Postretirement Health Plan

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2009 & 2008 (Unaudited)

Net periodic postretirement benefit cost for the three months ended March 31, 2009 and 2008 included the following components ($000's):

	Three Months Ended March 31,
	2009	2008
Service cost	$235	$238
Interest cost on APBO	980	984
Expected return on plan assets	(396)	(435)
Prior service amortization	(560)	(593)
Actuarial loss amortization	210	75
Net periodic postretirement benefit cost	$469	$269

Benefit payments and expenses, net of participant contributions, for the three months ended March 31, 2009 amounted to $1.2 million.

The funded status, which is the accumulated postretirement benefit obligation net of fair value of plan assets, as of March 31, 2009 is as follows ($000’s):

Total funded status, December 31, 2008	$(36,576)
Service cost	(235)
Interest cost on APBO	(980)
Expected return on plan assets	396
Employer contributions/payments	1,212
Subsidy (Medicare Part D)	(195)
Total funded status, March 31, 2009	$(36,378)

14.	Business Segments

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

During the second quarter of 2008, management consolidated certain lending activities and transferred the related assets and goodwill from the Community Banking segment to the National Consumer Lending Division reporting unit, which is a component of Others.  Prior period segment information has been adjusted to reflect the transfer.

Total Revenues by type in Others consist of the following ($ in millions):

	Three Months Ended March 31,
	2009	2008
Capital Markets Division	$13.0	$14.5
National Consumer Banking Division	40.0	27.5
Administrative & Other	13.7	42.0
Other	66.9	72.3
Total	$133.6	$156.3

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2009 & 2008 (Unaudited)

	Three Months Ended March 31, 2009 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$199.6	$173.4	$15.0	$(14.6)	$54.9	$(19.5)	$(7.1)	$401.7
Provision for loan and lease losses	154.4	133.5	10.0	-	180.0	-	-	477.9
Net interest income after provision for loan and lease losses	45.2	39.9	5.0	(14.6)	(125.1)	(19.5)	(7.1)	(76.2)
Other income	26.7	47.8	64.9	11.9	78.7	33.1	(86.4)	176.7
Other expense	57.6	178.8	56.6	10.9	98.3	29.7	(86.7)	345.2
Income before income taxes	14.3	(91.1)	13.3	(13.6)	(144.7)	(16.1)	(6.8)	(244.7)
Provision (benefit) for income taxes	5.7	(36.4)	5.7	(5.4)	(106.0)	(9.5)	(7.1)	(153.0)
Net income (loss)	8.6	(54.7)	7.6	(8.2)	(38.7)	(6.6)	0.3	(91.7)
Less: Noncontrolling interest	-	-	-	-	-	-	(0.3)	(0.3)
Segment income	$8.6	$(54.7)	$7.6	$(8.2)	$(38.7)	$(6.6)	$-	$(92.0)

Identifiable assets	$25,478.6	$18,322.9	$1,676.2	$8,866.8	$7,807.8	$3,323.5	$(3,685.8)	$61,790.0

	Three Months Ended March 31, 2008 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$188.9	$196.1	$14.5	$1.5	$44.8	$(8.4)	$(7.0)	$430.4
Provision for loan and lease losses	120.2	26.7	2.9	-	(3.5)	-	-	146.3
Net interest income after provision for loan and lease losses	68.7	169.4	11.6	1.5	48.3	(8.4)	(7.0)	284.1
Other income	24.7	43.8	74.3	11.0	111.5	29.7	(83.8)	211.2
Other expense	64.3	159.2	60.7	3.8	96.8	14.8	(84.0)	315.6
Income before income taxes	29.1	54.0	25.2	8.7	63.0	6.5	(6.8)	179.7
Provision (benefit) for income taxes	11.6	21.6	10.2	3.5	(8.0)	1.4	(7.0)	33.3
Net income	17.5	32.4	15.0	5.2	71.0	5.1	0.2	146.4
Less: Noncontrolling interest	-	-	-	-	-	-	(0.2)	(0.2)
Segment income	$17.5	$32.4	$15.0	$5.2	$71.0	$5.1	$-	$146.2

Identifiable assets	$27,406.7	$19,373.5	$1,484.3	$8,951.8	$6,679.7	$2,750.0	$(3,247.7)	$63,398.3

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2009 & 2008 (Unaudited)
15.	Guarantees

Securities Lending

As described in Note 24 – Guarantees, in Notes to Consolidated Financial Statements in Item 8 of the Corporation’s 2008 Annual Report on Form 10-K, as part of securities custody activities and at the direction of trust clients, the Corporation’s Wealth Management segment lends securities owned by its clients to borrowers who have been evaluated for credit risk in a manner similar to that employed in making lending decisions.  In connection with these activities, Marshall & Ilsley Trust Company N.A. (“M&I Trust”) has issued an indemnification against loss resulting from the default by a borrower under the master securities loan agreement due to the failure of the borrower to return loaned securities when due.  The borrowing party is required to fully collateralize securities received with cash or marketable securities.  As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest and the collateral is revalued on a daily basis.  The amount of securities loaned subject to indemnification was $6.8 billion at March 31, 2009, $8.2 billion at December 31, 2008 and $10.1 billion at March 31, 2008.  Because of the requirement to fully collateralize the securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected on the Consolidated Balance Sheets at March 31, 2009, December 31, 2008 and March 31, 2008, related to these indemnifications.

Capital Support Agreement

Certain entities within the Wealth Management segment are the investment advisor and trustee of the M&I Employee Benefit Stable Principal Fund (“SPF”).  The SPF periodically participates in securities lending activities. Although not obligated to do so, during the first quarter of 2009, the Corporation entered into a capital support agreement with SPF that replaced all prior agreements. Under the terms of the agreement, the Corporation would be required to contribute capital, under certain specific and defined circumstances and not to exceed $90.0 million in the aggregate and for no consideration, should certain asset loss events occur. The agreement expires June 30, 2009 and contains terms that provide for three month renewals with all of the significant terms, including maximum contribution limits, remaining unchanged.  At March 31, 2009, the estimated fair value of the contingent liability under the agreements that is recorded within other liabilities in the Consolidated Balance Sheet and corresponding expense which is reported in the line Other within Other Expense in the Consolidated Statements of Income amounted to $4.4 million.  As of May 10, 2009, no contributions have been made under the agreement.

Visa Litigation Update

There have been no material changes to the status of the Visa litigation matters since December 31, 2008.  See Note 24 – Guarantees, in Notes to Consolidated Financial Statements in Item 8 of the Corporation’s 2008 Annual Report on Form 10-K.

16.	Other Contingent Liabilities

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS (Unaudited)
($000’s)

	Three Months Ended March 31,
	2009	2008
Assets
Cash and due from banks	$803,166	$952,967
Trading assets	584,985	178,308
Short-term investments	570,380	332,197
Investment securities:
Taxable	6,607,387	6,668,786
Tax-exempt	1,081,673	1,242,520
Total investment securities	7,689,060	7,911,306
Loans and leases:
Loans and leases, net of unearned income	49,815,699	48,609,992
Allowance for loan and lease losses	(1,245,441)	(557,477)
Net loans and leases	48,570,258	48,052,515
Premises and equipment, net	569,270	509,260
Accrued interest and other assets	3,650,360	4,416,056
Total Assets	$62,437,479	$62,352,609

Liabilities and Equity
Deposits:
Noninterest bearing	6,481,719	5,628,370
Interest bearing	33,185,443	32,099,428
Total deposits	39,667,162	37,727,798
Federal funds purchased and security repurchase agreements	1,950,080	3,557,653
Other short-term borrowings	3,774,011	2,857,920
Long-term borrowings	9,570,721	10,020,481
Accrued expenses and other liabilties	1,122,499	1,151,385
Total Liabilities	56,084,473	55,315,237
Equity
Marshall & Ilsley Corporation Shareholders' Equity	6,342,617	7,027,463
Noncontrolling interest in subsidiaries	10,389	9,909
Total Equity	6,353,006	7,037,372
Total Liabilities and Equity	$62,437,479	$62,352,609

OVERVIEW

For the three months ended March 31, 2009, the net loss attributable to the Corporation’s common shareholders amounted to $116.9 million or $0.44 per diluted common share compared to net income attributable to the Corporation’s common shareholders of $146.2 million or $0.56 per diluted common share for the three months ended March 31, 2008.

The net loss attributable to the Corporation’s common shareholders for the three months ended March 31, 2009 includes $25.0 million or $0.09 per diluted common share for dividends on the Series B preferred stock issued to the U.S. Treasury in the fourth quarter of 2008 under the Capital Purchase Program. The remaining decrease in income attributable to the Corporation’s common shareholders in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to the increase in the provision for loan and lease losses and the continued elevated levels of operating costs associated with collection efforts and carrying nonperforming assets.

The recessionary economy, which includes rising unemployment, and the weak national real estate markets continued to adversely affect the Corporation’s loan and lease portfolio during the first quarter of 2009. Since December 31, 2008, nonperforming loans increased $724.8 million or 40.0% and amounted to $2,536.6 million at March 31, 2009.  Approximately $175.6 million of the increase is related to troubled debt restructurings which the Corporation refers to as renegotiated loans and reflects, in part, the impact of the Corporation’s Homeowner Assistance Program. In addition, the amount of impairment during the first quarter of 2009 remained elevated due to the continued depressed state of underlying real estate collateral values.  As a result, net charge-offs and the provision for loan and lease losses were significantly higher in the first quarter of 2009 when compared to the first quarter of 2008.  For the three months ended March 31, 2009, the provision for loan and lease losses amounted to $477.9 million compared to $146.3 million for the three months ended March 31, 2008, an increase of $331.6 million.  On an after-tax basis, this increase amounted to approximately $212.1 million or $0.80 per diluted common share.

The Corporation continued to experience elevated levels of expenses due to the increase in operating costs associated with collection efforts and carrying nonperforming assets.  The estimated increase in expense associated with collection efforts and carrying nonperforming assets, net of related revenue, amounted to $20.7 million for the first quarter of 2009 compared to the first quarter of 2008, which on an after-tax basis was approximately $13.2 million or $0.04 per diluted common share.

Despite average loan and deposit growth, declining asset yields and the inability to continue to lower deposit pricing in the low interest rate environment, together with the increase in nonperforming loans, resulted in lower net interest income in the first quarter of 2009 compared to the first quarter of 2008.  Equity market volatility persisted during the first quarter of 2009.  That volatility along with downward pressure in the equity markets resulted in lower wealth management revenue in the first quarter of 2009 compared to the first quarter of 2008. An increase in mortgage loan closings, primarily due to re-financings, and sales of those loans to the secondary market resulted in mortgage banking revenue growth in the first quarter of 2009 compared to the first quarter of 2008. Operating expenses, excluding the expenses associated with collection efforts and carrying nonperforming assets and the reversal of the Visa Inc. (“Visa”) litigation accrual in the first quarter of 2008, declined 1.6% in the first quarter of 2009 compared to the first quarter of 2008 despite the increase in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums on deposits. That decline reflects lower incentive compensation and the impact of the expense reduction initiatives announced in the Corporation’s fourth quarter of 2008 earnings release. As a result of recently enacted legislation that requires combined reporting for Wisconsin state income tax purposes, the Corporation recorded an additional income tax benefit of $51.0 million or $0.19 per diluted common share to recognize certain state deferred tax assets in the first quarter of 2009.

The allowance for loans and leases amounted to $1,352.1 million or 2.75% of total loans and leases outstanding at March 31 2009 compared to $543.5 million and 1.10% at March 31, 2008. Net charge-offs amounted to $328.0 million or 2.67% of average loans and leases for the three months ended March 31, 2009 compared to $131.1 million or 1.08% of average loans and leases for the three months ended March 31, 2008.

At March 31, 2009, the Corporation’s Tier 1 regulatory capital ratio was 9.17% or $1,764 million in excess of well capitalized under the Federal Reserve Board’s regulatory framework. To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%.

With regard to the outlook for the remainder of 2009, the low interest rate environment together with the numerous other factors that impact net interest income and the net interest margin have made it very difficult to project the net interest margin with a reasonable degree of certainty. However, management expects net interest margin compression is more likely than net interest margin expansion in the near term. Commercial and industrial loans contracted slightly in the first quarter of 2009 compared to the fourth quarter of 2008.  Commercial and industrial loan growth is expected to be in the low single-digits in 2009 compared to 2008.  Construction and development loans are expected to continue to contract as the Corporation reduces its concentration in these types of loans to its corporate goal of 10% of total loans and leases. At March 31, 2009, construction and development loans were 16.8% of total loans and leases outstanding which is down from the peak at September 30, 2007, when construction and development loans were 22.6% of total loans and leases outstanding.  Commercial real estate loan growth in 2009 compared to 2008 is expected to be relatively modest. Wealth management revenue will continue to be affected by market volatility and direction.

Management expects the prevailing economic and difficult real estate market conditions will last through 2009 and likely into 2010 in some of the Corporation’s markets.  A weak and unstable economy and rising unemployment has resulted in increased stress in consumer loans, particularly consumer mortgage and home equity loans and lines of credit. The Corporation expects nonperforming asset levels will remain elevated.  Nonperforming loans are expected to increase over the next few quarters reflecting the broader economic stress.

Management expects the provision for loan and lease losses will continue to be at elevated levels due to the recessionary economy and weak national real estate markets. The credit environment and underlying collateral values continue to be rapidly changing and as a result, there are numerous unknown factors at this time that will ultimately affect the timing and amount of nonperforming assets, net charge-offs and the provision for loan and lease losses that will be recognized in the remainder of 2009.  In addition, the timing and amount of charge-offs will continue to be influenced by the Corporation’s strategies for managing its nonperforming loans and leases.  If the economy and real estate markets deteriorate more than management currently expects, the Corporation will continue to experience increased levels of nonperforming assets, increased net charge-offs, a higher provision for loan and lease losses, lower net interest income and increased operating costs due to the expense associated with collection efforts and the operating expense of carrying nonperforming assets.

The Corporation’s actual results for the remainder of 2009 could differ materially from those expected by management.  See “Forward-Looking Statements” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the various risk factors that could cause actual results to differ materially from expected results.

OTHER NOTEWORTHY TRANSACTIONS AND EVENTS

Some of the other more noteworthy transactions and events that occurred in the three months ended March 31, 2009 and 2008 consisted of the following:

First quarter 2009

The State of Wisconsin recently enacted legislation that requires combined reporting for state income tax purposes. As a result, the Corporation recorded an additional income tax benefit of $51.0 million, or $0.19 per diluted common share to recognize certain state deferred tax assets, which included the reduction of a valuation allowance for Wisconsin net operating losses. The Corporation expects that income tax expense will increase in future periods due to the enacted legislation.

First quarter 2008

On January 2, 2008, the Corporation completed its acquisition of First Indiana Corporation (“First Indiana”).

During the first quarter of 2008, the Corporation recognized income of $39.1 million due to the completion of the initial public offering (“IPO”) by Visa.  As a result of the IPO, Visa redeemed 38.7% of the Class B Visa common stock owned by the Corporation. The gain from the redemption amounted to $26.9 million and is reported in Net investment securities gains in the Consolidated Statements of Income.  In addition, Visa established an escrow for certain litigation matters from the proceeds of the IPO.  As a result of the funded escrow, the Corporation reversed $12.2 million of the litigation accruals that were originally recorded due to the Corporation’s membership interests in Visa which is reported in Other expense in the Consolidated Statements of Income.  On an after-tax basis, these two Visa-related items increased net income by approximately $25.4 million or $0.10 per diluted common share.

During the first quarter of 2008, the Corporation recognized an additional income tax benefit of approximately $20.0 million, or $0.08 per diluted common share, related to how the TEFRA (interest expense) disallowance should be calculated within a consolidated group.

NET INTEREST INCOME

Net interest income is the difference between interest income on earning assets and interest expense on interest bearing liabilities.

Net interest income for the first quarter of 2009 amounted to $401.7 million compared to $430.4 million reported for the first quarter of 2008, a decrease of $28.7 million or 6.7%. During the past year, net interest income has been under pressure as the fall of interest rates has caused interest rates on earning assets to decline more rapidly than the rates paid for interest bearing liabilities. The Corporation’s inability to continue to lower deposit pricing in the low interest rate environment due to competition for deposits and a shift in deposit mix to higher cost deposits has contributed to lower net interest income.  In addition, net interest income has been compressed as a result of the higher levels of nonperforming assets.

Average earning assets increased $1.6 billion or 2.9% in the first quarter of 2009 compared to the first quarter of 2008.  Average loans and leases accounted for $1.2 billion of the growth in average earning assets in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  Average investment securities, short-term investments and trading assets increased approximately $0.4 billion in the first quarter of 2009 over the prior year first quarter.

Average interest bearing liabilities were relatively unchanged in the first quarter of 2009 compared to the first quarter of 2008, and amounted to $48.5 billion.  Average interest bearing deposits increased $1.1 billion or 3.4% in the first quarter of 2009 compared to the first quarter of 2008.  Average total borrowings decreased $1.1 billion or 6.9% in the first quarter of 2009 compared to the same period in 2008.

Average noninterest bearing deposits increased approximately $0.8 billion or 15.2% in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

The growth and composition of the Corporation’s quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table  ($ in millions):

Consolidated Average Loans and Leases

	2009	2008				Growth Pct.
	First	Fourth	Third	Second	First		Prior
	Quarter	Quarter	Quarter	Quarter	Quarter	Annual	Quarter
Commercial loans and leases
Commercial	$14,745	$14,888	$15,002	$15,086	$14,389	2.5%	(1.0	) %
Commercial lease financing	547	534	511	517	522	4.9	2.4
Total commercial loans and leases	15,292	15,422	15,513	15,603	14,911	2.6	(0.8)

Commercial real estate	12,872	12,203	11,942	11,703	11,507	11.9	5.5

Residential real estate loans	5,768	5,675	5,631	5,525	5,182	11.3	1.6

Construction and Development Loans
Commercial
Construction	3,966	4,577	4,433	4,431	4,463	(11.1)	(13.3)
Land	854	913	986	992	973	(12.3)	(6.5)
Commercial construction & development	4,820	5,490	5,419	5,423	5,436	(11.3)	(12.2)

Residential
Construction by individuals	834	938	1,009	1,013	1,010	(17.4)	(11.1)
Land	2,094	2,200	2,254	2,419	2,511	(16.6)	(4.8)
Construction by developers	923	1,158	1,275	1,518	1,595	(42.1)	(20.4)
Residential construction & development	3,851	4,296	4,538	4,950	5,116	(24.7)	(10.4)
Total construction and development loans	8,671	9,786	9,957	10,373	10,552	(17.8)	(11.4)

Personal loans and leases
Home equity loans and lines	5,064	5,071	5,027	4,835	4,670	8.4	(0.1)
Other personal loans	1,942	1,878	1,766	1,693	1,590	22.1	3.4
Personal lease financing	207	211	196	199	198	4.0	(2.3)
Total personal loans and leases	7,213	7,160	6,989	6,727	6,458	11.7	0.7

Total consolidated average loans and leases	$49,816	$50,246	$50,032	$49,931	$48,610	2.5%	(0.9	) %

Total consolidated average loans and leases increased $1.2 billion or 2.5% in the first quarter of 2009 compared to the first quarter of 2008.

Total average commercial loan and lease growth was $0.4 billion or 2.6% in the first quarter of 2009 compared to the first quarter of 2008. Compared to the fourth quarter of 2008, total average commercial loans and leases decreased $0.1 billion or 0.8%. The weak economy has resulted in commercial customers reducing expenses and paying down their debt, delaying capital expenditures and reducing inventories. Management expects that year-over-year commercial loan and lease growth (as a percentage) will be in the low single-digit percentage range in 2009 compared to 2008.

Total average commercial real estate loan growth was $1.4 billion or 11.9% in the first quarter of 2009 compared to the first quarter of 2008. Compared to the fourth quarter of 2008, total average commercial real estate loans increased $0.7 billion or 5.5%. The Corporation continues to experience slowing in construction and development activity and to some extent throughout its commercial real estate business in response to the weak economy. Commercial real estate loan growth in 2009 is expected to be relatively modest.

Total average residential real estate loan growth was $0.6 billion or 11.3% in the first quarter of 2009 compared to the first quarter of 2008. Compared to the fourth quarter of 2008, total average residential real estate loans increased $0.1 billion or 1.6%. From a production standpoint, residential real estate loan closings in the first quarter of 2009 were $0.8 billion compared to $0.4 billion in the fourth quarter of 2008 and $1.4 billion in the first quarter of 2008. Over 80% of new mortgage volumes in the first quarter of 2009 were associated with re-financings due to low interest rates. The Corporation sells some of its residential real estate production (residential real estate and home equity loans) in the secondary market.  Selected residential real estate loans with rate and term characteristics that are considered desirable are retained in the portfolio.  For the three months ended March 31, 2009 and 2008, real estate loans sold to investors amounted to $0.7 billion and $0.5 billion, respectively.  At March 31, 2009 and 2008, the Corporation had approximately $112.7 million and $68.7 million of residential mortgage loans and home equity loans held for sale, respectively.  Gains from the sale of mortgage loans amounted to $9.8 million in the first quarter of 2009 compared to $8.5 million in the first quarter of 2008.

Total average construction and development loans declined $1.9 billion or 17.8% in the first quarter of 2009 compared to the first quarter of 2008 and declined $1.1 billion or 11.4% since the fourth quarter of 2008. Certain construction and development loans currently have a higher risk profile because the value of the underlying collateral is dependent on the real estate markets and these loans are somewhat concentrated in markets experiencing elevated levels of stress.  Construction and development loans consist of:

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

The decrease in construction and development loans has been due to payments, transfers to other loan types when projects are completed and permanent financing is obtained, loan sales and charge-offs. Construction and development loans held for sale amounted to $72.9 million at March 31, 2009. Construction and development loans are expected to continue to contract as the Corporation reduces its concentration in these types of loans to its corporate goal of 10% of total loans and leases. Period-end construction and development loans amounted to $8,251 million which was 16.8% of total loans and leases outstanding at March 31, 2009 and is $420 million less than average construction and development loans for the three months ended March 31, 2009.

Total average personal loan growth was $0.8 billion or 11.7% in the first quarter of 2009 compared to the first quarter of 2008. Approximately $0.4 billion of the growth was attributable to home equity loans and lines of credit and $0.2 billion of the growth was attributable to consumer auto loans. Compared to the fourth quarter of 2008, total average personal loans increased $0.1 billion or 0.7%. Credit card loans averaged $0.3 billion in the first quarter of 2009. Credit card loans are not significant to the Corporation’s loan and lease portfolio.

The growth and composition of the Corporation’s quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

Consolidated Average Deposits

	2009	2008				Growth Pct.
	First	Fourth	Third	Second	First		Prior
	Quarter	Quarter	Quarter	Quarter	Quarter	Annual	Quarter
Noninterest bearing deposits
Commercial	$4,849	$4,470	$4,305	$4,168	$4,004	21.1%	8.5%
Personal	979	985	1,005	1,056	1,018	(3.9)	(0.6)
Other	654	608	599	604	607	7.9	7.7
Total noninterest bearing deposits	6,482	6,063	5,909	5,828	5,629	15.2	6.9

Interest bearing deposits
Savings and NOW
Savings	887	883	902	882	820	8.1	0.3
NOW	2,624	2,340	2,391	2,391	2,382	10.2	12.2
Brokered NOW	19	5	0	0	0	n.m.	312.7
Total savings and NOW	3,530	3,228	3,293	3,273	3,202	10.2	9.4

Money market
Money market index	6,541	7,085	7,848	8,335	8,401	(22.1)	(7.7)
Money market savings	1,069	1,143	1,224	1,339	1,383	(22.7)	(6.5)
Brokered money market	3,021	2,413	1,473	1,525	1,903	58.7	25.2
Total money market	10,631	10,641	10,545	11,199	11,687	(9.0)	(0.1)

Time
CDs $100,000 and over
Large CDs	4,152	3,714	3,881	4,074	4,203	(1.2)	11.8
Brokered CDs	7,888	9,059	8,295	7,090	5,102	54.6	(12.9)
Total CDs $100,000 and over	12,040	12,773	12,176	11,164	9,305	29.4	(5.7)

Other CDs and time	5,861	5,499	5,152	4,813	4,655	25.9	6.6
Total time	17,901	18,272	17,328	15,977	13,960	28.2	(2.0)

Foreign
Foreign activity	866	1,583	1,813	1,834	1,965	(55.9)	(45.3)
Foreign time	257	823	800	942	1,285	(80.0)	(68.8)
Total foreign	1,123	2,406	2,613	2,776	3,250	(65.5)	(53.3)

Total interest bearing deposits	33,185	34,547	33,779	33,225	32,099	3.4	(3.9)

Total consolidated average deposits	$39,667	$40,610	$39,688	$39,053	$37,728	5.1%	(2.3	) %

Total consolidated average deposits increased $1.9 billion or 5.1% in the first quarter of 2009 compared to the first quarter of 2008. Average noninterest bearing deposits increased approximately $0.8 billion or 15.2% in the first quarter of 2009 compared to the first quarter of 2008 and increased $0.4 billion or 6.9% compared to the fourth quarter of 2008.  Average interest bearing deposits increased $1.1 billion or 3.4% in the first quarter of 2009 compared to the first quarter of 2008 and decreased $1.4 billion or 3.9% compared to the fourth quarter of 2008. The decrease in average interest bearing deposits in the first quarter of 2009 compared to the fourth quarter of 2008 was due to brokered CDs that matured or were called due to the rate structure and a decline in higher-priced foreign activity and time deposits. Of the $1.1 billion increase in average interest bearing deposits over the prior year, average savings and NOW increased $0.3 billion and average time deposits increased $3.9 billion.  The growth in savings and NOW and time deposits was offset by declines in average money market deposits of approximately $1.0 billion and foreign deposits of $2.1 billion in the first quarter of 2009 compared to the first quarter of 2008. The decline in average money market and foreign deposits reflects the competitive pricing environment.

Historically, noninterest bearing deposit balances tended to exhibit some seasonality with a trend of balances declining somewhat in the early part of the year followed by growth in balances throughout the remainder of the year.  A portion of the noninterest balances, especially commercial balances, is sensitive to the interest rate environment.  Larger balances tend to be maintained when overall interest rates are low and smaller balances tend to be maintained as overall interest rates increase.

The Corporation continued to experience shifts in the deposit mix.  In their search for higher yields, both new and existing customers have been migrating their deposit balances to higher cost deposit products.  Management expects this behavior to continue.

Total borrowings amounted to $14.9 billion at March 31, 2009 compared to $13.7 billion at December 31, 2008. During the first quarter of 2009, the Corporation re-acquired and extinguished $42.1 million of long-term borrowings at a gain of $3.1 million that is reported as gain on termination of debt in the Consolidated Statements of Income.

The Corporation’s consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three months ended March 31, 2009 and 2008, are presented in the following tables ($ in millions):

Consolidated Yield and Cost Analysis

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
			Average			Average
	Average		Yield or	Average		Yield or
	Balance	Interest	Cost (b)	Balance	Interest	Cost (b)
Loans and leases: (a)
Commercial loans and leases	$15,292.2	$147.2	3.90%	$14,910.1	$231.7	6.25%
Commercial real estate loans	17,691.7	205.1	4.70	16,943.3	276.5	6.56
Residential real estate loans	9,619.4	120.5	5.08	10,297.6	164.7	6.43
Home equity loans and lines	5,064.1	64.8	5.19	4,670.7	80.0	6.89
Personal loans and leases	2,148.3	29.3	5.54	1,788.3	31.1	6.98
Total loans and leases	49,815.7	566.9	4.62	48,610.0	784.0	6.49
Investment securities (b):
Taxable	6,607.4	63.1	3.83	6,668.8	77.5	4.69
Tax Exempt (a)	1,081.7	18.3	6.94	1,242.5	21.0	6.85
Total investment securities	7,689.1	81.4	4.26	7,911.3	98.5	5.03
Trading assets (a)	585.0	1.9	1.33	178.3	0.7	1.51
Other short-term investments	570.3	0.7	0.45	332.2	2.9	3.53
Total interest earning assets	$58,660.1	$650.9	4.50%	$57,031.8	$886.1	6.25%
Interest bearing deposits:
Savings and NOW	$3,530.1	$1.1	0.13%	$3,202.0	$7.7	0.97%
Money market	10,631.2	16.4	0.62	11,687.2	85.9	2.96
Time	17,901.5	119.7	2.71	13,960.4	155.3	4.47
Foreign	1,122.7	0.9	0.33	3,249.8	23.9	2.96
Total interest bearing deposits	33,185.5	138.1	1.69	32,099.4	272.8	3.42
Short-term borrowings	5,724.1	4.0	0.28	6,415.6	53.5	3.36
Long-term borrowings	9,570.7	99.9	4.24	10,020.5	122.3	4.91
Total interest bearing liabilities	$48,480.3	$242.0	2.02%	$48,535.5	$448.6	3.72%

Net interest margin (FTE)		$408.9	2.82%		$437.5	3.09%
Net interest spread (FTE)			2.48%			2.53%

(a)	Fully taxable equivalent (“FTE”) basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(b)	Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin FTE decreased 27 basis points from 3.09% in the first quarter of 2008 to 2.82% in the first quarter of 2009. During the past year, net interest income has been under pressure as the decline in interest rates has caused the yield on earning assets to decline by 175 basis points compared to the decline in the cost for interest bearing liabilities of 170 basis points. The Corporation’s inability to continue to lower deposit pricing in the low interest rate environment due to competition for deposits and a shift in deposit mix to higher cost deposits have contributed to lower net interest income and reduced net interest margin. In addition, net interest income has been compressed as a result of the higher levels of nonperforming assets. The growth in noninterest bearing deposits was beneficial to net interest income and the net interest margin in the first quarter of 2009.

The low interest rate environment together with the numerous other factors that impact net interest income and the net interest margin have made it very difficult to project the net interest margin with a reasonable degree of certainty. Recent growth in noninterest bearing deposits as well as the benefits of improved pricing on newly originated and renewed loans should, to some extent, help offset the near term net interest margin challenges facing the Corporation. However, management expects net interest margin compression to be more likely than net interest margin expansion in the near term. Net interest income and the net interest margin percentage can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation’s markets, prepayment activity, future interest rate changes, levels of nonaccrual loans and various other factors.

PROVISION FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY

The following tables present comparative consolidated credit quality information as of March 31, 2009 and the prior four quarters:

Nonperforming Assets
($000’s)

	2009	2008
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter

Nonaccrual	$2,074,553	$1,526,950	$1,260,642	$1,006,757	$774,137
Renegotiated	445,995	270,357	89,486	16,523	97
Past due 90 days or more	16,099	14,528	12,070	17,676	12,784
Total nonperforming loans and leases	2,536,647	1,811,835	1,362,198	1,040,956	787,018
Other real estate owned	344,271	320,908	267,224	207,102	177,806
Total nonperforming assets	$2,880,918	$2,132,743	$1,629,422	$1,248,058	$964,824
Allowance for loan and lease losses	$1,352,117	$1,202,167	$1,031,494	$1,028,809	$543,539

Consolidated Statistics

	2009	2008
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Net charge-offs to average loans and leases annualized	2.67%	5.38%	1.21%	3.23%	1.08%
Total nonperforming loans and leases to total loans and leases	5.15	3.62	2.70	2.07	1.60
Total nonperforming assets to total loans and leases and other real estate owned	5.81	4.24	3.21	2.47	1.95
Allowance for loan and lease losses to total loans and leases	2.75	2.41	2.05	2.05	1.10
Allowance for loan and lease losses to total nonaccrual loans and leases	65	79	82	102	70
Allowance for loan and lease losses to total nonperforming loans and leases	53	66	76	99	69

Nonperforming loans and leases consist of nonaccrual, troubled-debt restructured loans which the Corporation refers to as renegotiated, and loans and leases that are delinquent 90 days or more and still accruing interest. Nonperforming assets consist of nonperforming loans and leases and other real estate owned (“OREO”). In addition to the negative impact on net interest income and credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts and the expenses of holding OREO. Nonperforming assets increased $748.2 million or 35.1% at March 31, 2009 compared to December 31, 2008.

Every major category of loans and leases experienced an increase in nonperforming loans and leases except other consumer loans and leases during the first quarter of 2009. Those increases reflect the varying degrees of economic stress throughout the Corporation’s markets.  Nonperforming loans and leases continue to be concentrated in construction and development loans which represented 48.4% of total nonperforming loans and leases at March 31, 2009. In aggregate, nonperforming loans and leases in the Arizona, Florida and the correspondent business channels represented 52.7% of total nonperforming loans and leases at March 31, 2009.

During the first quarter of 2009, the Corporation worked closely with Huntington Bancshares Incorporated to re-assess the value of the underlying collateral that supports the loans with Franklin Credit Management Corp. (“Franklin”). Based on that assessment, the loans to Franklin were restructured. As a result, a charge-off of $33.8 million was taken on Franklin and the remaining $69.1 million was placed in nonperforming status.  At March 31, 2009, nonperforming loans associated with Franklin consisted of $17.3 million reported as nonaccrual and $51.8 million reported as renegotiated. Nonperforming loans associated with Franklin are reported in commercial loans and leases in the Major Categories of Nonperforming Loans & Leases and are included in Others in the Geographical Summary of  Nonperforming Loans & Leases tables presented below.

The Corporation has worked aggressively to isolate, identify and assess its underlying loan and lease portfolio credit quality and has developed and continues to develop strategies to reduce and mitigate its loss exposure.  During the first quarter of 2009, the Corporation sold $104 million of nonperforming loans and $24 million of potential problem loans. At March 31, 2009, the Corporation held $113.7 million of nonaccrual loans and $16.6 million of potential problem loans that are intended to be sold and have been charged down to their net realizable value. Since the first quarter of 2008, the unpaid principal balance of nonperforming loans and potential problem loans sold was approximately $991.4 million.

Generally, loans that are 90 days or more past due as to interest or principal are placed on nonaccrual.  Exceptions to these rules are generally only for loans fully collateralized by readily marketable securities or other relatively risk free collateral and certain personal loans.  In addition, a loan may be placed on nonaccrual when management makes a determination that the facts and circumstances warrant such classification irrespective of the current payment status.  At March 31, 2009, approximately $672.4 million or 26.5% of the Corporation’s total nonperforming loans and leases were less than 30 days past due.  In addition, approximately $273.7 million or 10.8% of the Corporation’s total nonperforming loans and leases were greater than 30 days past due but less than 90 days past due at March 31, 2009.  In total, approximately $946.1 million or 37.3% of the Corporation’s total nonperforming loans and leases were less than 90 days past due at March 31, 2009.

At March 31, 2009, nonperforming loans and leases amounted to $2,536.6 million or 5.15% of consolidated loans and leases compared to $1,811.8 million or 3.62% of consolidated loans and leases at December 31, 2008 and $787.0 million or 1.60% of consolidated loans and leases at March 31, 2008.

Nonaccrual loans, the largest component of nonperforming loans, are considered to be those loans with the greatest risk of loss due to nonperformance and amounted to $2,074.6 million or 4.21% of total loans and leases outstanding at March 31, 2009 compared to $1,527.0 million or 3.05% of total loans and leases outstanding at December 31, 2008 and $774.1 million or 1.6% of total loans and leases outstanding at March 31, 2008. The amount of cumulative charge-offs recorded on the Corporation’s nonaccrual loans outstanding at March 31, 2009 was approximately $665.1 million or 48.3% of the unpaid principal balance of the affected nonaccrual loans and 24.3% of the unpaid principal balance of its total nonaccrual loans outstanding at March 31, 2009.  These charge-offs have reduced the carrying value of these nonaccrual loans and leases which reduced the allowance for loan and lease losses required at the measurement date.

Renegotiated loans and leases amounted to $446.0 million at March 31, 2009 compared to $270.4 million at December 31, 2008 and $0.1 million at March 31, 2008. After restructuring, renegotiated loans generally result in lower payments than originally required and therefore, have a lower risk of loss due to nonperformance than loans classified as nonaccrual. The Corporation’s instances of default and re-default on renegotiated loans has been relatively low. However, the Corporation’s experience with renegotiated loan performance is relatively new and does not encompass an extended period of time. In order to avoid foreclosure in the future, the Corporation has restructured loan terms for certain qualified borrowers that have demonstrated the ability to make the restructured payments for a specified period of time. The Corporation’s foreclosure abatement program includes several options.  The Corporation has primarily used reduced interest rates and extended terms to lower contractual payments.  In addition, the Corporation recently announced that it extended its foreclosure moratorium on all owner-occupied residential loans for customers who agreed to work in good faith to reach a successful repayment agreement through June 30, 2009. At March 31, 2009, restructured construction and development loans amounted to $156.2 million or 35.0% of total renegotiated loans and leases and residential real estate, home equity and other consumer loans amounted to $217.1 million or 48.7% of total renegotiated loans and leases.  As previously discussed, $51.8 million or 11.6% of renegotiated loans and leases at March 31, 2009 was attributable to Franklin. Approximately $232.4 million or 52.1% of total renegotiated loans and leases at March 31, 2009 were related to renegotiated loans and leases in Arizona.

Loans 90 days past due and still accruing amounted to $16.1 million at March 31, 2009 compared to $14.5 million at December 31, 2008 and $12.8 million at March 31, 2008.

In addition to its nonperforming loans and leases, the Corporation has loans and leases for which payments are presently current, but which management believes could possibly be classified as nonperforming in the near future.  These loans are subject to constant management attention and their classification is reviewed on an ongoing basis.  At March 31, 2009, such loans amounted to $1,176.1 million or 2.39% of total loans and leases outstanding compared to $880.6 million or 1.76% of total loans and leases outstanding at December 31, 2008.

The following table shows the Corporation’s nonperforming loans and leases by type of loan or lease at March 31, 2009 and December 31, 2008.

Major Categories of Nonperforming Loans & Leases
($ in millions)

	March 31, 2009				December 31, 2008
		Percent	Non-	% Non-		Percent	Non-	% Non-
	Total	of Total	Perform-	Perform-	Total	of Total	Perform-	Perform-
	Loans	Loans	ing Loans	ing to	Loans	Loans	ing Loans	ing to
	&	&	&	Loan &	&	&	&	Loan &
	Leases	Leases	Leases	Lease Type	Leases	Leases	Leases	Lease Type

Commercial loans & leases	$15,108	30.7%	$401.9	2.66%	$15,442	30.9%	$180.5	1.17%

Commercial real estate	12,999	26.4	294.9	2.27	12,542	25.1	188.2	1.50

Residential real estate	5,711	11.6	476.7	8.35	5,734	11.5	324.3	5.66

Construction and Development:
Commercial land and construction	4,643	9.5	378.3	8.15	5,063	10.1	314.7	6.22
Residential construction by individuals	752	1.5	125.0	16.63	881	1.7	99.2	11.26
Residential land and construction by developers	2,856	5.8	723.4	25.33	3,099	6.2	603.4	19.47
Total construction and development	8,251	16.8	1,226.7	14.87	9,043	18.0	1,017.3	11.25

Consumer loans & leases
Home equity loans and lines of credit	5,025	10.2	123.2	2.45	5,082	10.2	86.5	1.70
Other consumer loans and leases	2,151	4.3	13.2	0.61	2,142	4.3	15.0	0.70
Total consumer loans & leases	7,176	14.5	136.4	1.90	7,224	14.5	101.5	1.41

Total loans & leases	$49,245	100.0%	$2,536.6	5.15%	$49,985	100.0%	$1,811.8	3.62%

Nonperforming commercial loans and leases amounted to $401.9 million at March 31, 2009 compared to $180.5 million at December 31, 2008, an increase of $221.4 million.  Approximately $69.1 million of the increase in nonperforming commercial loans and leases at March 31, 2009 compared to December 31, 2008 was attributable to Franklin. While this portfolio has generally shown increased stress, the remainder of the increase is attributable to a small number of larger loans that are not concentrated in any particular industry.

Consistent with recent quarters, nonperforming real estate loans were the primary source of the Corporation’s nonperforming loans and leases and represented 78.8% of total nonperforming loans and leases at March 31, 2009.  Nonperforming real estate loans amounted to $1,998.3 million at March 31, 2009 compared to $1,529.8 million at December 31, 2008, an increase of $468.5 million or 30.6%.

Nonperforming commercial real estate loans amounted to $294.9 million at March 31, 2009 compared to $188.2 million at December 31, 2008, an increase of $106.7 million or 56.7%. Nonperforming business real estate loans increased $68.0 million or 69.5% and nonperforming multifamily loans increased $37.6 million or 43.8% at March 31, 2009 compared to December 31, 2008. These portfolios have generally shown increased stress in all of the Corporation’s markets.

Nonperforming 1-4 family residential real estate loans increased $152.4 million or 47.0% compared to December 31, 2008 and amounted to $476.7 million or 8.35% of total 1-4 family residential real estate loans at March 31, 2009.  Increased economic stress on consumers has resulted in further deterioration in these loans most notably in Arizona, which contributed $120.2 million or 78.9% of the increase in nonperforming 1-4 family residential real estate loans at March 31, 2009 compared to December 31, 2008. At March 31, 2009, $184.8 million or 38.8% of nonperforming 1-4 family residential real estate loans were renegotiated loans.

Nonperforming construction and development loans amounted to $1,226.7 million at March 31, 2009 compared to $1,017.3 million at December 31, 2008, an increase of $209.4 million or 20.6%. Nonperforming construction and development loans represented 61.4% of the Corporation’s nonperforming real estate loans and 48.4% of the Corporation’s total nonperforming loans and leases at March 31, 2009. Nonperforming construction and development loans in Arizona account for $642.8 million or 52.4% of total nonperforming construction and development loans at March 31, 2009.

Nonperforming consumer loans and leases amounted to $136.4 million at March 31, 2009 compared to $101.5 million at December 31, 2008, an increase of $34.9 million or 34.4%. All of the increase was attributable to home equity loans and lines of credit. Renegotiated consumer loans and leases, predominantly home equity loans and lines of credit, accounted for $20.2 million or 57.8% of the increase in nonperforming consumer loans and leases at March 31, 2009 compared to December 31, 2008.

The following table presents a geographical summary of nonperforming loans and leases at March 31, 2009 and December 31, 2008.

Geographical Summary of Nonperforming Loans & Leases
($ in millions)

	March 31, 2009				December 31, 2008
		Percent	Non-	% Non-		Percent	Non-	% Non-
	Total	of Total	Perform-	Perform-	Total	of Total	Perform-	Perform-
	Loans	Loans	ing Loans	ing to	Loans	Loans	ing Loans	ing to
	&	&	&	Loan &	&	&	&	Loan &
Geographical Summary	Leases	Leases	Leases	Lease Type	Leases	Leases	Leases	Lease Type

Wisconsin	$18,040	36.6%	$306.8	1.70%	$18,048	36.1%	$180.4	1.00%
Arizona	7,043	14.3	1,068.3	15.17	7,489	15.0	857.5	11.45
Minnesota	5,186	10.5	218.8	4.22	5,210	10.4	146.2	2.81
Missouri	3,532	7.2	70.0	1.98	3,491	7.0	59.2	1.70
Florida	3,071	6.3	244.3	7.95	3,086	6.2	172.8	5.60
Kansas & Oklahoma	1,135	2.3	27.0	2.38	1,282	2.6	35.6	2.77
Indiana	1,581	3.2	75.7	4.79	1,613	3.2	51.7	3.21
Others	9,657	19.6	525.7	5.44	9,766	19.5	308.4	3.16
Total	$49,245	100.0%	$2,536.6	5.15%	$49,985	100.0%	$1,811.8	3.62%

Almost every major geographical area experienced an increase in nonperforming loans and leases in the first quarter of 2009. Those increases reflect varying degrees of economic stress throughout the Corporation’s markets.

At March 31, 2009, nonperforming loans in Arizona amounted to $1,068.3 million compared to $857.5 million at December 31, 2008, an increase of $210.8 million or 24.6%. Nonperforming loans in Arizona represented 42.1% of total consolidated nonperforming loans and leases at March 31, 2009 and continue to be the largest concentration of nonperforming loans in the Corporation’s loan and lease portfolio.  Nonperforming construction and development loans made up approximately $642.8 million or 60.2% and nonperforming residential real estate loans made up approximately $336.2 million or 31.5% of nonperforming loans in Arizona at March 31, 2009.

Nonperforming loans in Florida amounted to $244.3 million at March 31, 2009 compared to $172.8 million at December 31, 2008 an increase of $71.5 million or 41.4%.  Approximately $144.2 million or 59.0% of nonperforming loans in Florida at March 31, 2009 were construction and development loans.

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans.  OREO amounted to $344.3 million at March 31, 2009, compared to $320.9 million at December 31, 2008.  At March 31, 2009, properties acquired in partial or total satisfaction of problem loans consisted of construction and development of $258.3 million, 1-4 family residential real estate of $72.5 million and commercial real estate of $13.5 million. Since December 31, 2008, OREO construction and development properties net increased $12.6 million, 1-4 family residential real estate properties net increased $9.4 million and commercial real estate properties net increased $1.4 million. For the three months ended March 31, 2009, OREO additions amounted to $128.2 million. Sales, valuation adjustments and capitalized costs resulted in a net decrease in OREO of $104.8 million in the first quarter of 2009. As a result of the soft real estate market and the increased possibility of foreclosures due to the elevated levels of nonperforming loans, management expects that OREO will continue to increase throughout the remainder of 2009.

The following table presents the reconciliation of the allowance for loan and lease losses for the current quarter and the prior four quarters:

Reconciliation of Allowance for Loan and Lease Losses
($000’s)

	2009	2008
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter

Beginning balance	$1,202,167	$1,031,494	$1,028,809	$543,539	$496,191

Provision for loan and lease losses	477,924	850,443	154,962	885,981	146,321

Allowance of banks and loans acquired	-	-	-	-	32,110

Loans and leases charged-off
Commercial	65,481	101,223	32,850	39,892	4,464
Real estate	264,989	576,017	123,990	362,625	123,815
Personal	7,433	8,591	6,263	5,643	6,872
Leases	2,320	655	192	659	678
Total charge-offs	340,223	686,486	163,295	408,819	135,829

Recoveries on loans and leases
Commercial	2,003	2,059	2,277	2,295	875
Real estate	7,412	2,953	6,938	4,269	2,280
Personal	1,185	1,078	1,439	1,172	1,167
Leases	1,649	626	364	372	424
Total recoveries	12,249	6,716	11,018	8,108	4,746
Net loans and leases charged-off	327,974	679,770	152,277	400,711	131,083

Ending balance	$1,352,117	$1,202,167	$1,031,494	$1,028,809	$543,539

Net charge-offs amounted to $328.0 million or 2.67% of average loans and leases in the first quarter of 2009 compared to $679.8 million or 5.38% of average loans and leases in the fourth quarter of 2008 and $131.1 million or 1.08% of average loans and leases in the first quarter of 2008.

Consistent with the year ended December 31, 2008, net charge-offs in the first quarter of 2009 were concentrated in three areas which the Corporation refers to as business channels.  Net charge-offs for the Arizona business channel amounted to $120.8 million, net charge-offs for the Florida business channel amounted to $24.9 million and net charge-offs for the correspondent banking business channel amounted to $51.2 million which includes the $33.8 million charge-off related to Franklin as previously discussed. Included in net charge-offs were the net charge-offs related to the loans that were sold during the three months ended March 31, 2009. The aggregate net charge-offs for these three business channels amounted to $196.9 million or 60.0% of total net charge-offs for the three months ended March 31, 2009. By comparison, the aggregate net charge-offs for these three business channels amounted to 68.9% of total net charge-offs for the year ended December 31, 2008.

Net charge-offs for the Florida business channel amounted to $205.9 million for the year ended December 31, 2008, or on average, approximately $51.5 million per quarter.  Despite the increase in nonperforming loans, net charge-offs for the Florida business channel amounted to $24.9 million in the first quarter of 2009. Management believes the lower loss levels are an indication that the high level of credit losses in this business channel are stabilizing.

Net charge-offs of real estate loans amounted to $257.6 million or 78.5% of total net charge-offs in the first quarter of 2009.  For the three months ended March 31, 2009, approximately $176.4 million of the real estate loan net charge-offs were construction and development loan net charge-offs.

As previously discussed, real estate related loans, especially construction and development real estate loans, were the primary contributors to the increase in nonperforming loans and leases and net charge-offs in the first quarter of 2009.  Real estate related loans made up the majority of the Corporation’s nonperforming loans and leases at March 31, 2009.  Historically, the Corporation’s loss experience with real estate loans has been relatively low due to the sufficiency of the underlying real estate collateral.  In a stressed real estate market such as currently exists, the value of the collateral securing the loans has become one of the most important factors in determining the amount of loss incurred and the appropriate amount of allowance for loan and lease losses to record at the measurement date.  The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote.  However, in many cases, rapidly declining real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loan which has required significant additional charge-offs.  Declining collateral values have significantly contributed to the elevated levels of net charge-offs and the increase in the provision for loan and lease losses that the Corporation experienced in recent quarters.

As previously stated, the amount of cumulative charge-offs recorded on the Corporation’s nonaccrual loans outstanding at March 31, 2009 was approximately $665.1 million or 48.3% of the unpaid principal balance of the affected nonaccrual loans and 24.3% of the unpaid principal balance of its total nonaccrual loans outstanding at March 31, 2009.  These charge-offs have reduced the carrying value of these nonaccrual loans and leases which reduced the allowance for loan and lease losses required at the measurement date.

Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $477.9 million in the first quarter of 2009. By comparison, the provision for loan and lease losses amounted to $850.4 million in the fourth quarter of 2008 and $146.3 million in the first quarter of 2008. The provision for loan and lease losses is the amount required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.  The ratio of the allowance for loan and lease losses to total loans and leases was 2.75% at March 31, 2009 compared to 2.41% at December 31, 2008 and 1.10% at March 31, 2008.

Management expects nonperforming loans and leases and OREO balances to remain elevated for the remainder of 2009.  Nonperforming loans and leases are expected to continue increasing over the next few quarters in response to broader economic stresses.  It is expected that the rate at which larger construction-related loans go to nonperforming status will likely decrease while the rate at which consumer-related loans go to nonperforming status will likely increase. Management expects the provision for loan and lease losses will continue to be at elevated levels due to the recessionary economy and weak national real estate markets. The credit environment and underlying collateral values continue to be rapidly changing and as a result, there are numerous unknown factors at this time that will ultimately affect the timing and amount of nonperforming assets, net charge-offs and the provision for loan and lease losses that will be recognized in the remainder of 2009.  In addition, the timing and amount of charge-offs will continue to be influenced by the Corporation’s strategies for managing its nonperforming loans and leases.

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

OTHER INCOME

Total other income in the first quarter of 2009 amounted to $176.7 million compared to $211.2 million in the same period last year, a decrease of $34.5 million or 16.3%.  Total other income in the first quarter of 2008 included gains resulting from Visa’s redemption of 38.7% of the Class B Visa common stock owned by the Corporation.  The gain from the redemption amounted to $26.9 million and is reported in Net investment securities gains in the Consolidated Statements of Income for the three months ended March 31, 2008.  Excluding net investment securities gains from the VISA redemption in the first quarter of 2008, total other income in the first quarter of 2009 decreased $7.6 million or 4.1% compared to the first quarter of 2008.

Equity market volatility persisted during the first quarter of 2009.  That volatility along with downward pressure in the equity markets resulted in lower wealth management revenue in the first quarter of 2009 compared to the first quarter of 2008. Wealth management revenue amounted to $62.7 million in the first quarter of 2009 compared to $71.9 million in the first quarter of 2008, a decrease of $9.2 million or 12.8%. Assets under management were $29.7 billion at March 31, 2009 compared to $30.4 billion at December 31, 2008 and $25.8 billion at March 31, 2008. Assets under administration were $101.5 billion at March 31, 2009 compared to $104.4 billion at December 31, 2008 and $105.4 billion at March 31, 2008. Sales pipelines have remained stable since the fourth quarter of 2008. However, customer conversions are taking longer due to protracted investor decision-making processes.  Revenue from operations outsourcing services continued to grow during the first quarter of 2009. Wealth management revenue will continue to be affected by market volatility and direction through the remainder of 2009.

Service charges on deposits amounted to $35.3 million in the first quarter of 2009 and was relatively unchanged compared to the first quarter of 2008.

Total mortgage banking revenue was $10.8 million in the first quarter of 2009 compared to $9.4 million in the first quarter of 2008, an increase of $1.4 million or 15.4%. Residential mortgage and home equity loans sold in the secondary market amounted to $0.7 billion in the first quarter of 2009 compared to $0.5 billion in the first quarter of 2008.

Net investment securities gains amounted to $0.1 million in the first quarter of 2009 compared to $25.7 million in the first quarter of 2008.  During the first quarter of 2008, in conjunction with its IPO, Visa redeemed 38.7% of the Class B Visa common stock owned by the Corporation.  The gain from the redemption amounted to $26.9 million.

Bank-owned life insurance revenue amounted to $9.3 million for the three months ended March 31, 2009 compared to $12.4 million for the three months ended March 31, 2008, a decrease of $3.1 million or 24.8%.  The decline in revenue reflects the lower crediting rates due to the interest rate environment and lower death benefit gains in the first quarter of 2009 compared to the first quarter of 2008.

Gain on the termination of debt amounted to $3.1 million in the first quarter of 2009.  During the first quarter of 2009, the Corporation re-acquired and extinguished $42.1 million of debt.  The debt consisted of small blocks of various bank notes issued by the Corporation and M&I Marshall & Ilsley Bank (“M&I Bank”).  The size of the blocks ranged from $4.1 million to $11.8 million with a weighted average buyback price of approximately 92.7% of par.

OREO income primarily consists of gains from the sale of OREO and amounted to $2.6 million in the first quarter of 2009 compared to $1.0 million in the first quarter of 2008.  The carrying value of OREO properties sold amounted to $52.7 million in the first quarter of 2009 compared to $13.5 million in the first quarter of 2008.

Other income in the first quarter of 2009 amounted to $52.9 million compared to $55.2 million in the first quarter of 2008, a decrease of $2.3 million or 4.1%. During the first quarter of 2008, a final settlement for three branches in Tulsa, Oklahoma that were sold in the fourth quarter of 2007 resulted in additional gain of $2.4 million.

OTHER EXPENSE

Total other expense for the three months ended March 31, 2009 amounted to $345.2 million compared to $315.6 million for the three months ended March 31, 2008, an increase of $29.6 million or 9.4%.

Total other expense for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 included increased credit and collection-related expenses and increased expenses associated with the acquisition, valuation and holding of OREO properties. Approximately $22.2 million of the operating expense growth in the first quarter of 2009 compared to the first quarter of 2008 were attributable to these items.

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

The Corporation’s expense in the three months ended March 31, 2009 compared to the three months ended March 31, 2008, excluding the items discussed above, declined $4.8 million or 1.6% despite the increase in FDIC insurance premiums on deposits.  This expense decline reflects in part lower incentive compensation and the impact of the expense reduction initiatives announced in the fourth quarter of 2008.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic.  The efficiency ratio is calculated by taking total other expense divided by the sum of total other income (including Private Equity revenue but excluding other investment securities gains or losses) and net interest income on a fully taxable equivalent basis.  The Corporation’s efficiency ratios for the three months ended March 31, 2009 and 2008 were:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Consolidated Corporation	59.0%	50.6%

The efficiency ratio for the first quarter of 2009 was adversely affected by the increase in credit and collection-related expenses and net expenses associated with OREO properties.  The estimated adverse net impact to the Corporation’s efficiency ratio for the three months ended March 31, 2009 from these items was approximately 6.9%.

The efficiency ratio for the first quarter of 2008 was adversely affected by the increase in credit and collection-related expenses and net expenses associated with OREO properties. However, the efficiency ratio for the first quarter of 2008 was positively impacted by the reversal of the liability related to the Visa litigation matters.  The estimated net positive impact to the Corporation’s efficiency ratio for the three months ended March 31, 2008 from these items was approximately 1.1%.

Salaries and employee benefits expense amounted to $155.2 million in the first quarter of 2009 compared to $174.7 million in the first quarter of 2008, a decrease of $19.5 million or 11.2%.  Salaries and employee benefits related to credit and collection increased approximately $1.8 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Incentive compensation decreased $14.2 million in the first quarter of 2009 compared to the first quarter of 2008.

Net occupancy and equipment expense for three months ended March 31, 2009 amounted to $33.8 million, compared to $31.2 million for the three months ended March 31, 2008, an increase of $2.6 million or 8.3%. The increase reflects the effect of de novo branch expansion activities.

Professional services expense amounted to $19.2 million in the first quarter of 2009 compared to $13.5 million in the first quarter of 2008, an increase of $5.7 million or 42.3%.  Increased legal fees and other professional fees associated with problem loans contributed approximately $2.7 million to the increase in professional services expense in the first quarter of 2009 compared to the first quarter of 2008.  Consulting fees associated with updating certain internal systems also contributed to the increase in professional services expense for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

OREO expenses amounted to $32.6 million in the first quarter of 2009 compared to approximately $14.9 million in the first quarter of 2008, an increase of $17.7 million.  Approximately $13.8 million of the increase for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was due to valuation write-downs and losses on disposition which reflects both the increased levels of foreclosed properties and the rapid decline in real estate values during the first three months of 2009.  Approximately $3.9 million of the increase for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 reflects the costs of acquiring and holding the increased levels of foreclosed properties.  The Corporation expects that higher levels of expenses associated with acquiring and holding foreclosed properties will continue. Valuation write-downs and losses on disposition will depend on real estate market conditions.

Other expense amounted to $49.2 million in the first quarter of 2009 compared to $25.2 million in the first quarter of 2008, an increase of $24.0 million or 94.8%.  Deposit insurance premiums increased $13.2 million in the first quarter of 2009 compared to the first quarter of 2008.  As previously discussed, other expense for the three months ended March 31, 2008 included the reversal of $12.2 million related to the Visa litigation.

INCOME TAXES

For the three months ended March 31, 2009, the benefit for income taxes amounted to $153.0 million or 62.5% of the pre-tax loss. In February 2009, the State of Wisconsin passed legislation that requires combined reporting for state income tax purposes effective January 1, 2009. As a result, the Corporation recorded an additional income tax benefit of $51.0 million, or $0.19 per diluted common share to recognize certain state deferred tax assets, which included the reduction of a valuation allowance for Wisconsin net operating losses. The Corporation expects that income tax expense will increase in future periods due to the enacted legislation.

For the three months ended March 31, 2008, the provision for income taxes amounted to $33.3 million or 18.5% of pre-tax income.  As a result of the Internal Revenue Service’s (“IRS”) decision not to appeal a November 2007 US Tax Court ruling related to how the TEFRA (interest expense) disallowance should be calculated within a consolidated group and the position the IRS had taken in another related case, the Corporation recognized an additional income tax benefit related to years 1996-2007 of $20.0 million for its similar issue in the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Total equity was $6.25 billion or 10.12% of total consolidated assets at March 31, 2009, compared to $6.27 billion or 10.06% of total consolidated assets at December 31, 2008 and $6.98 billion or 11.02% of total consolidated assets at March 31, 2008.

On February 19, 2009, the Corporation’s Board of Directors declared a $0.01 per share dividend on its common stock for the first quarter of 2009.

During the first quarter of 2009, the Corporation issued 383,890 shares of its common stock for $1.8 million to fund its obligation under its employee stock purchase plan (the “ESPP”).  During the first quarter of 2008, the Corporation issued 110,172 shares of its common stock for $2.2 million to fund its obligation under the ESPP.

On November 14, 2008, as part of the Corporation’s participation in the Capital Purchase Program (the “CPP”), the Corporation entered into a Letter Agreement with the United States Department of the Treasury (the “UST”).  Pursuant to the Securities Purchase Agreement – Standard Terms (the “Securities Purchase Agreement”) attached to the Letter Agreement, the Corporation sold 1,715,000 shares of the Corporation’s Senior Preferred Stock, Series B (the “Senior Preferred Stock”), having a liquidation preference of $1,000 per share, for a total price of $1,715 million.  The Senior Preferred Stock qualifies as Tier 1 capital and pays cumulative compounding dividends at a rate of 5% per year for the first five years and 9% per year thereafter.

The Securities Purchase Agreement provided that the Corporation may not redeem the Senior Preferred Stock during the first three years except with the proceeds from one or more “Qualified Equity Offerings” (as defined in the Securities Purchase Agreement), and that after three years, the Corporation may redeem shares of the Senior Preferred Stock for the per share liquidation preference of $1,000 plus any accrued and unpaid dividends.  Pursuant to the American Recovery and Reinvestment Act (the “ARRA”), which was signed into law in February 2009, CPP participants are permitted to redeem the preferred stock issued under the CPP at any time, subject to consultation with the appropriate federal banking agency.  However, the Corporation’s Restated Articles of Incorporation contain the redemption restrictions described above. The Corporation may seek Board of Directors and shareholder approval in the future to amend the Restated Articles of Incorporation to allow the Corporation to redeem the Senior Preferred Stock at any time after consultation with the Federal Reserve Board.

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

As a condition to participating in the CPP, the Corporation issued and sold to the UST a warrant (the “Warrant”) to purchase 13,815,789 shares (the “Warrant Shares”) of the Corporation’s common stock, at an initial per share exercise price of $18.62, for an aggregate purchase price of approximately $257.25 million.  The term of the Warrant is ten years.  The Warrant will not be subject to any contractual restrictions on transfer, provided that the UST may only transfer a portion or portions of the Warrant with respect to, or exercise the Warrant for, more than one-half of the initial Warrant Shares prior to the earlier of (a) the date on which the Corporation has received aggregate gross proceeds of at least $1,715 million from one or more Qualified Equity Offerings, and (b) December 31, 2009.  If the Corporation completes one or more Qualified Equity Offerings on or prior to December 31, 2009 that result in the Corporation receiving aggregate gross proceeds equal to at least $1,715 million, then the number of Warrant Shares will be reduced to 50% of the original number of Warrant Shares.  The Warrant provides for the adjustment of the exercise price and the number of Warrant Shares issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Corporation’s common stock, and upon certain issuances of the Corporation’s common stock at or below a specified price range relative to the initial exercise price.  Pursuant to the Securities Purchase Agreement, the UST has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

Pursuant to the Securities Purchase Agreement, until the UST no longer owns any shares of the Senior Preferred Stock, the Warrant or Warrant Shares, the Corporation’s employee benefit plans and other executive compensation arrangements for its Senior Executive Officers must continue to comply in all respects with Section 111(b) the Emergency Economic Stabilization Act of 2008 and the rules and regulations of the UST promulgated thereunder.

The Securities Purchase Agreement permits the UST to unilaterally amend any provision of the Letter Agreement and the Securities Purchase Agreement to the extent required to comply with any changes in applicable federal statutes.

For accounting purposes, the proceeds of $1,715 million were allocated between the preferred stock and the warrant based on their relative fair values.  The initial value of the Warrant, which is classified as equity, was $81.12 million.  The entire discount on the Senior Preferred Stock, created from the initial value assigned to the Warrant, is being accreted over a five-year period in a manner that produces a level preferred stock dividend yield which is 6.10%.  At the end of the fifth year, the carrying amount of the Senior Preferred Stock will equal its liquidation value.

Preferred dividends accrued on the Senior Preferred Stock amounted to $25.0 million during the first quarter of 2009.  On February 17, 2009, the Corporation paid the quarterly dividend covering the period from November 14, 2008 through February 15, 2009 in the amount of $21.7 million.

The Corporation had a Stock Repurchase Program under which up to 12 million shares of the Corporation’s common stock could be repurchased annually.  During the first quarter of 2008, the Corporation acquired 4,782,400 shares of its common stock in open market share repurchase transactions under the Stock Repurchase Program.  Total cash consideration amounted to $124.9 million. As a result of the restrictions contained in the Securities Purchase Agreement, the Corporation allowed the Stock Repurchase Program to expire and did not reconfirm the Stock Repurchase Program for 2009.

At March 31, 2009, the net loss in accumulated other comprehensive income amounted to $75.6 million, which represented a positive change in accumulated other comprehensive income of $82.3 million since December 31, 2008.  Net accumulated other comprehensive income associated with available for sale investment securities was a net gain of $15.6 million at March 31, 2009, compared to a net loss of $57.1 million at December 31, 2008, resulting in a net gain of $72.7 million over the three month period.  The net unrealized loss associated with the change in fair value of the Corporation’s derivative financial instruments designated as cash flow hedges decreased $9.9 million since December 31, 2008, and amounted to $92.8 million at March 31, 2009, compared to a net loss of $102.7 million at December 31, 2008.  The amount required to adjust the Corporation’s postretirement health benefit liability to its funded status included in accumulated other comprehensive income amounted to an unrealized gain of $1.6 million as of March 31, 2009.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

RISK-BASED CAPITAL RATIOS
($ in millions)

	March 31, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$5,107	9.17%	$5,357	9.49%
Tier 1 Capital Minimum Requirement	2,229	4.00	2,257	4.00
Excess	$2,878	5.17%	$3,100	5.49%

Total Capital	$7,159	12.85%	$7,445	13.19%
Total Capital Minimum Requirement	4,458	8.00	4,514	8.00
Excess	$2,701	4.85%	$2,931	5.19%

Risk-Adjusted Assets	$55,725		$56,428

LEVERAGE RATIOS
($ in millions)

	March 31, 2009						December 31, 2008
	Amount			Ratio			Amount			Ratio
Tier 1 Capital			$5,107			8.34%			$5,357			8.56%
Minimum Leverage Requirement	1,837	-	3,062	3.00	-	5.00	1,877	-	3,129	3.00	-	5.00
Excess	$3,270	-	$2,045	5.34	-	3.34%	$3,480	-	$2,228	5.56	-	3.56%

Adjusted Average Total Assets			$61,250						$62,587

The Corporation manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation’s own cash requirements are met.  The Corporation maintains liquidity by obtaining funds from several sources.

The Corporation’s most readily available source of liquidity is its investment portfolio.  Investment securities available for sale, which totaled $7.5 billion at March 31, 2009, represent a highly accessible source of liquidity.  The Corporation’s portfolio of held-to-maturity investment securities, which totaled $0.2 billion at March 31, 2009, provides liquidity from maturities and amortization payments.  The Corporation’s loans held for sale provide additional liquidity.  These loans represent recently funded loans that are prepared for delivery to investors, which are generally sold shortly after the loan has been funded.

Depositors within the Corporation’s defined markets are another source of liquidity.  Core deposits (demand, savings, money market and consumer time deposits) averaged $23.5 billion in the first quarter of 2009.  The Corporation's banking affiliates may also access the federal funds markets, the Federal Reserve’s Term Auction Facility or utilize collateralized borrowings such as treasury demand notes, FHLB advances or other forms of collateralized borrowings.

The Corporation’s banking affiliates may use wholesale deposits, which include foreign (Eurodollar) deposits.  Wholesale deposits, which averaged $11.2 billion in the first quarter of 2009, are deposits generated through distribution channels other than the Corporation’s own banking branches.  The weighted average remaining term of outstanding brokered and institutional certificates of deposit at March 31, 2009 was 10.4 years.  These deposits allow the Corporation’s banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional.  Access to wholesale deposits also provides the Corporation with the flexibility not to pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels.

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

M&I Bank has implemented a global bank note program that permits it to issue and sell up to a maximum of US$13.0 billion aggregate principal amount (or the equivalent thereof in other currencies) at any one time outstanding of its senior global bank notes with maturities of seven days or more from their respective date of issue and subordinated global bank notes with maturities more than five years from their respective date of issue.  The notes may be fixed rate or floating rate and the exact terms will be specified in the applicable Pricing Supplement or the applicable Program Supplement.  This program is intended to enhance liquidity by enabling M&I Bank to sell its debt instruments in global markets in the future without the delays that would otherwise be incurred.  At March 31, 2009, approximately $8.9 billion of new debt could be issued under M&I Bank’s global bank note program.

Bank notes outstanding at March 31, 2009 amounted to $4.1 billion of which $1.9 billion is subordinated.  A portion of the subordinated bank notes qualifies as supplementary capital for regulatory capital purposes.

The national capital markets represent a further source of liquidity to the Corporation.

During the second quarter of 2008, the Corporation filed a shelf registration statement with the Securities and Exchange Commission enabling the Corporation to issue up to 6.0 million shares of its common stock, which may be offered and issued from time to time in connection with acquisitions by the Corporation and/or other consolidated subsidiaries of the Corporation.  At March 31, 2009, approximately 1.14 million shares of the Corporation’s common stock could be issued under the shelf registration statement for future acquisitions.

On November 6, 2007, the Corporation filed a shelf registration statement pursuant to which the Corporation was initially authorized to raise up to $1.9 billion through sales of corporate debt and/or equity securities with a relatively short lead time.

The Corporation and/or M&I Bank may repurchase or redeem its outstanding debt securities from time to time, including, without limitation, senior and subordinated global bank notes, medium-term corporate notes, MiNotes or junior subordinated deferrable interest debentures and the related trust preferred securities.  Such repurchases or redemptions may be made in open market purchases, in privately negotiated transactions or otherwise for cash or other consideration.  Any such repurchases or redemptions will be made on an opportunistic basis as market conditions permit and are dependent on the Corporation’s liquidity needs, compliance with any contractual or indenture restrictions and regulatory requirements and other factors the Corporation deems relevant. During the first quarter of 2009, the Corporation re-acquired and extinguished $42.1 million of debt.  The debt consisted of small blocks of various bank notes issued by the Corporation and M&I Bank.  The size of the blocks ranged from $4.1 million to $11.8 million with a weighted average buyback price of approximately 92.7% of par.

The market impact of the recession and deterioration in the national real estate markets has resulted in a decline in market confidence and a subsequent strain on liquidity in the financial services sector.  However, participation in the CPP in 2008 provided the Corporation with $1.7 billion in cash and significantly increased its regulatory and tangible capital levels.  Management expects that it will continue to make use of a wide variety of funding sources, including those that have not shown the levels of stress demonstrated in some of the national capital markets.  Notwithstanding the current national capital market impact on the cost and availability of liquidity, management believes that it has adequate liquidity to ensure that funds are available to the Corporation and each of its banks to satisfy their cash flow requirements.  However, if capital markets deteriorate more than management currently expects, the Corporation could experience stress on its liquidity position.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2009, there have been no substantive changes with respect to the Corporation’s off-balance sheet activities disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Corporation continues to believe that based on the off-balance sheet arrangements with which it is presently involved, such off-balance sheet arrangements neither have, nor are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

CRITICAL ACCOUNTING POLICIES

The Corporation has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Corporation’s consolidated financial statements.  The significant accounting policies of the Corporation are described in the footnotes to the consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and updated as necessary in its Quarterly Reports on Form 10-Q.  Certain accounting policies involve significant judgments and assumptions by management that may have a material impact on the carrying value of certain assets and liabilities.  Management considers such accounting policies to be critical accounting policies.  The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Corporation.  Management continues to consider the following to be those accounting policies that require significant judgments and assumptions:

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

Collective Loan Impairment.  This component of the allowance for loan and lease losses is comprised of two elements.  First, the Corporation makes a significant number of loans and leases, which due to their underlying similar characteristics, are assessed for loss as homogeneous pools.  Included in the homogeneous pools are loans and leases from the retail sector and commercial loans under a certain size that have been excluded from the specific reserve allocation previously discussed.  The Corporation segments the pools by type of loan or lease and the business channel that originated the loan or lease. Using historical loss information, loss is estimated for each pool.

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

The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at March 31, 2009:

The Corporation’s problem loans continue to be primarily real estate related loans in areas that were previously experiencing substantial population growth and increased demand for housing such as Arizona and Florida, and in the correspondent banking business.  The Corporation’s higher growth markets have been disproportionately affected by the excess real estate inventory and deterioration in the national real estate markets as the economy deteriorated into recession. Rising unemployment, the recession and illiquid real estate markets have resulted in an increasing number of borrowers that are unable to either refinance or sell their properties and consequently have defaulted or are very close to defaulting on their loans.  In this stressed housing market that is experiencing increasing delinquencies and rapidly declining real estate values, the adequacy of collateral securing the loan becomes a much more important factor in determining expected loan performance.  In many cases, rapidly declining real estate values resulted in the determination that the collateral was insufficient to cover the recorded investment in the loan.  These factors resulted in the Corporation’s loan and lease portfolio experiencing significantly higher incidences of default and a significant increase in loss severity in recent quarters. The Corporation has taken these factors into consideration in determining the adequacy of its allowance for loan and leases.

At March 31, 2009, allowances for loan and lease losses were established for a Midwest-based correspondent bank holding company. Allowances for loan and lease losses continue to be carried for exposures to accommodation (hotels/motels) and motor vehicle and parts dealers.  While most loans in these categories are still performing, the Corporation continues to believe these sectors present a higher than normal risk due to their financial and external characteristics.

The Corporation’s primary lending areas are Wisconsin, Arizona, Minnesota, Missouri, Florida and Indiana.  Recent acquisitions are in relatively new markets for the Corporation.  Included in these new markets is the Kansas City metropolitan area and Tampa, Sarasota, Bradenton and Orlando, Florida and the Indianapolis and central Indiana market.  Each of these regions and markets has cultural and environmental factors that are unique to it. Segmenting loan pools by type of loan or lease and the business channel that originated the loan or lease is used to measure the impact of these factors on both new and existing business channels.

Almost every major geographical area experienced an increase in nonperforming loans and leases in the first quarter of 2009. Those increases reflect varying degrees of economic stress throughout the Corporation’s markets. At March 31, 2009, nonperforming loans in Arizona amounted to $1,068.3 million compared to $857.5 million at December 31, 2008, an increase of $210.8 million or 24.6%. Nonperforming loans in Arizona represented 42.1% of total consolidated nonperforming loans and leases at March 31, 2009 and continue to be the largest concentration of nonperforming loans in the Corporation’s loan and lease portfolio.  Nonperforming construction and development loans made up approximately $642.8 million or 60.2% and nonperforming residential real estate loans made up approximately $336.2 million or 31.5% of nonperforming loans in Arizona at March 31, 2009. Nonperforming loans in Florida amounted to $244.3 million at March 31, 2009 compared to $172.8 million at December 31, 2008 an increase of $71.5 million or 41.4%.  Approximately $144.2 million or 59.0% of nonperforming loans in Florida at March 31, 2009 were construction and development loans. Construction and development real estate loans that are concentrated in the west coast of Florida and Arizona have been the primary contributor to the increase in nonperforming loans and leases and net charge-offs in recent quarters.

At March 31, 2009, nonperforming loans and leases amounted to $2,536.6 million or 5.15% of consolidated loans and leases compared to $1,811.8 million or 3.62% of consolidated loans and leases at December 31, 2008, an increase of $724.8 million or 40.0%. Consistent with recent quarters, nonperforming real estate loans were the primary source of the Corporation’s nonperforming loans and leases and represented 78.8% of total nonperforming loans and leases at March 31, 2009. Nonperforming construction and development loans, a subset of nonperforming real estate loans, represented 48.4% of total nonperforming loans and leases at March 31, 2009.  Nonperforming real estate loans amounted to $1,998.3 million at March 31, 2009 compared to $1,529.8 million at December 31, 2008, an increase of $468.5 million or 30.6%. Nonperforming commercial loans and leases amounted to $401.9 million at March 31, 2009 compared to $180.5 million at December 31, 2008, an increase of $221.4 million. While this portfolio has generally shown increased stress, the increase is attributable to a small number of larger loans that are not concentrated in any particular industry. Nonperforming consumer loans and leases amounted to $136.4 million at March 31, 2009 compared to $101.5 million at December 31, 2008, an increase of $34.9 million or 34.4%. All of the increase was attributable to home equity loans and lines of credit. Renegotiated consumer loans and leases, predominantly home equity loans and lines of credit, accounted for $20.2 million or 57.8% of the increase in nonperforming consumer loans and leases amounted at March 31, 2009 compared to December 31, 2008.

Nonaccrual loans, the largest component of nonperforming loans, are considered to be those loans with the greatest risk of loss due to nonperformance and amounted to $2,074.6 million or 4.21% of total loans and leases outstanding at March 31, 2009 compared to $1,527.0 million or 3.05% of total loans and leases outstanding at December 31, 2008, an increase of $547.6 million or 35.9%. The amount of cumulative charge-offs recorded on the Corporation’s nonaccrual loans outstanding at March 31, 2009 was approximately $665.1 million or 48.3% of the unpaid principal balance of the affected nonaccrual loans and 24.3% of the unpaid principal balance of its total nonaccrual loans outstanding at March 31, 2009.  These charge-offs have reduced the carrying value of these nonaccrual loans and leases which reduced the allowance for loan and lease losses required at the measurement date.

Renegotiated loans and leases amounted to $446.0 million at March 31, 2009 compared to $270.4 million at December 31, 2008, an increase of $175.6 million or 65.0%. After restructuring, renegotiated loans generally result in lower payments than originally required and therefore, should have a lower risk of loss due to nonperformance than loans classified as nonaccrual. The Corporation’s instances of default and re-default on renegotiated loans has been relatively low. However, the Corporation’s experience with renegotiated loan performance is relatively new and does not encompass an extended period of time. In order to avoid foreclosure in the future, the Corporation has restructured loan terms for certain qualified borrowers that have demonstrated the ability to make the restructured payments for a specified period of time. The Corporation has primarily used reduced interest rates and extended terms to lower contractual payments. At March 31, 2009, restructured construction and development loans amounted to $156.2 million or 35.0% of total renegotiated loans and leases and residential real estate, home equity and other consumer loans amounted to $217.1 million or 48.7% of total renegotiated loans and leases. Approximately $232.4 million or 52.1% of total renegotiated loans and leases at March 31, 2009 were related to renegotiated loans and leases in Arizona. The present value of expected future cash flows discounted at the loan’s effective interest rate was the primary method used to measure impairment and determine the amount of allowance for loan and lease losses required for renegotiated loans and leases at March 31, 2009.  Significant judgment is required to estimate expected future cash flows.

Net charge-offs amounted to $328.0 million or 2.67% of average loans and leases in the first quarter of 2009. Net charge-offs of real estate loans amounted to $257.6 million or 78.5% of total net charge-offs in the first quarter of 2009.  For the three months ended March 31, 2009, approximately $176.4 million of the real estate loan net charge-offs  were construction and development loan net charge-offs. The Corporation’s construction and development real estate loans continued to exhibit the most increase in impairment.  In addition, commercial loans whose performance is dependent on the housing market also continued to be adversely affected.

Net charge-offs in the first quarter of 2009 were concentrated in three areas which the Corporation refers to as business channels.  Net charge-offs for the Arizona business channel amounted to $120.8 million, net charge-offs for the Florida business channel amounted to $24.9 million and net charge-offs for the correspondent banking business channel amounted to $51.2 million. The aggregate net charge-offs for these three business channels amounted to $196.9 million or 60.0% of total net charge-offs for the three months ended March 31, 2009. That concentration of net charge-offs in the first quarter was consistent with the Corporation’s experience in 2008. The aggregate net charge-offs for these three business channels amounted to 68.9% of total net charge-offs for the year ended December 31, 2008.

Based on the loss estimates discussed, management determined its best estimate of the required allowance for loans and leases.  Management’s evaluation of the factors previously described resulted in an allowance for loan and lease losses of $1,352.1 million or 2.75% of loans and leases outstanding at March 31, 2009.  The allowance for loan and lease losses was $1,202.2 million or 2.41% of loans and leases outstanding at December 31, 2008.  Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $477.9 million in the first quarter of 2009. The resulting provision for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.  Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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

In February 2009, the State of Wisconsin passed legislation that requires combined reporting for state income tax purposes effective January 1, 2009. As a result, the Corporation recorded an additional income tax benefit of $51.0 million, or $0.19 per diluted common share to recognize certain state deferred tax assets, which included the reduction of a valuation allowance for Wisconsin net operating losses. The Corporation expects that income tax expense will increase in future periods due to the enacted legislation.

As a result of the Internal Revenue Service’s decision not to appeal a November 2007 US Tax Court ruling related to how the TEFRA (interest expense) disallowance should be calculated within a consolidated group and the position the IRS has taken in another related case, the Corporation recognized an additional income tax benefit related to years 1996-2007 of $20.0 million for its similar issue during the first quarter of 2008.

The Corporation anticipates it is reasonably possible that unrecognized tax benefits up to approximately $20 million could be realized within 12 months of March 31, 2009.  The realization would principally result from settlement with taxing authorities as it relates to the tax benefits associated with a 2002 stock issuance.

Fair Value Measurement

The Corporation measures fair value in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements  and the additional guidance provided by Financial Accounting Standards Board Staff Position FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, collectively “SFAS 157”.  SFAS 157 provides a framework for measuring fair value under accounting principles generally accepted in the United States of America.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 addresses the valuation techniques used to measure fair value.  These valuation techniques include the market approach, income approach and cost approach.  The market approach uses prices or relevant information generated by market transactions that are identical to or comparable with assets or liabilities.  The income approach involves converting future amounts to a single present amount.  The measurement is valued based on current market expectations about those future amounts.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset.

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

Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.  Fair values for these instruments are estimated using pricing models, quoted prices of financial assets or liabilities with similar characteristics or discounted cash flows.

Level 3- Inputs to the valuation methodology are unobservable and significant to the fair value measurement.  Fair values are initially valued based upon a transaction price and are adjusted to reflect exit values as evidenced by financing and sale transactions with third parties.

These measurements involve various valuation techniques and models, which involve inputs that are observable, when available.  A description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy is disclosed in Note 3 – Fair Value Measurements in Notes to Consolidated Financial Statements.

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

New Accounting Pronouncements

A discussion of new accounting pronouncements that are applicable to the Corporation and have been or will be adopted by the Corporation is included in Note 2 in Notes to Financial Statements contained in Item 1 herein.

FORWARD-LOOKING STATEMENTS

Items 2 and 3 of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” respectively, contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, without limitation, statements regarding expected financial and operating activities and results which are preceded by words such as “expects”, “anticipates” or “believes”.  Such statements are subject to important factors that could cause the Corporation’s actual results to differ materially from those anticipated by the forward-looking statements.  These factors include those referenced in Item 1A. Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 and as may be described from time to time in the Corporation’s subsequent SEC filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following updated information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.  Updated information regarding the Corporation’s use of derivative financial instruments is contained in Note 12 – Derivative Financial Instruments and Hedging Activities in Notes to Financial Statements contained in Item 1 herein.

Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk.  The Corporation faces market risk through trading and other than trading activities.  While market risk that arises from trading activities, in the form of foreign exchange and interest rate risk, is immaterial to the Corporation, market risk from other than trading activities, in the form of interest rate risk, is measured and managed through a number of methods.

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

This information is incorporated into a model that projects future net interest income levels in several different interest rate environments.  Earnings at risk are calculated by modeling net interest income in an environment where rates remain constant, and comparing this result to net interest income in a different rate environment, and then expressing this difference as a percentage of net interest income for the succeeding 12 months.  Since future interest rate moves are difficult to predict, the following table presents two potential scenarios—a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of March 31, 2009:

Hypothetical Change in Interest Rates	Impact to 2009
100 basis point gradual rise in rates	1.4%
100 basis point gradual decline in rates	(5.1	) %

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

Equity Risk

In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk.  The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones.  These investments expose the Corporation to the change in equity values for the portfolio companies.  However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs.  At March 31, 2009, the carrying value of total private equity investments amounted to approximately $66.2 million.

At March 31, 2009, Wealth Management administered $101.5 billion in assets and directly managed $29.7 billion in assets.  Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances.  Quantification of this exposure is difficult due to the number of other variables affecting fee income.  Interest rate changes can also have an effect on fee income for the above-stated reasons.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table reflects the purchases of Marshall & Ilsley Corporation stock for the specified period:

			Total Number	Maximum Number
			of Shares	of Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased (1)	per Share	or Programs	or Programs
January 1 to January 31, 2009	23,526	$12.09	N/A	N/A
February 1 to February 28, 2009	5,318	12.64	N/A	N/A
March 1 to March 31, 2009	34,844	4.34	N/A	N/A
Total	63,688	$7.90	N/A

(1)	Includes shares purchased by rabbi trusts pursuant to nonqualified deferred compensation plans.

In connection with the Corporation’s participation in the Capital Purchase Program (“CPP”), the consent of the United States Treasury will be required for the Corporation to repurchase its common stock other than in connection with benefit plans consistent with past practice and certain other specified circumstances.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in the Corporation’s 2008 Annual Report on Form 10-K for additional information regarding the CPP.

The Corporation’s Share Repurchase Program expired and was not reconfirmed in April 2009.

ITEM 6. EXHIBITS.

Exhibit 11	-
Statement Regarding Computation of Earnings Per Common Share, Incorporated by Reference to Note 5 of Notes to Financial Statements contained in Item 1 - Financial Statements (unaudited) of Part I - Financial Information herein.

Exhibit 12	-	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31(i)	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31(ii)	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32(a)	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32(b)	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

May 11, 2009

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

(11)
Statement Regarding Computation of Earnings Per Common Share, Incorporated by Reference to Note 5 of Notes to Financial Statements contained in Item 1 - Financial Statements (unaudited) of Part I - Financial Information herein.

(12)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

(32)(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32)(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.