Form 10-Q
period 2009-06-30
MARSHALL & ILSLEY CORP
filed 2009-08-10
CIK 1399315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Large accelerated filer   [X]      Accelerated filer    [  ]   Non-accelerated filer   [  ] (Do not check if a smaller reporting company)     Small reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $1.00 Par Value	368,114,578

MARSHALL & ILSLEY CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
($000’s except share data)

	June 30,	December 31,	June 30,
	2009	2008	2008
Assets:
Cash and cash equivalents:
Cash and due from banks	$796,981	$851,336	$1,316,397
Federal funds sold and security resale agreements	27,670	101,069	519,819
Money market funds	37,236	120,002	67,084
Total cash and cash equivalents	861,887	1,072,407	1,903,300

Interest bearing deposits at other banks	850,704	9,684	8,944

Trading assets, at fair value	261,117	518,361	133,128

Investment securities:
Available for sale, at fair value	5,981,003	7,430,552	7,412,592
Held to maturity, fair value $148,029 ($243,395 at December 31, 2008 and $288,401 at June 30, 2008)	144,282	238,009	282,396

Loans held for sale	423,210	220,391	135,923

Loans and leases	47,759,934	49,764,153	50,096,609
Allowance for loan and lease losses	(1,367,782)	(1,202,167)	(1,028,809)
Net loans and leases	46,392,152	48,561,986	49,067,800

Premises and equipment, net	572,720	564,789	524,284
Goodwill	611,728	605,144	2,096,514
Other intangible assets	145,580	158,305	145,299
Bank-owned life insurance	1,173,765	1,157,612	1,147,234
Other real estate owned (OREO)	356,790	320,908	207,102
Accrued interest and other assets	1,918,765	1,478,270	1,195,906
Total Assets	$59,693,703	$62,336,418	$64,260,422

Liabilities and Equity:
Deposits:
Noninterest bearing	$7,847,624	$6,879,994	$6,390,374
Interest bearing	33,344,721	34,143,147	34,783,119
Total deposits	41,192,345	41,023,141	41,173,493

Federal funds purchased and security repurchase agreements	631,902	1,190,000	2,175,217
Other short-term borrowings	843,021	2,868,033	3,861,081
Accrued expenses and other liabilities	1,134,451	1,370,969	961,891
Long-term borrowings	9,297,487	9,613,717	9,564,597
Total Liabilities	53,099,206	56,065,860	57,736,279

Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized; 1,715,000 shares issued and outstanding of Senior Preferred Stock, Series B (liquidation preference of $1,000 per share)	1,715	1,715	-
Common stock, $1.00 par value; 373,764,081 shares issued (272,318,615 shares at December 31, 2008 and 267,455,394 shares at June 30, 2008)	373,764	272,319	267,455
Additional paid-in capital	4,287,733	3,838,867	2,062,289
Retained earnings	2,182,808	2,538,989	4,513,019
Treasury stock, at cost: 5,644,436 shares (6,977,434 shares at December 31, 2008 and 8,023,398 shares at June 30, 2008)	(155,914)	(192,960)	(222,026)
Deferred compensation	(36,945)	(40,797)	(37,913)
Accumulated other comprehensive income, net of related taxes	(69,390)	(157,952)	(68,594)
Total Marshall & Ilsley Corporation shareholders' equity	6,583,771	6,260,181	6,514,230
Noncontrolling interest in subsidiaries	10,726	10,377	9,913
Total Equity	6,594,497	6,270,558	6,524,143
Total Liabilities and Equity	$59,693,703	$62,336,418	$64,260,422

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($000’s except per share data)

	Three Months Ended June 30,
	2009	2008
Interest and fee income
Loans and leases	$557,163	$726,621
Investment securities:
Taxable	57,414	71,697
Exempt from federal income taxes	11,542	13,733
Trading securities	1,989	386
Short-term investments	400	2,171
Total interest and fee income	628,508	814,608
Interest expense
Deposits	138,273	219,205
Short-term borrowings	2,881	37,972
Long-term borrowings	95,530	109,793
Total interest expense	236,684	366,970
Net interest income	391,824	447,638
Provision for loan and lease losses	618,992	885,981
Net interest income (loss) after provision for loan and lease losses	(227,168)	(438,343)
Other income
Wealth management	65,837	74,753
Service charges on deposits	34,055	37,898
Gain on sale of mortgage loans	16,754	5,614
Other mortgage banking revenue	1,292	1,010
Net investment securities gains	82,665	452
Bank-owned life insurance revenue	7,962	11,968
Gain on termination of debt	9,242	-
OREO income	2,964	1,787
Other	46,430	53,515
Total other income	267,201	186,997
Other expense
Salaries and employee benefits	187,238	186,572
Net occupancy and equipment	32,437	31,253
Software expenses	7,015	6,349
Processing charges	33,812	33,705
Supplies, printing, postage and delivery	8,930	11,552
FDIC insurance	49,233	2,153
Professional services	21,997	18,168
Amortization of intangibles	5,843	5,977
OREO expenses	35,778	20,263
Other	32,376	64,188
Total other expense	414,659	380,180
Loss before income taxes	(374,626)	(631,526)
Benefit for income taxes	(166,143)	(237,950)
Net loss	(208,483)	(393,576)
Less: Net income attributable to noncontrolling interests	(472)	(215)
Net loss attributable to Marshall & Ilsley Corporation	(208,955)	(393,791)
Preferred dividends	(25,013)	-
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(233,968)	$(393,791)
Per share attributable to Marshall & Ilsley Corporation common shareholders:
Basic	$(0.83)	$(1.52)
Diluted	$(0.83)	$(1.52)
Dividends paid per common share	$0.01	$0.32
Weighted average common shares outstanding (000's):
Basic	280,836	258,592
Diluted	280,836	258,592

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($000’s except per share data)

	Six Months Ended June 30,
	2009	2008
Interest and fee income
Loans and leases	$1,123,497	$1,510,149
Investment securities:
Taxable	120,531	149,253
Exempt from federal income taxes	23,797	28,136
Trading securities	3,438	993
Short-term investments	1,028	5,087
Total interest and fee income	1,272,291	1,693,618
Interest expense
Deposits	276,362	491,979
Short-term borrowings	6,873	91,562
Long-term borrowings	195,486	232,055
Total interest expense	478,721	815,596
Net interest income	793,570	878,022
Provision for loan and lease losses	1,096,916	1,032,302
Net interest income (loss) after provision for loan and lease losses	(303,346)	(154,280)
Other income
Wealth management	128,519	146,639
Service charges on deposits	69,368	73,579
Gain on sale of mortgage loans	26,568	14,066
Other mortgage banking revenue	2,285	1,922
Net investment securities gains	82,737	26,168
Bank-owned life insurance revenue	17,278	24,363
Gain on termination of debt	12,298	-
OREO income	5,532	2,823
Other	99,322	108,670
Total other income	443,907	398,230
Other expense
Salaries and employee benefits	342,426	361,236
Net occupancy and equipment	66,230	62,455
Software expenses	13,613	12,582
Processing charges	67,534	65,790
Supplies, printing, postage and delivery	18,024	23,320
FDIC insurance	64,337	4,017
Professional services	41,178	31,647
Amortization of intangibles	11,637	11,922
OREO expenses	68,401	35,212
Other	66,436	87,564
Total other expense	759,816	695,745
Loss before income taxes	(619,255)	(451,795)
Benefit for income taxes	(319,125)	(204,650)
Net loss	(300,130)	(247,145)
Less: Net income attributable to noncontrolling interests	(791)	(437)
Net loss attributable to Marshall & Ilsley Corporation	(300,921)	(247,582)
Preferred dividends	(49,972)	-
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(350,893)	$(247,582)
Per share attributable to Marshall & Ilsley Corporation common shareholders:
Basic	$(1.29)	$(0.95)
Diluted	$(1.29)	$(0.95)
Dividends paid per common share	$0.02	$0.63
Weighted average common shares outstanding (000's):
Basic	272,735	259,282
Diluted	272,735	259,282

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($000’s)

	Six Months Ended June 30,
	2009	2008
Net Cash Provided by Operating Activities	$481,863	$388,136

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	987,296	118,799
Proceeds from maturities of securities available for sale	873,109	701,106
Proceeds from sales of securities held to maturity	-	1,633
Proceeds from maturities of securities held to maturity	94,491	91,794
Purchases of securities available for sale	(1,317,626)	(591,555)
Net decrease/(increase) in loans and leases	755,822	(3,041,220)
Purchases of premises and equipment, net	(31,530)	(41,626)
Cash paid for acquisitions, net of cash and cash equivalents acquired	(479)	(476,625)
Proceeds from divestitures	-	2,485
Net proceeds from sale of OREO	118,687	41,677
Net cash provided by/(used in) investing activities	1,479,770	(3,193,532)

Cash Flows from Financing Activities:
Net increase in deposits	169,954	4,387,544
Net decrease in short-term borrowings	(2,579,826)	(876,910)
Proceeds from issuance of long-term borrowings	375	809,389
Payments of long-term borrowings	(274,093)	(1,155,118)
Dividends paid on preferred stock	(43,113)	-
Dividends paid on common stock	(5,288)	(162,406)
Proceeds from the issuance of common stock	560,223	14,555
Purchases of common stock	-	(130,870)
Other	(385)	-
Net cash provided by/(used in) financing activities	(2,172,153)	2,886,184
Net increase/(decrease) in cash and cash equivalents	(210,520)	80,788
Cash and cash equivalents, beginning of year	1,072,407	1,822,512
Cash and cash equivalents, end of period	$861,887	$1,903,300

Supplemental Cash Flow Information:
Cash paid/(received) during the period for:
Interest	$492,771	$826,763
Income taxes	(118,747)	84,436

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements
June 30, 2009 & 2008 (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.  In management’s opinion, the unaudited financial information included in this report reflects all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial position and results of operations as of and for the three and six months ended June 30, 2009 and 2008.  The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of results to be expected for the entire year.  The Corporation issued its consolidated financial statements by filing them with the Securities and Exchange Commission (the "SEC") on August 10, 2009 and has evaluated subsequent events up to the time the consolidated financial statements were filed.

2.	New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162  (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”), except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants. The Codification did not change GAAP but reorganizes the literature using a consistent structure. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it is not expected to impact the consolidated financial statements, however the Corporation will cease using prior GAAP references and begin to use the new Codification when referring to GAAP in the Notes to the Consolidated Financial Statements in its quarterly report on Form 10-Q for the third quarter ending September 30, 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures regarding an entity’s continuing involvement in and exposure to risks related to transferred financial assets. SFAS 167, which amends FASB Interpretation No. 46 (revised December 2003), replaces the quantitative approach previously required for determining which enterprise should consolidate a variable interest entity with a consolidation approach focused on which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. SFAS 167 also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, and eliminates an exception indicating a troubled debt restructuring, as defined in paragraph 2 of FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, was not an event that required reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS No. 166 and 167 are effective for the Corporation on January 1, 2010. The Corporation is evaluating the impact that adoption of SFAS 166 and 167 will have on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which sets forth general standards for potential recognition or disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective in the second quarter of 2009 and did not have a material impact on the consolidated financial statements.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

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

As permitted, the Corporation elected to early adopt the provisions of FSP FAS 157-4 and FSP FAS 115-2 as of January 1, 2009.  See Note 7 – Investment Securities in Notes to Financial Statements for information regarding the impact of adopting FSP FAS 157-4 and FSP FAS 115-2.

FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Corporation’s interim period ending on June 30, 2009.  FSP FAS 107-1 and APB 28-1 amends only the Corporation’s disclosure requirements. See Note 3 – Fair Value Measurements and Note 14 – Fair Value of Financial Instruments in Notes to Financial Statements for information regarding the fair value of financial instruments at June 30, 2009.

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

SFAS 160 was applied prospectively, except for the provisions related to the presentation of noncontrolling interests.  As of June 30, 2009, December 31, 2008 and June 30, 2008, noncontrolling interests of $10.7 million, $10.4 million and $9.9 million, respectively, have been reclassified from Accrued Expenses and Other Liabilities to Total Equity in the Consolidated Balance Sheets.  For the three months ended June 30, 2009 and 2008, net income attributable to noncontrolling interests of $0.5 million and $0.2 million, respectively, is included in net income.  For the six months ended June 30, 2009 and 2008, net income attributable to noncontrolling interests of $0.8 million and $0.4 million, respectively, is included in net income.  Prior to the adoption of SFAS 160, noncontrolling interests were a deduction to determine net income.  Under SFAS 160, noncontrolling interests are a deduction from net income used to arrive at net income attributable to the Corporation.  Earnings per common share was not affected as a result of the adoption of the provisions of SAS 160.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

3.	Fair Value Measurements

The Corporation adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The standard generally applies whenever other standards require or permit assets or liabilities to be measured at fair value.  Under the standard, fair value refers to the price at the measurement date that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in which the reporting entity is engaged.  The standard does not expand the use of fair value in any new circumstances.

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
June 30, 2009 & 2008 (Unaudited)

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

On a quarterly basis, the Corporation performs an analysis using historical and market implied default and recovery rates that also consider certain industry conventions established for operational efficiencies to estimate the potential impact on the reported fair values of these derivative financial assets and liabilities due to counterparty credit risk and the Corporation’s own credit risk.  Based on this analysis, the Corporation determined that the impact of these factors was insignificant and did not make any additional credit risk adjustments for purposes of determining the reported fair values of these derivative assets and liabilities with dealers at June 30, 2009.

Certain derivative transactions are executed with customers whose counterparty credit risk is similar in nature to the credit risk associated with the Corporation’s lending activities.  As is the case with a loan, the Corporation evaluates the credit risk of each of these customers on an individual basis and, where deemed appropriate, collateral is obtained.  The type of collateral varies and is often the same collateral as the collateral obtained to secure a customer’s loan.  For purposes of assessing the potential impact of counterparty credit risk on the fair values of derivative assets with customers, the Corporation used a probability analysis to estimate the amount of expected loss exposure due to customer default at some point in the remaining term of the entire portfolio of customer derivative contracts outstanding at June 30, 2009.  While not significant, the Corporation did factor the estimated amount of expected loss due to customer default in the reported fair value of its customer derivative assets at June 30, 2009.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2009 ($000’s):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (1)
Trading Assets:
Trading securities	$-	$18,484	$-
Derivative assets	121	242,512	-
Total trading assets	$121	$260,996	$-

Investment securities available for sale (2)
Investment securities	$106	$5,280,838	$184,559
Private equity investments	-	-	70,517
Other assets	-	-	4,945
Total investment securities available for sale	$106	$5,280,838	$260,021

Liabilities (1)
Other short-term borrowings	$-	$210	$-
Accrued expenses and other liabilities:
Derivative liabilities	$-	$200,875	$14,743

(1)
The amounts presented above exclude certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage its interest rate risk.  These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2.  See Note 13 – Derivative Financial Instruments and Hedging Activities in Notes to Financial Statements for further information.  Level 3 derivative liabilities represent the fair value of the derivative financial instrument entered into in conjunction with the sale of the Corporation’s shares of Visa, Inc. (“Visa”) Class B common stock.  See Note 17  – Guarantees in Notes to Financial Statements for additional information regarding Visa.

(2)
The investment securities included in Level 3 are primarily senior tranche asset-backed securities.  The amounts presented are exclusive of $386,036 of investments in Federal Reserve Bank and FHLB stock, which are bought and sold at par and are carried at cost, and $54,002 in affordable housing partnerships, which are generally carried on the equity method.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with financial instruments measured using significant unobservable inputs (Level 3) during the six months ended June 30, 2009 ($000’s):

	Investment Securities (1)	Private Equity Investments (2)	Other Assets	Total	Derivative Liabilities
Balance at December 31, 2008	$135,953	$65,288	$5,903	$207,144	$-
Net payments, purchases and sales	(1,008)	706	(255)	(557)	-
Discount accretion	49	-	160	209	-
Net transfers in and/or out of Level 3	(2,860)	-	-	(2,860)	-
Total gains or losses (realized or unrealized):
Included in earnings	-	228	52	280	-
Included in other comprehensive income	34,993	-	(606)	34,387	-
Balance at March 31, 2009	$167,127	$66,222	$5,254	$238,603	$-
Net payments, purchases and sales	(1,048)	426	(194)	(816)	-
Discount accretion	41	-	148	189	-
Net transfers in and/or out of Level 3	-	-	-	-	-
Total gains or losses (realized or unrealized):
Included in earnings	-	3,869	10	3,879	14,743
Included in other comprehensive income	18,439	-	(273)	18,166	-
Balance at June 30, 2009	$184,559	$70,517	$4,945	$260,021	$14,743

Unrealized gains or (losses) for the period included in earnings attributable to unrealized gains or losses for financial instruments still held at June 30, 2009	$-	$3,865	$-	$3,865	$(14,743)

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
June 30, 2009 & 2008 (Unaudited)

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2008 ($000’s):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (1)
Trading Assets:
Trading securities	$-	$38,119	$-
Derivative assets	303	94,706	-
Total trading assets	$303	$132,825	$-

Investment securities available for sale (2)
Investment securities	$235	$6,905,554	$72,392
Private equity investments	-	-	61,559
Other assets	-	-	6,195
Total investment securities available for sale	$235	$6,905,554	$140,146

Liabilities (1)
Other short-term borrowings	$-	$6,394	$-
Accrued expenses and other liabilities:
Derivative liabilities	$40	$72,082	$-

(1)
The amounts presented above exclude certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage its interest rate risk.  These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2.  See Note 13 in Notes to Financial Statements for further information.

(2)
The amounts presented are exclusive of $327,815 of investments in Federal Reserve Bank and FHLB stock, which are bought and sold at par and are carried at cost, and $38,842 in affordable housing partnerships, which are generally carried on the equity method.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with financial instruments measured using significant unobservable inputs (Level 3) during the six months ended June 30, 2008 ($000’s):

	Investment Securities (1)	Private Equity Investments (2)	Other Assets	Total
Balance at January 1, 2008	$2,066	$54,121	$9,030	$65,217
Net payments, purchases and sales	14,319	2,682	(977)	16,024
Discount accretion	5	-	209	214
Total gains or losses (realized or unrealized):
Included in earnings	-	1,051	(2,020)	(969)
Included in other comprehensive income	-	-	(29)	(29)
Balance at March 31, 2008	$16,390	$57,854	$6,213	$80,457
Net payments, purchases and sales	(3)	3,092	(965)	2,124
Discount accretion/(premium amortization)	(2)	-	183	181
Net transfers in and/or out of Level 3	56,007	-	-	56,007
Total gains or losses (realized or unrealized):
Included in earnings	-	613	-	613
Included in other comprehensive income	-	-	764	764
Balance at June 30, 2008	$72,392	$61,559	$6,195	$140,146

Unrealized gains or losses for the period included in earnings attributable to unrealized gains or losses for financial instruments still held at June 30, 2008	$-	$293	$(2,020)	$(1,727)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Loans held for sale are recorded at lower of cost or market and therefore are reported at fair value on a nonrecurring basis.  Such fair values are generally based on bids and are considered Level 2 fair values.  Nonaccrual loans greater than an established threshold are individually evaluated for impairment.  Impairment is measured based on the fair value of the collateral less estimated selling costs or the fair value of the loan (“collateral value method”).  All consumer-related renegotiated loans are evaluated for impairment based on the present value of the estimated cash flows discounted at the loan’s original effective interest rate (“discounted cash flow method”).  A valuation allowance is recorded for the excess of the loan’s recorded investment over the amount determined by either the collateral value method or the discounted cash flow method.  This valuation allowance is a component of the Allowance for loan and lease losses.  The discounted cash flow method is not a fair value measure.  For the collateral value method, the Corporation generally obtains appraisals to support the fair value of collateral underlying loans.  Appraisals incorporate measures such as recent sales prices for comparable properties and costs of construction.  The Corporation considers these fair values Level 3.  For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $247,958 and $17,426 was recorded for loans with a recorded investment of $980,553 and $102,744 at June 30, 2009 and June 30, 2008, respectively.  See Note 9 – Allowance for Loan and Lease Losses in Notes to Financial Statements for more information.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

OREO is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. Subsequent to transfer, OREO is carried at the lower of cost or fair value, less estimated selling costs. The carrying value of OREO is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs.  At June 30, 2009 and 2008, the estimated fair value of OREO, less estimated selling costs amounted to $356,790 and $207,102, respectively.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)
4.	Comprehensive Income

The following tables present the Corporation’s comprehensive income ($000’s):

	Three Months Ended June 30, 2009
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net loss			$(208,483)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$26,536	$(9,307)	$17,229
Reclassification for securities transactions included in net income	(43,622)	15,268	(28,354)
Total unrealized gains (losses) on available for sale investment securities	$(17,086)	$5,961	$(11,125)

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$10,112	$(3,539)	$6,573
Reclassification adjustments for hedging activities included in net income	17,000	(5,950)	11,050
Total net gains (losses) on derivatives hedging variability of cash flows	$27,112	$(9,489)	$17,623

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(350)	68	(282)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(350)	$68	$(282)
Other comprehensive income, net of tax			6,216
Total comprehensive income (loss)			(202,267)
Less: Comprehensive income attributable to the noncontrolling interest			(472)
Comprehensive income (loss) attributable to Marshall & Ilsley Corporation			$(202,739)

	Three Months Ended June 30, 2008
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net loss			$(393,576)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$(62,728)	$22,249	$(40,479)
Reclassification for securities transactions included in net income	(39)	14	(25)
Total unrealized gains (losses) on available for sale investment securities	$(62,767)	$22,263	$(40,504)

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$48,984	$(17,144)	$31,840
Reclassification adjustments for hedging activities included in net income	12,247	(4,287)	7,960
Total net gains (losses) on derivatives hedging variability of cash flows	$61,231	$(21,431)	$39,800

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(528)	196	(332)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(528)	$196	$(332)
Other comprehensive income (loss), net of tax			(1,036)
Total comprehensive income (loss)			(394,612)
Less: Comprehensive income attributable to the noncontrolling interest			(215)
Comprehensive income (loss) attributable to Marshall & Ilsley Corporation			$(394,827)

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

	Six Months Ended June 30, 2009
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net loss			$(300,130)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$138,802	$(48,735)	$90,067
Reclassification for securities transactions included in net income	(43,868)	15,354	(28,514)
Total unrealized gains (losses) on available for sale investment securities	$94,934	$(33,381)	$61,553

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$10,726	$(3,754)	$6,972
Reclassification adjustments for hedging activities included in net income	31,555	(11,044)	20,511
Total net gains (losses) on derivatives hedging variability of cash flows	$42,281	$(14,798)	$27,483

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(700)	226	(474)
Total net gains (losses) on funded status of defined benefit postretirement plan	$(700)	$226	$(474)
Other comprehensive income, net of tax			88,562
Total comprehensive income (loss)			(211,568)
Less: Comprehensive income attributable to the noncontrolling interest			(791)
Comprehensive income (loss) attributable to Marshall & Ilsley Corporation			$(212,359)

	Six Months Ended June 30, 2008
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net loss			$(247,145)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$(31,532)	$11,016	$(20,516)
Reclassification for securities transactions included in net income	(133)	47	(86)
Total unrealized gains (losses) on available for sale investment securities	$(31,665)	$11,063	$(20,602)

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$(8,163)	$2,857	$(5,306)
Reclassification adjustments for hedging activities included in net income	17,977	(6,292)	11,685
Total net gains (losses) on derivatives hedging variability of cash flows	$9,814	$(3,435)	$6,379

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(1,056)	392	(664)
Total net gains (losses) on funded status of defined benefit postretirement plan	$(1,056)	$392	$(664)
Other comprehensive income (loss), net of tax			(14,887)
Total comprehensive income (loss)			(262,032)
Less: Comprehensive income attributable to the noncontrolling interest			(437)
Comprehensive income (loss) attributable to Marshall & Ilsley Corporation			$(262,469)

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

5.	Earnings Per Common Share

A reconciliation of the numerators and denominators of the basic and diluted per common share computations are as follows (dollars and shares in thousands, except per share data):

	Three Months Ended June 30, 2009
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(208,955)
Preferred stock dividends	(25,013)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(233,968)	280,836	$(0.83)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(208,955)
Preferred stock dividends	(25,013)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(233,968)	280,836	$(0.83)

	Three Months Ended June 30, 2008
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(393,791)
Preferred stock dividends	-
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(393,791)	258,592	$(1.52)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(393,791)
Preferred stock dividends	-
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(393,791)	258,592	$(1.52)

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

	Six Months Ended June 30, 2009
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(300,921)
Preferred stock dividends	(49,972)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(350,893)	272,735	$(1.29)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(300,921)
Preferred stock dividends	(49,972)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(350,893)	272,735	$(1.29)

	Six Months Ended June 30, 2008
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(247,582)
Preferred stock dividends	-
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(247,582)	259,282	$(0.95)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(247,582)
Preferred stock dividends	-
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(247,582)	259,282	$(0.95)

The table below presents the options to purchase shares of common stock not included in the computation of diluted earnings per common share because the exercise price of the outstanding stock options was greater than the average market price of the common shares for the periods ended 2009 and 2008 (anti-dilutive options).  As a result of the Corporation’s reported net loss for the quarter and six months ended June 30, 2009 and 2008, respectively, all of the stock options outstanding were excluded from the computation of diluted earnings per common share (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Shares	32,570	29,884	32,570	29,884

Price Range	$4.76 - $36.82	$8.55 - $36.82	$4.76 - $36.82	$8.55 - $36.82

An outstanding warrant to purchase 13,815,789 shares of the Corporation’s common stock issued in connection with the Corporation’s participation in the U.S. Treasury Department’s Capital Purchase Program was not included in the computation of diluted earnings per common share for the three and six months ended June 30, 2009 because of the reported net loss, and the $18.62 per share exercise price of the warrant was greater than the average market price of the common shares for the three and six month periods ended June 30, 2009.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

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

6.	Business Combinations

On May 27, 2009, the Corporation acquired the investment team and managed accounts of Delta Asset Management (“Delta”), an institutional large-cap core equity money manager based in Los Angeles, California.  Delta, an operating division of Berkeley Capital Management LLC, had approximately $1.2 billion in assets under management as of April 30, 2009.  Total consideration in this transaction amounted to $5.1 million, consisting of 775,166 shares of the Corporation’s common stock valued at $6.52 per common share.  This is considered a non-cash transaction for the purposes of the Consolidated Statement of Cash Flows.  Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $3.8 million.  The estimated identifiable intangible assets to be amortized (customer relationships and noncompete agreement), subject to a completed valuation, amounted to $1.2 million.  The goodwill and intangibles resulting from this acquisition are deductible for tax purposes.

7.	Investment Securities

The amortized cost and fair value of selected investment securities, by major security type, held by the Corporation were as follows ($000's):

	June 30, 2009		December 31, 2008		June 30, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
U.S. treasury and government agencies	$3,937,512	$3,992,153	$5,664,947	$5,679,970	$5,824,343	$5,803,940
States and political subdivisions	887,211	893,973	874,183	880,497	865,007	861,797
Residential mortgage backed securities	265,691	257,888	175,740	165,757	108,638	104,873

Corporate notes	153,537	154,939	133,844	134,295	10,000	10,000
Cash flow hedge - corporate notes	571	571	121	121	-	-
Corporate notes	154,108	155,510	133,965	134,416	10,000	10,000

Asset backed securities (1)	210,225	162,117	211,676	110,931	214,296	192,943
Equity	115	106	115	127	115	235
Private Equity investments	70,529	70,517	65,300	65,288	61,571	61,559
Federal Reserve Bank & FHLB stock	386,036	386,036	339,779	339,779	327,815	327,815
Affordable Housing Partnerships	54,002	54,002	43,481	43,481	38,842	38,842
Foreign	3,756	3,756	4,403	4,403	4,393	4,393
Other	4,386	4,945	4,465	5,903	5,205	6,195
Total	$5,973,571	$5,981,003	$7,518,054	$7,430,552	$7,460,225	$7,412,592

Held to maturity:
States and political subdivisions	$143,282	$147,029	$237,009	$242,395	$281,396	$287,401
Foreign	1,000	1,000	1,000	1,000	1,000	1,000
Total	$144,282	$148,029	$238,009	$243,395	$282,396	$288,401

(1)
Beginning in 2009, the Corporation incorporated a discounted cash flow valuation methodology, which involves an evaluation of the credit quality of the underlying collateral, cash flow structure and risk adjusted discount rates, with market or broker quotes for certain senior tranche asset backed securities that met the criteria of FSP FAS 157-4 for the use of such a valuation methodology.  Primarily as a result of this change, the fair value of these securities increased, however, the amount was not material.  This change was accounted for as a change in estimate and included in the unrealized gain included in other comprehensive income for the six months ended June 30, 2009.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

The unrealized gains and losses of selected securities, by major security type were as follows ($000’s):

	June 30, 2009		December 31, 2008		June 30, 2008
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Available for sale:
U.S. treasury and government agencies	$79,211	$24,570	$93,541	$78,518	$25,530	$45,933
States and political subdivisions	16,467	9,705	19,387	13,073	10,345	13,555
Residential mortgage backed securities	689	8,492	214	10,197	1	3,766

Corporate notes	1,411	9	464	13	-	-
Cash flow hedge - corporate notes	-	-	-	-	-	-
Corporate notes	1,411	9	464	13	-	-

Asset backed securities	-	48,108	-	100,745	30	21,383
Equity	-	9	12	-	120	-
Private Equity investments	52	64	52	64	52	64
Federal Reserve Bank & FHLB stock	-	-	-	-	-	-
Affordable Housing Partnerships	-	-	-	-	-	-
Foreign	-	-	-	-	-	-
Other	559	-	1,438	-	990	-
Total	$98,389	$90,957	$115,108	$202,610	$37,068	$84,701

Held to maturity:
States and political subdivisions	$3,926	$179	$5,562	$176	$6,099	$94
Foreign	-	-	-	-	-	-
Total	$3,926	$179	$5,562	$176	$6,099	$94

The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2009 ($000’s):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. treasury and government agencies	$162,124	$1,363	$1,152,943	$23,207	$1,315,067	$24,570
States and political subdivisions	41,476	1,099	196,306	8,785	237,782	9,884
Residential mortgage backed securities	108,922	4,711	63,078	3,781	172,000	8,492
Corporate notes	12,942	9	-	-	12,942	9
Asset backed securities	-	-	160,815	48,108	160,815	48,108
Equity	106	9	-	-	106	9
Private Equity investments	-	-	-	64	-	64
Federal Reserve Bank & FHLB stock	-	-	-	-	-	-
Affordable Housing Partnerships	-	-	-	-	-	-
Foreign	1,975	-	400	-	2,375	-
Other	-	-	-	-	-	-
Total	$327,545	$7,191	$1,573,542	$83,945	$1,901,087	$91,136

The investment securities in the above table were temporarily impaired at June 30, 2009.  This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on June 30, 2009.  The temporary impairment in the investment securities portfolio is the result of increases in market interest rates since the investment securities were acquired and not from deterioration in the creditworthiness of the issuer.  At June 30, 2009, the Corporation does not intend to sell these temporarily impaired investment securities until a recovery of fair value, which may be at maturity, and it is more likely than not that the Corporation will not have to sell the investment securities prior to recovery of fair value.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2008 ($000’s):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. treasury and government agencies	$2,734,328	$30,129	$461,764	$15,804	$3,196,092	$45,933
States and political subdivisions	366,006	8,040	98,919	5,609	464,925	13,649
Residential mortgage backed securities	49,637	1,855	54,961	1,911	104,598	3,766
Corporate notes	-	-	-	-	-	-
Asset backed securities	190,637	21,383	-	-	190,637	21,383
Equity	-	-	-	-	-	-
Private Equity investments	-	-	-	64	-	64
Federal Reserve Bank & FHLB stock	-	-	-	-	-	-
Affordable Housing Partnerships	-	-	-	-	-	-
Foreign	825	-	400	-	1,225	-
Other	-	-	-	-	-	-
Total	$3,341,433	$61,407	$616,044	$23,388	$3,957,477	$84,795

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2009 ($000’s):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$442,318	$449,046	$31,026	$31,266
From one through five years	3,936,852	3,981,155	51,167	52,966
From five through ten years	477,507	486,760	61,895	63,600
After ten years	1,116,894	1,064,042	194	197
Total	$5,973,571	$5,981,003	$144,282	$148,029

The gross investment securities gains and losses, including Wealth Managment transactions, amounted to $85,448 and $2,500 for the six months ended June 30, 2009, respectively and $29,478 and $3,216 for the six months ended June 30, 2008, respectively.  See the Consolidated Statements of Cash Flows for the proceeds from the sale of investment securities.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

8.	Loans and Leases

The Corporation's loan and lease portfolio, including loans held for sale, consisted of the following ($000's):

	June 30,	December 31,	June 30,
	2009	2008	2008
Commercial, financial and agricultural	$14,282,828	$14,880,153	$15,328,358
Cash flow hedge - variable rate loans	-	-	12
Commercial, financial and agricultural	14,282,828	14,880,153	15,328,370

Real estate:
Commercial mortgage	13,938,317	12,541,506	11,891,077
Residential mortgage	5,464,643	5,733,908	5,631,449
Construction and development	6,829,293	9,043,263	9,968,878
Home equity loans and lines of credit	4,911,314	5,082,046	4,991,510
Total real estate	31,143,567	32,400,723	32,482,914

Personal	2,068,277	1,929,374	1,713,919
Lease financing	688,472	774,294	707,329
Total loans and leases	$48,183,144	$49,984,544	$50,232,532

Loans are presented net of unearned income and unamortized deferred fees, which amounted to $119,354, $149,894 and $153,233 at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

For the six months ended June 30, 2009 and 2008, loans transferred to OREO amounted to $271,317 and $179,605, respectively.  These amounts are considered non-cash transactions for cash flow purposes.

9.	Allowance for Loan and Lease Losses

An analysis of the allowance for loan and lease losses follows ($000's):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$1,352,117	$543,539	$1,202,167	$496,191
Allowance of banks and loans acquired	-	-	-	32,110
Provision for loan and lease losses	618,992	885,981	1,096,916	1,032,302
Charge-offs	(613,115)	(408,819)	(953,338)	(544,648)
Recoveries	9,788	8,108	22,037	12,854
Balance at end of period	$1,367,782	$1,028,809	$1,367,782	$1,028,809

As of June 30, 2009, December 31, 2008 and June 30, 2008, nonaccrual loans and leases totaled $2,416,148, $1,526,950 and $1,006,757 and renegotiated loans totaled $818,538, $270,357 and $16,523, respectively.  Loans past due 90 days or more and still accruing interest amounted to $15,060, $14,528 and $17,676 at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

For purposes of impairment testing, nonaccrual loans greater than one million dollars and all renegotiated loans were individually assessed for impairment.  Consumer-related renegotiated loans are evaluated at the present value of expected future cash flows discounted at the loan’s effective interest rate.  Nonaccrual loans below the threshold were collectively evaluated as homogeneous pools.  The required valuation allowance is included in the allowance for loan and lease losses in the Consolidated Balance Sheets.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

At June 30, 2009 and 2008, the Corporation’s recorded investment in impaired loans and leases and the related valuation allowance are as follows ($000’s):

	June 30, 2009		June 30, 2008
	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance
Total nonaccrual and renegotiated loans and leases	$3,234,686		$1,023,280
Less: nonaccrual loans held for sale	(194,489)		(22,485)
Total impaired loans and leases	$3,040,197		$1,000,795
Loans and leases excluded from individual evaluation	(703,833)		(691,002)
Impaired loans evaluated	$2,336,364		$309,793

Valuation allowance required	$1,462,467	$324,633	$119,267	$20,596
No valuation allowance required	873,897	-	190,526	-
Impaired loans evaluated	$2,336,364	$324,633	$309,793	$20,596

The average recorded investment in total impaired loans and leases for the quarters ended June 30, 2009 and 2008 amounted to $3,139,492and $976,896 respectively.  For the six months ended June 30, 2009 and 2008, the average recorded investment in total impaired loans and leases amounted to $2,705,435and $897,021, respectively.

The amount of cumulative net charge-offs recorded on the Corporation’s impaired loans outstanding at June 30, 2009 was approximately $877,336.

10.	Financial Asset Sales

The Corporation discontinued, on a recurring basis, the sale and securitization of automobile loans into the secondary market.  The carrying values of the remaining retained interests associated with the securitizations are reviewed on a monthly basis to determine if there is a decline in value that is other than temporary.  The propriety of the assumptions used are reviewed periodically based on current historical experience as well as the sensitivities of the carrying value of the retained interests to adverse changes in the key assumptions.  The Corporation believes that its estimates result in a reasonable carrying value of the retained interests.

Retained interests and other assets consisted of the following ($000’s):

June 30, 2009
Interest-only strips	$4,945
Cash collateral accounts	35,465
Servicing advances	55
Total retained interests	$40,465

There were no impairment losses associated with the remaining retained interests held in the form of interest-only strips and cash collateral accounts in the second quarter and first half of 2009.  For the six months ended June 30, 2008, impairment losses amounted to $2.0 million.  There were no impairment losses in the second quarter of 2008.  The impairment in 2008 was primarily the result of the differences between the actual credit losses experienced compared to the expected credit losses used in measuring the retained interests.

Net trading gains associated with the auto securitization-related interest rate swap amounted to $0.3 million and $0.7 million for the three and six months ended June 30, 2009, respectively.  For the three months ended June 30, 2008, net trading gains were immaterial.  For the six months ended June 30, 2008, net trading gains associated with the auto securitization-related interest rate swap amounted to $0.8 million.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

At June 30, 2009, securitized automobile loans and other automobile loans managed together with them, along with delinquency and credit loss information, consisted of the following ($000’s):

	Securitized	Portfolio	Total Managed
Loan balances	$240,918	$800,413	$1,041,331
Principal amounts of loans 60 days or more past due	1,891	1,196	3,087
Net credit losses year to date	2,650	1,344	3,994

As a result of clean-up calls and other events, the Corporation expects to acquire the remaining loans from the auto securitization trusts in the third quarter of 2009.  The loans will be returned as portfolio loans at fair value.

11.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the six months ended June 30, 2009 were as follows ($000’s):

	Commercial Banking	Wealth Management	Others	Total
Goodwill balance at December 31, 2008	$327,246	$157,121	$120,777	$605,144
Goodwill acquired during the period	-	3,770	-	3,770
Purchase accounting adjustments	-	2,814	-	2,814
Goodwill balance at June 30, 2009	$327,246	$163,705	$120,777	$611,728

Goodwill acquired during the second quarter of 2009 includes initial goodwill of $3.8 million for the acquisition of Delta.  See Note 6 – Business Combinations in Notes to Financial Statements for additional information regarding this acquisition.  Purchase accounting adjustments for Wealth Management represent adjustments made to the initial estimates of fair value associated with the acquisition of Taplin, Canida & Habacht (“TCH”).

The changes in the carrying amount of goodwill for the six months ended June 30, 2008 were as follows ($000’s):

	Commercial Banking	Community Banking	Wealth Management	Others	Total
Goodwill balance at December 31, 2007	$922,264	$560,332	$114,572	$87,777	$1,684,945
Goodwill acquired during the period	326,966	81,263	-	-	408,229
Purchase accounting adjustments	-	-	3,340	-	3,340
Reallocation of goodwill	-	(33,000)	-	33,000	-
Goodwill balance at June 30, 2008	$1,249,230	$608,595	$117,912	$120,777	$2,096,514

Goodwill acquired during 2008 included initial goodwill of $408.2 million for the acquisition of First Indiana Corporation.  Purchase accounting adjustments for Wealth Management represent adjustments made to the initial estimates of fair value associated with the acquisition of North Star Financial Corporation and a reduction due to the divestiture of a component of North Star Financial Corporation.  During the second quarter of 2008, management consolidated certain lending activities and transferred the assets and the related goodwill from the Community Banking segment to the National Consumer Lending Division reporting unit, which is a component of Others.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

At June 30, 2009, the Corporation’s other intangible assets consisted of the following ($000’s):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Core deposit intangible	$254,229	$(142,664)	$111,565
Trust customers	29,354	(5,758)	23,596
Tradename	3,975	(750)	3,225
Other intangibles	7,066	(2,012)	5,054
	$294,624	$(151,184)	$143,440
Mortgage loan servicing rights			$2,140

At June 30, 2008, the Corporation’s other intangible assets consisted of the following ($000’s):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Core deposit intangible	$254,229	$(123,811)	$130,418
Trust customers	11,384	(3,484)	7,900
Tradename	1,335	(319)	1,016
Other intangibles	4,146	(819)	3,327
	$271,094	$(128,433)	$142,661
Mortgage loan servicing rights			$2,638

Amortization expense of other intangible assets for the three months ended June 30, 2009 and 2008 amounted to $5.6 million and $5.7 million, respectively.  For the six months ended June 30, 2009 and 2008, amortization expense of other intangible assets amounted to $11.1 million and $11.3 million, respectively.

Amortization of mortgage loan servicing rights amounted to $0.2 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively.  For the six month periods ended June 30, 2009 and 2008, amortization of mortgage loan servicing rights amounted to $0.5 million and $0.6 million, respectively.

The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five fiscal years are ($000’s):

2010	$21,900
2011	18,634
2012	16,095
2013	13,770
2014	11,867

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), adopts an aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated (those units are referred to as Reporting Units).  A Reporting Unit is an operating segment as defined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or one level below an operating segment.

SFAS 142 provides guidance for impairment testing of goodwill and intangible assets that are not amortized.  Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a Reporting Unit.  The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

The Corporation has elected to perform its annual test for goodwill as of June 30th.  Other than goodwill, the Corporation did not have any other intangible assets that are not amortized at June 30, 2009.

As a result of applying the first step of goodwill impairment testing to determine if potential goodwill impairment existed at  June 30, 2009, Trust, Private Banking, and Brokerage, the three Reporting Units that comprise the Wealth Management segment, and the Capital Markets reporting unit “passed” (fair value exceeded the carrying amount) the first step of the goodwill impairment test.  The Commercial segment and the National Consumer Banking reporting unit “failed” (the carrying amount exceeded the fair value) the first step of the goodwill impairment test at June 30, 2009 and are being subjected to the second step of the goodwill impairment test.

The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined.  The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  The allocation process is performed solely for purposes of testing goodwill for impairment. Recognized assets and liabilities and previously unrecognized intangible assets are not adjusted or recognized as a result of the allocation process.

The Corporation is in the process of completing the second step of the process in order to determine if there is any goodwill impairment for the two Reporting Units that failed step one of the goodwill impairment tests and one reporting unit that marginally passed step one of the goodwill impairment test.

The implied fair value of a reporting unit’s goodwill will generally increase if the fair value of its loans and leases are less than the carrying value of the reporting unit’s loans and leases.  The fair value of loans and leases was derived from discounted cash flow analysis as described in Note 14 – Fair Value of Financial Instruments in Notes to Financial Statements (“Note 14”).

As shown in Note 14, the Corporation believes that the stress and deterioration in the national real estate markets, liquidity stress and current economic conditions have depressed prices buyers and sellers are paying and receiving for bank-related assets, especially loans and leases.  As a result, the Corporation believes that the allocation of the fair values to the assets and liabilities assigned to the individual Reporting Units will be less than their reported carrying values and does not expect that it will be required to recognize any goodwill impairment upon completion of the second step of the goodwill impairment test. See Fair Value Measurements within Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion about goodwill impairment tests.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

12.	Deposits

The Corporation's deposit liabilities consisted of the following ($000's):

	June 30,	December 31,	June 30,
	2009	2008	2008
Noninterest bearing demand	$7,847,624	$6,879,994	$6,390,374
Interest bearing:
Savings and NOW	4,893,674	3,454,085	3,253,086

Money Market	9,978,638	10,753,000	10,773,424

CD's $100,000 and over:
CD's $100,000 and over	12,323,896	12,301,142	12,397,614
Cash flow hedge - Institutional CDs	18,442	27,737	15,681
Total CD's $100,000 and over	12,342,338	12,328,879	12,413,295

Other time	5,737,826	5,743,480	5,065,119

Foreign	392,245	1,863,703	3,278,195

Total interest bearing	33,344,721	34,143,147	34,783,119

Total deposits	$41,192,345	$41,023,141	$41,173,493

13.	Derivative Financial Instruments and Hedging Activities

The following is an update of the Corporation’s use of derivative financial instruments and its hedging activities as described in its Annual Report on Form 10-K for the year ended December 31, 2008.  There were no significant new hedging strategies employed during the six months ended June 30, 2009.

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

As permitted under the by-laws of Visa, during the second quarter of 2009 the Corporation sold its 998,826 shares of Visa Class B common stock for $35.4 million to a qualified purchaser (“purchaser”).  At the time of the sale, the conversion ratio of Visa Class B common stock to Visa Class A common stock was 0.6296. That exchange ratio can change based on the outcome of certain litigation matters as described in Note 24 - Guarantees in Notes to Consolidated Financial Statements in Item 8 of the Corporation’s 2008 Annual Report on Form 10-K (“2008 10-K”).  Concurrently with the sale, the Corporation and the purchaser entered into a derivative transaction whereby the Corporation will make cash payments to the purchaser whenever the conversion ratio of Visa Class B common stock to Visa Class A common stock was reset to an amount less than 0.6296. The purchaser will make cash payments to the Corporation when the litigation is settled and the ultimate settlement results in a return of cash or additional shares of Visa common stock to the purchaser. The Corporation determined that the initial fair value of the derivative was equal to the Corporation’s Visa U.S.A membership proportion of  the unfunded estimated fair value of the litigation settlement amount. That amount was determined to be a liability of $14.7 million.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

As explained in the 2008 10-K, the Corporation’s estimate of the fair value of the litigation settlement amount was based in part on the announced settled litigation and based in part on an estimate of the amount required to settle the unresolved matters. Estimating the amount required to settle the unresolved matters involved a significant amount of  judgment that can not be verified other than by information disclosed by Visa. As a result, the Corporation has determined that the estimated fair value should classified in Level 3 of the fair value hierarchy.

On June 30, 2009, Visa announced that it had decided to deposit $700 million (“Loss Funds”) into the litigation escrow account previously established under its retrospective responsibilty plan. Despite the funding, Visa did not disclose any updates about the litigation matters that would change the Corporation’s estimate of the fair value of the litigation settlement amount. As a result of the deposit, the conversion ratio of Visa Class B common stock to Visa Class A common stock was revised to 0.5824 and the Corporation will be required to make a $3.1 million payment to the counterparty in the third quarter of 2009.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

The following tables summarize the balance sheet category and fair values of trading instruments and other free standing derivatives not designated as hedging instruments under SFAS 133:

June 30, 2009	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)
Assets:
Interest rate contracts - swaps	$4,978.5	Trading assets	$237.3
Interest rate contracts - purchased interest rate caps	133.2	Trading assets	1.2
Equity derivative contracts - equity indexed CDs	66.1	Trading assets	4.0
Equity derivative contracts - warrants	0.1	Trading assets	0.1
Total assets			$242.6

Liabilities:
Interest rate contracts - swaps	$4,844.2	Accrued expenses and other liabilities	$196.0
Interest rate contracts - sold interest rate caps	152.1	Accrued expenses and other liabilities	1.0
Interest rate contracts - interest rate futures	1,205.0	Accrued expenses and other liabilities	(0.1)
Equity derivative contracts - equity indexed CDs	65.9	Accrued expenses and other liabilities	4.0
Equity derivative contracts - Visa	1.0	Accrued expenses and other liabilities	14.7
Total liabilities			$215.6
Net positive fair value impact			$27.0

June 30, 2008	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)
Assets:
Interest rate contracts - swaps	$3,484.5	Trading assets	$90.8
Interest rate contracts - purchased interest rate caps	119.4	Trading assets	0.7
Equity derivative contracts - equity indexed CDs	55.1	Trading assets	3.2
Equity derivative contracts - warrants	0.1	Trading assets	0.3
Total assets			$95.0

Liabilities:
Interest rate contracts - swaps	$3,158.5	Accrued expenses and other liabilities	$68.2
Interest rate contracts - sold interest rate caps	119.4	Accrued expenses and other liabilities	0.7
Interest rate contracts - interest rate futures	2,155.0	Accrued expenses and other liabilities	-
Equity derivative contracts - equity indexed CDs	55.1	Accrued expenses and other liabilities	3.2
Total liabilities			$72.1
Net positive fair value impact			$22.9

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

The following tables summarize the income statement categories of the gain or (loss) recognized in income on trading instruments and other free standing derivatives not designated as hedging instruments under SFAS 133:

		Amount of Gain or (Loss) Recognized in Income on Derivative ($ in millions)
		Three Months Ended June 30,
Contract	Category of Gain or (Loss) Recognized in Income on Derivative	2009	2008
Interest Rate Contracts – Swaps	Other income - Other	$0.4	$(0.4)
Interest Rate Contracts – Purchased Interest Rate Caps	Other income - Other	0.2	(0.3)
Interest Rate Contracts – Sold Interest Rate Caps	Other income - Other	-	0.3
Interest Rate Contracts – Interest Rate Futures	Other income - Other	(0.2)	4.1
Equity Derivative Contracts – Equity-Indexed CDs	Other income - Other	-	-
Equity Derivative Contracts – Warrants	Other income - Other	-	-
Equity Derivative Contracts – Visa	Other income - Other	(14.7)	-

		Amount of Gain or (Loss) Recognized in Income on Derivative ($ in millions)
		Six Months Ended June 30,
Contract	Category of Gain or (Loss) Recognized in Income on Derivative	2009	2008
Interest Rate Contracts – Swaps	Other income - Other	$3.6	$10.9
Interest Rate Contracts – Purchased Interest Rate Caps	Other income - Other	1.2	0.7
Interest Rate Contracts – Sold Interest Rate Caps	Other income - Other	(1.0)	(0.7)
Interest Rate Contracts – Interest Rate Futures	Other income - Other	(0.7)	(2.4)
Equity Derivative Contracts – Equity-Indexed CDs	Other income - Other	-	-
Equity Derivative Contracts – Warrants	Other income - Other	-	(0.2)
Equity Derivative Contracts – Visa	Other income - Other	(14.7)	-

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

The following tables summarize the balance sheet category and fair values of derivatives designated as hedging instruments under SFAS 133:

June 30, 2009	Derivative Type	Hedged Item	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Assets
Interest rate contracts:
Receive fixed rate swaps	Cash Flow	Corporate notes - AFS	$57.4	Investment securities	$0.6	1.1
Total assets					$0.6

Liabilities
Interest rate contracts:
Pay fixed rate swaps	Cash Flow	Institutional CDs	$300.0	Deposits	$18.4	1.6
Receive fixed rate swaps	Fair Value	Brokered Bullet CDs	209.3	Deposits	(8.2)	3.9
Receive fixed rate swaps	Fair Value	Callable CDs	6,019.4	Deposits	180.5	13.8
Receive fixed rate swaps	Fair Value	Institutional CDs	25.0	Deposits	(2.3)	26.9

Pay fixed rate swaps	Cash Flow	FHLB advances	1,340.0	Long-term borrowings	72.2	2.6
Pay fixed rate swaps	Cash Flow	Floating rate bank notes	416.4	Long-term borrowings	24.8	1.8
Receive fixed rate swaps	Fair Value	Fixed rate bank notes	648.2	Long-term borrowings	(23.7)	5.8
Receive fixed rate swaps	Fair Value	Medium term notes	6.6	Long-term borrowings	-	18.7
Total liabilities					$261.7
Net negative fair value impact					$(261.1)

June 30, 2008	Derivative Type	Hedged Item	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Assets
Interest rate contracts:
Receive fixed rate swaps	Cash Flow	Variable rate loans	$100.0	Loans and leases	$0.0	0.0
Total assets					$0.0

Liabilities
Interest rate contracts:
Pay fixed rate swaps	Cash Flow	Institutional CDs	$725.0	Deposits	$15.7	1.4
Receive fixed rate swaps	Fair Value	Brokered Bullet CDs	210.7	Deposits	5.1	4.9
Receive fixed rate swaps	Fair Value	Callable CDs	4,810.2	Deposits	129.6	12.9
Receive fixed rate swaps	Fair Value	Institutional CDs	25.0	Deposits	(0.2)	27.9

Pay fixed rate swaps	Cash Flow	FHLB advances	1,060.0	Long-term borrowings	34.2	3.5
Pay fixed rate swaps	Cash Flow	Floating rate bank notes	800.0	Long-term borrowings	10.8	1.8
Receive fixed rate swaps	Fair Value	Fixed rate bank notes	100.0	Long-term borrowings	1.5	7.8
Receive fixed rate swaps	Fair Value	Fixed rate bank notes	354.5	Long-term borrowings	(3.8)	7.4
Receive fixed rate swaps	Fair Value	Medium term notes	7.0	Long-term borrowings	0.2	19.7
Total liabilities					$193.1
Net negative fair value impact					$(193.1)

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

The effect of fair value hedges under SFAS 133 on the Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008 ($ in millions):

Interest rate contracts	Category of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Category of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item
		Three Months Ended June 30,			Three Months Ended June 30,
		2009	2008		2009	2008
	Interest expense:			Interest expense:
	Deposits:			Deposits:
Receive fixed rate swaps	Institutional CDs	$0.1	$(0.7)	Institutional CDs	$0.2	$1.1
Receive fixed rate swaps	Callable CDs	(118.3)	(103.6)	Callable CDs	177.5	124.4
Receive fixed rate swaps	Brokered Bullet CDs	(3.5)	(7.7)	Brokered Bullet CDs	5.2	8.2

	Long-term borrowings:			Long-term borrowings:
Receive fixed rate swaps	Fixed rate bank notes	(16.7)	(14.7)	Fixed rate bank notes	19.7	16.4
Receive fixed rate swaps	Medium term notes	-	(0.1)	Medium term notes	-	0.2
Receive fixed rate swaps	Other	-	-	Other	0.1	0.1
	Total	$(138.4)	$(126.8)	Total	$202.7	$150.4

Interest rate contracts	Category of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Category of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item
		Six Months Ended June 30,			Six Months Ended June 30,
		2009	2008		2009	2008
	Interest expense:			Interest expense:
	Deposits:			Deposits:
Receive fixed rate swaps	Institutional CDs	$0.5	$0.6	Institutional CDs	$0.1	$0.1
Receive fixed rate swaps	Callable CDs	(158.4)	(102.6)	Callable CDs	280.9	127.6
Receive fixed rate swaps	Brokered Bullet CDs	(3.0)	(4.5)	Brokered Bullet CDs	6.3	5.1

	Long-term borrowings:			Long-term borrowings:
Receive fixed rate swaps	Fixed rate bank notes	(25.1)	3.2	Fixed rate bank notes	30.3	(1.0)
Receive fixed rate swaps	Medium term notes	(0.1)	(0.1)	Medium term notes	0.1	0.1
Receive fixed rate swaps	Other	-	-	Other	0.2	0.2
	Total	$(186.1)	$(103.4)	Total	$317.9	$132.1

For the three and six months ended June 30, 2009 and 2008, respectively, the impact to net interest income due to ineffectiveness was not material.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

The effect of cash flow hedges under SFAS 133 for the three months ended June 30, 2009 and 2008 ($ in millions):

Three Months Ended June 30, 2009	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Category of Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest and fee income
Investment securities - Corporate notes AFS	$0.2	$(0.1)	$0.1	Investment securities - Corporate notes AFS	$(0.1)	$-	$(0.1)

Interest rate contracts				Interest expense
Deposits:				Deposits:
Institutional CDs	(0.5)	0.2	(0.3)	Institutional CDs	5.0	(1.8)	3.2

Long-term borrowings:				Long-term borrowings:
FHLB advances	10.0	(3.5)	6.5	FHLB advances	9.3	(3.2)	6.1
Floating rate bank notes	0.4	(0.1)	0.3	Floating rate bank notes	2.6	(1.0)	1.6
Other	-	-	-	Other (1)	0.2	-	0.2
	$10.1	$(3.5)	$6.6		$17.0	$(6.0)	$11.0

(1) Represents amortization for the three months ended June 30, 2009 from the termination of swaps.

Three Months Ended June 30, 2008	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Category of Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest and fee income
Loans and leases - Variable rate loans	$-	$-	$-	Loans and leases - Variable rate loans	$(0.1)	$-	$(0.1)

Interest rate contracts				Interest expense
Deposits:				Deposits:
Institutional CDs	10.2	(3.6)	6.6	Institutional CDs	4.6	(1.6)	3.0
Brokered Money Market	0.1	-	0.1	Brokered Money Market	-	-	-

Long-term borrowings:				Long-term borrowings:
FHLB advances	29.2	(10.2)	19.0	FHLB advances	4.6	(1.6)	3.0
Floating rate bank notes	9.5	(3.3)	6.2	Floating rate bank notes	3.0	(1.1)	1.9
Other (1)	(0.1)	-	(0.1)	Other (1)	0.2	-	0.2
	$48.9	$(17.1)	$31.8		$12.3	$(4.3)	$8.0

(1) Represents amortization for the three months ended June 30, 2008 from the termination of swaps.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

The effect of cash flow hedges under SFAS 133 for the six months ended June 30, 2009 and 2008 ($ in millions):

Six Months Ended June 30, 2009	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Category of Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest and fee income
Investment securities - Corporate notes AFS	$0.6	$(0.2)	$0.4	Investment securities - Corporate notes AFS	$(0.1)	$-	$(0.1)

Interest rate contracts				Interest expense
Deposits:				Deposits:
Institutional CDs	(0.3)	0.1	(0.2)	Institutional CDs	9.6	(3.4)	6.2

Long-term borrowings:				Long-term borrowings:
FHLB advances	9.3	(3.2)	6.1	FHLB advances	16.9	(5.9)	11.0
Floating rate bank notes	1.1	(0.4)	0.7	Floating rate bank notes	4.8	(1.7)	3.1
Other	-	-	-	Other (1)	0.4	(0.1)	0.3
	$10.7	$(3.7)	$7.0		$31.6	$(11.1)	$20.5

(1) Represents amortization for the six months ended June 30, 2009 from the termination of swaps.

Six Months Ended June 30, 2008	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Category of Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest and fee income
Loans and leases - Variable rate loans	$0.5	$(0.2)	$0.3	Loans and leases - Variable rate loans	$0.2	$(0.1)	$0.1

Interest rate contracts				Interest expense
Deposits:				Deposits:
Institutional CDs	(4.3)	1.5	(2.8)	Institutional CDs	6.6	(2.3)	4.3
Brokered Money Market	0.1	-	0.1	Brokered Money Market	-	-	-

Long-term borrowings:				Long-term borrowings:
FHLB advances	(3.0)	1.1	(1.9)	FHLB advances	7.1	(2.5)	4.6
Floating rate bank notes	(1.4)	0.5	(0.9)	Floating rate bank notes	3.7	(1.3)	2.4
Other	(0.1)	-	(0.1)	Other (1)	0.4	(0.1)	0.3
	$(8.2)	$2.9	$(5.3)		$18.0	$(6.3)	$11.7

(1) Represents amortization for the six months ended June 30, 2008 from the termination of swaps.

The gain recognized in income representing the ineffective portion of the hedging relationships and excluded from the assessment of hedge effectiveness was not material for the three and six months ended June 30, 2009 and 2008, respectively.  The estimated reclassification from accumulated other comprehensive income related to cash flow hedges in the next twelve months is approximately $72.6 million.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

14.	Fair Value of Financial Instruments

The carrying amount and estimated fair values for on and off-balance sheet financial instruments as of June 30, 2009 are presented in the following table.  Derivative financial instruments designated as hedging instruments are included in the book values and fair values presented for the related hedged items.  Derivative financial instruments designated as trading and other free standing derivatives are included in Trading assets and Derivative liabilities.  See Note 3 – Fair Value Measurements and Note 13 – Derivative Financial Instruments and Hedging Activities in Notes to Financial Statements for additional information regarding trading and other free standing derivatives.

	June 30, 2009
	Carrying Amount	Fair Value
	($ in millions)
Financial assets:
Cash and short term investments	$1,712.6	$1,712.6
Trading assets	261.1	261.1
Investment securities available for sale	5,981.0	5,981.0
Investment securities held to maturity	144.3	148.0
Net loans and leases	46,815.4	42,203.5
Interest receivable	180.2	180.2

Financial liabilities:
Deposits	$41,192.3	$41,584.0
Short-term borrowings	1,474.9	1,481.2
Long-term borrowings	9,297.5	8,662.3
Derivative liabilities	215.6	215.6
Interest payable	226.0	226.0

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

Net loans and leases

The fair value of loans and leases was derived from discounted cash flow analyses.  Loans and leases as of  June 30, 2009 were grouped into 1,900 pools based on similar characteristics such as maturity, payment type and payment frequency, rate type and underlying index, recent loan-to-value (LTV) measures and various types of credit indicators such as recent FICO scores and the Corporation’s internal loan rating system.  Credit spreads were derived from observable information wherever possible.  In cases where observable information was not available because of inactive markets or the change in the loan characteristics such as declining collateral values, certain adjustments were judgmentally made to estimate credit spreads consistent with the manner the Corporation believes market participants would assess the fair value of the loan pool. The Corporation has estimated that increasing or decreasing the credit spreads by the equivalent of a 2 credit rating adjustment could affect the aggregate fair value of the loans and leases by approximately $0.8 billion or 1.8% of the net carrying value of total loans and leases at June 30, 2009. The fair value of loans held for sale is based on the expected sales price.  At June 30, 2009, the fair value of net loans and leases are considered Level 2 and Level 3 in the fair value hierarchy.

Deposits

The fair value for demand deposits or any interest bearing deposits with no fixed maturity date is considered to approximate the carrying value.  Time deposits with defined maturity dates are considered to have a fair value which approximates the book value if the maturity date was within three months of June 30.  The remaining time deposits are assigned fair values based on a discounted cash flow analysis using discount rates that approximate interest rates currently being offered on time deposits with comparable maturities.  At June 30, 2009, the fair value of deposits is considered Level 2 in the Fair Value Hierarchy.

Borrowings

Short-term borrowings are generally carried at cost that approximates fair value. Long-term debt is valued using discounted cash flow analysis with discount curves developed using several methods. Wherever possible, the Corporation uses pricing from industry accepted services or  recently observed transactions in the Corporation’s long-term debt to develop the discounting curves. The observed transactions are between unaffiliated parties where there has been sufficient transaction volume to conclude that the observed pricing is representative of the fair value of the long-term debt obligation. In the absence of representative observed transactions, the Corporation develops discount curves based on current incremental borrowing rates for similar types of arrangements. The fair value of borrowings are considered Level 2 in the Fair Value Hierarchy.

Off-Balance Sheet Financial Instruments

Fair values of off-balance sheet financial instruments have been estimated based on the equivalent fees, net of expenses, that would be charged for similar contracts and customers at June 30, 2009 ($ in millions):

June 30, 2009
Loan commitments	$14.2
Commercial letters of credit	0.5
Capital support agreements	3.8
Standby letters of credit	10.9

15.	Postretirement Health Plan

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

Net periodic postretirement benefit cost for the three and six months ended June 30, 2009 and 2008 included the following components ($000’s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$235	$238	$470	$476
Interest cost on APBO	980	984	1,960	1,968
Expected return on plan assets	(396)	(435)	(792)	(870)
Prior service amortization	(560)	(593)	(1,119)	(1,186)
Actuarial loss amortization	210	75	419	150
Net periodic postretirement benefit cost	$469	$269	$938	$538

Benefit payments and expenses, net of participant contributions, for the three and six months ended June 30, 2009 amounted to $1.2 million and $2.4 million, respectively.

The funded status, which is the accumulated postretirement benefit obligation net of fair value of plan assets, as of June 30, 2009 is as follows ($000’s):

Total funded status, December 31, 2008	$(36,576)
Service cost	(470)
Interest cost on APBO	(1,960)
Expected return on plan assets	792
Employer contributions/payments	2,400
Subsidy (Medicare Part D)	(390)
Total funded status, June 30, 2009	$(36,204)

16.	Business Segments

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

Total Revenues by type in Others consist of the following ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Capital Markets Division	$13.2	$11.9	$26.2	$26.4
National Consumer Banking Division	40.1	33.2	80.1	60.7
Administrative & Other	35.3	11.8	49.0	53.8
Other	69.5	64.9	136.4	137.2
Total	$158.1	$121.8	$291.7	$278.1

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

	Three Months Ended June 30, 2009 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$214.6	$166.1	$14.8	$(33.5)	$56.0	$(19.5)	$(6.7)	$391.8
Provision for loan and lease losses	193.4	316.9	6.5	-	102.2	-	-	619.0
Net interest income after provision for loan and lease losses	21.2	(150.8)	8.3	(33.5)	(46.2)	(19.5)	(6.7)	(227.2)
Other income	14.8	55.8	68.5	59.4	102.1	52.9	(86.3)	267.2
Other expense	69.6	211.4	68.9	18.2	102.6	30.7	(86.8)	414.6
Income before income taxes	(33.6)	(306.4)	7.9	7.7	(46.7)	2.7	(6.2)	(374.6)
Provision (benefit) for income taxes	(13.5)	(122.6)	3.1	3.1	(23.5)	(6.0)	(6.7)	(166.1)
Net income	(20.1)	(183.8)	4.8	4.6	(23.2)	8.7	0.5	(208.5)
Less: Noncontrolling interest	-	-	-	-	-	-	(0.5)	(0.5)
Segment income	$(20.1)	$(183.8)	$4.8	$4.6	$(23.2)	$8.7	$-	$(209.0)

Identifiable assets	$24,944.8	$17,799.8	$1,690.6	$7,240.5	$8,290.4	$3,667.6	$(3,940.0)	$59,693.7

	Three Months Ended June 30, 2008 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$194.6	$197.7	$14.6	$19.8	$41.9	$(14.2)	$(6.8)	$447.6
Provision for loan and lease losses	769.6	107.1	2.6	-	6.7	-	-	886.0
Net interest income after provision for loan and lease losses	(575.0)	90.6	12.0	19.8	35.2	(14.2)	(6.8)	(438.4)
Other income	26.2	48.0	77.8	11.2	79.9	29.4	(85.5)	187.0
Other expense	81.6	177.6	65.8	4.4	103.7	32.8	(85.7)	380.2
Income before income taxes	(630.4)	(39.0)	24.0	26.6	11.4	(17.6)	(6.6)	(631.6)
Provision (benefit) for income taxes	(252.2)	(15.6)	9.7	10.6	19.9	(3.6)	(6.8)	(238.0)
Net income	(378.2)	(23.4)	14.3	16.0	(8.5)	(14.0)	0.2	(393.6)
Less: Noncontrolling interest	-	-	-	-	-	-	(0.2)	(0.2)
Segment income	$(378.2)	$(23.4)	$14.3	$16.0	$(8.5)	$(14.0)	$-	$(393.8)

Identifiable assets	$27,537.6	$19,373.0	$1,513.5	$8,802.2	$7,182.9	$2,464.9	$(2,613.7)	$64,260.4

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

	Six Months Ended June 30, 2009 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$414.2	$339.5	$29.9	$(48.2)	$110.9	$(38.9)	$(13.8)	$793.6
Provision for loan and lease losses	347.7	450.5	16.5	-	282.2	-	-	1,096.9
Net interest income after provision for loan and lease losses	66.5	(111.0)	13.4	(48.2)	(171.3)	(38.9)	(13.8)	(303.3)
Other income	41.4	103.6	133.4	71.4	180.8	85.9	(172.6)	443.9
All other expense	127.2	390.1	125.6	29.1	200.9	60.3	(173.4)	759.8
Income before income taxes	(19.3)	(397.5)	21.2	(5.9)	(191.4)	(13.3)	(13.0)	(619.2)
Provision (benefit) for income taxes	(7.7)	(159.0)	8.8	(2.4)	(129.5)	(15.5)	(13.8)	(319.1)
Net income	(11.6)	(238.5)	12.4	(3.5)	(61.9)	2.2	0.8	(300.1)
Less: Noncontrolling interest	-	-	-	-	-	-	(0.8)	(0.8)
Segment income	$(11.6)	$(238.5)	$12.4	$(3.5)	$(61.9)	$2.2	$-	$(300.9)

Identifiable assets	$24,944.8	$17,799.8	$1,690.6	$7,240.5	$8,290.4	$3,667.6	$(3,940.0)	$59,693.7

	Six Months Ended June 30, 2008 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$383.5	$393.7	$29.1	$21.3	$86.7	$(22.5)	$(13.8)	$878.0
Provision for loan and lease losses	889.8	133.7	5.4	-	3.4	-	-	1,032.3
Net interest income after provision for loan and lease losses	(506.3)	260.0	23.7	21.3	83.3	(22.5)	(13.8)	(154.3)
Other income	50.9	91.8	152.0	22.2	191.4	59.1	(169.2)	398.2
Other expense	145.8	336.8	126.5	8.3	200.5	47.5	(169.7)	695.7
Income before income taxes	(601.2)	15.0	49.2	35.2	74.2	(10.9)	(13.3)	(451.8)
Provision (benefit) for income taxes	(240.5)	6.0	19.8	14.1	11.9	(2.2)	(13.8)	(204.7)
Net income	(360.7)	9.0	29.4	21.1	62.3	(8.7)	0.5	(247.1)
Less: Noncontrolling interest	-	-	-	-	-	-	(0.5)	(0.5)
Segment income	$(360.7)	$9.0	$29.4	$21.1	$62.3	$(8.7)	$-	$(247.6)

Identifiable assets	$27,537.6	$19,373.0	$1,513.5	$8,802.2	$7,182.9	$2,464.9	$(2,613.7)	$64,260.4

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

17.	Guarantees

Securities Lending

As described in Note 24 – Guarantees, in Notes to Consolidated Financial Statements in Item 8 of the Corporation’s 2008 Annual Report on Form 10-K, as part of securities custody activities and at the direction of trust clients, the Corporation’s Wealth Management segment lends securities owned by its clients to borrowers who have been evaluated for credit risk in a manner similar to that employed in making lending decisions.  In connection with these activities, Marshall & Ilsley Trust Company N.A. (“M&I Trust”) has issued an indemnification against loss resulting from the default by a borrower under the master securities loan agreement due to the failure of the borrower to return loaned securities when due.  The borrowing party is required to fully collateralize securities received with cash or marketable securities.  As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest and the collateral is revalued on a daily basis.  The amount of securities loaned subject to indemnification was $7.5 billion at June 30, 2009, $8.2 billion at December 31, 2008 and $9.6 billion at June 30, 2008.  Because of the requirement to fully collateralize the securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected on the Consolidated Balance Sheets at June 30, 2009, December 31, 2008 and June 30, 2008, related to these indemnifications.

Capital Support Agreement

Certain entities within the Wealth Management segment are the investment advisor and trustee of the M&I Employee Benefit Stable Principal Fund (“SPF”).  The SPF periodically participates in securities lending activities. Although not obligated to do so, during the first quarter of 2009, the Corporation entered into a capital support agreement with SPF that replaced all prior agreements. Under the terms of the current agreement, the Corporation would be required to contribute capital, under certain specific and defined circumstances and not to exceed $75.0 million in the aggregate and for no consideration, should certain asset loss events occur.  The agreement expires September 30, 2009 and contains terms that provide for three month renewals with all of the significant terms, including maximum contribution limits, remaining unchanged.  At June 30, 2009, the estimated fair value of the contingent liability under the agreement that is recorded within other liabilities in the Consolidated Balance Sheet amounted to $3.8 million.  As of August 10, 2009, no contributions have been made under the agreement.

Visa Litigation Update

As permitted under the by-laws of Visa, during the second quarter of 2009 the Corporation sold its 998,826 shares of Visa Class B common stock.  In conjunction with the sale, the Corporation re-affirmed its responsibilities to Visa under Visa’s retrospective responsibilty plan (“the plan”) which was discussed in Note 24 - Guarantees in Notes to Consolidated Financial Statements in Item 8 of the Corporation’s 2008 Annual Report on Form 10-K.

On June 30, 2009, Visa announced that it had decided to deposit $700 million (“Loss Funds”) into the litigation escrow account previously established under the plan. Despite the funding, Visa did not disclose any updates about the litigation matters that would change the Corporation’s estimate of the fair value of the litigation settlement amount.  As a result of the deposit, the conversion ratio of Visa Class B common stock to Visa Class A common stock was revised to 0.5824.

The Corporation continues to expect that the ultimate value of the shares of Visa Class B common stock will exceed the amount of the Corporation’s indemnification obligations.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2009 & 2008 (Unaudited)

18.	Other Contingent Liabilities

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS
($000’s)

	Three Months Ended June 30,
	2009	2008
Assets
Cash and due from banks	$747,773	$879,213
Trading assets	581,127	162,048
Short-term investments	458,650	370,650
Investment securities:
Taxable	6,254,354	6,548,896
Tax-exempt	1,059,464	1,185,827
Total investment securities	7,313,818	7,734,723
Loans and leases:
Loans and leases, net of unearned income	48,875,520	49,930,536
Allowance for loan and lease losses	(1,361,173)	(681,983)
Net loans and leases	47,514,347	49,248,553
Premises and equipment, net	572,193	521,284
Accrued interest and other assets	3,755,832	4,573,140
Total Assets	$60,943,740	$63,489,611

Liabilities and Equity
Deposits:
Noninterest bearing	$7,354,814	$5,827,732
Interest bearing	32,503,139	33,225,352
Total deposits	39,857,953	39,053,084
Federal funds purchased and security repurchase agreements	1,735,291	3,002,304
Other short-term borrowings	2,471,202	3,796,189
Long-term borrowings	9,439,766	9,638,628
Accrued expenses and other liabilties	1,040,822	1,023,151
Total Liabilities	54,545,034	56,513,356
Equity
Marshall & Ilsley Corporation shareholders' equity	6,388,188	6,966,343
Noncontrolling interest in subsidiaries	10,518	9,912
Total Equity	6,398,706	6,976,255
Total Liabilities and Equity	$60,943,740	$63,489,611

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS
($000’s)

	Six Months Ended June 30,
	2009	2008
Assets
Cash and due from banks	$775,316	$916,090
Trading assets	583,045	170,178
Short-term investments	514,207	351,423
Investment securities:
Taxable	6,429,895	6,608,841
Tax-exempt	1,070,508	1,214,174
Total investment securities	7,500,403	7,823,015
Loans and leases:
Loans and leases, net of unearned income	49,343,013	49,270,264
Allowance for loan and lease losses	(1,303,627)	(619,730)
Net loans and leases	48,039,386	48,650,534
Premises and equipment, net	570,739	515,272
Accrued interest and other assets	3,703,387	4,494,598
Total Assets	$61,686,483	$62,921,110

Liabilities and Equity
Deposits:
Noninterest bearing	$6,920,679	$5,728,051
Interest bearing	32,842,406	32,662,390
Total deposits	39,763,085	38,390,441
Federal funds purchased and security repurchase agreements	1,842,092	3,279,978
Other short-term borrowings	3,119,008	3,327,055
Long-term borrowings	9,504,882	9,829,554
Accrued expenses and other liabilties	1,081,435	1,087,268
Total Liabilities	55,310,502	55,914,296
Equity
Marshall & Ilsley Corporation shareholders' equity	6,365,528	6,996,903
Noncontrolling interest in subsidiaries	10,453	9,911
Total Equity	6,375,981	7,006,814
Total Liabilities and Equity	$61,686,483	$62,921,110

OVERVIEW

For the three months ended June 30, 2009, the net loss attributable to the Corporation’s common shareholders amounted to $234.0 million or $0.83 per diluted common share compared to the net loss attributable to the Corporation’s common shareholders of $393.8 million or $1.52 per diluted common share for the three months ended June 30, 2008.  For the six months ended June 30, 2009, the net loss attributable to common shareholders amounted to $350.9 million or $1.29 per diluted common share compared to the net loss attributable to common shareholders of $247.6 million or $0.95 per diluted common share for the six months ended June 30, 2008.

The net loss attributable to the Corporation’s common shareholders for the three and six months ended June 30, 2009 includes $25.0 million and $50.0 million, or $0.09 and $0.18 per diluted common share, respectively, for dividends on the Series B preferred stock issued to the U.S. Treasury in the fourth quarter of 2008 under the Capital Purchase Program.

Consistent with recent quarters, credit quality-related charges were the primary driver of the Corporation’s financial performance. For the three months ended June 30, 2009, the provision for loan and lease losses amounted to $619.0 million, which on an after-tax basis was approximately $390.0 million or $1.39 per diluted share. For the six months ended June 30, 2009, the provision for loan and lease losses amounted to $1,096.9 million, which on an after-tax basis was approximately $691.1 million or $2.53 per diluted share. For the three months ended June 30, 2008, the provision for loan and lease losses amounted to $886.0 million, which on an after-tax basis was approximately $566.7 million or $2.19 per diluted share. For the six months ended June 30, 2008, the provision for loan and lease losses amounted to $1,032.3 million, which on an after-tax basis was approximately $660.3 million or $2.55 per diluted share.

The recessionary economy, which includes elevated levels of unemployment, and the weak national real estate markets continued to adversely affect the Corporation’s loan and lease portfolio in the second quarter and first half of 2009.  Since March 31, 2009, nonaccrual loans and leases, which the Corporation refers to as nonperforming loans and leases, have increased $341.6 million or 16.5% and since December 31, 2008, nonperforming loans and leases have increased $889.2 million or 58.2% and amounted to $2,416.1 million at June 30, 2009. In addition, the amount of impairment, which affects charge-offs and the level of the allowance for loans and leases, remained elevated due to the depressed state of underlying real estate collateral values.

The Corporation continued to experience elevated levels of expenses due to the increase in operating costs associated with collection efforts and carrying nonperforming assets.  The estimated increase in expense associated with collection efforts and carrying nonperforming assets, net of related revenue, amounted to $18.8 million for the second quarter of 2009 compared to the second quarter of 2008, which on an after-tax basis was approximately $11.9 million or $0.04 per diluted common share.  For the first half of 2009 compared to the first half of 2008, the estimated increase in expense associated with collection efforts and carrying nonperforming assets, net of related revenue, amounted to $39.8 million, which on an after-tax basis was approximately $25.1 million or $0.09 per diluted common share.

Slowing loan growth, declining asset yields, competitive deposit pricing in the low interest rate environment and the increase in nonperforming loans, resulted in lower net interest income in the second quarter and six months ended June 30, 2009 compared to the second quarter and six months ended June 30, 2008.  The equity market showed some improvement in the second quarter of 2009 compared to the first quarter of 2009. However, equity market volatility along with downward pressure in the equity markets resulted in lower wealth management revenue in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008.  An increase in mortgage loan closings, primarily due to re-financings, and sales of those loans to the secondary market resulted in mortgage banking revenue growth in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. During the second quarter of 2009, the Corporation sold United States government agency investment securities and sold its Visa, Inc. (“Visa”), Series B common stock. The gain resulting from these transactions amounted to $79.0 million, which on an after-tax basis was approximately $49.8 million or $0.18 per diluted common share.

Operating expenses for the three and six months ended June 30, 2009 include the Federal Deposit Insurance Corporation (“FDIC”) special assessment related to insurance on deposits in addition to the increase related to regular insurance premiums for insurance on deposits. The special assessment amounted to $29.3 million, which on an after-tax basis was approximately $18.5 million or $0.07 per diluted common share.  Operating expenses, excluding the expenses associated with collection efforts and carrying nonperforming assets, FDIC insurance expense and the reversal of the Visa litigation accrual in the first quarter of 2008, declined 7.7% in the first half of 2009 compared to the first half of 2008. That decline reflects lower incentive compensation and the impact of the expense reduction initiatives announced in the Corporation’s fourth quarter 2008 earnings release. During the second quarter of 2009, the Corporation recorded a tax benefit of $18.0 million or $0.06 per diluted common share due to the favorable resolution of a tax matter. For the six months ended June 30, 2009,  tax benefits arising from the previous disclosed favorable resolution of a tax matter and recently enacted legislation that required combined reporting for Wisconsin state income tax purposes in the first quarter of 2009 amounted to $69.0 million or $0.25 per diluted common share.

The allowance for loans and leases amounted to $1,367.8 million or 2.84% of total loans and leases outstanding at June 30, 2009 compared to $1,352.1 million or 2.75% at March 31, 2009 and $1,028.8 million or 2.05% at June 30, 2008.  Net charge-offs amounted to $603.3 million or 4.95% of average loans and leases for the three months ended June 30, 2009 compared to $400.7 million or 3.23% of average loans and leases for the three months ended June 30, 2008.  For the six months ended June 30, 2009, net charge-offs amounted to $931.3 million or 3.81% of average loans and leases compared to $531.8 million or 2.17% of average loans and leases for the six months ended June 30, 2008.

On July 31, 2009, the Corporation sold a pool of predominantly nonperforming residential loans.  The total amount sold had an unpaid principal balance of $296.7 million.  These loans were classified as loans held for sale and charge-offs of $150.8 million, which are included in net charge-offs above, were recognized at June 30, 2009.

The Corporation continued to employ a variety of strategies to mitigate and reduce its loan loss exposures such as loan sales and restructuring loan terms to lessen the financial stress and the probability of foreclosure for qualifying customers that have demonstrated the capacity and ability to repay their debt obligations in a manner that serves the best interests of both the customer and the Corporation. Troubled debt restructurings, which the Corporation refers to as renegotiated loans, increased approximately $548.2 million since December 31, 2008 and amounted to $818.5 million at June 30, 2009.

At June 30, 2009, the Corporation’s Tier 1 regulatory capital ratio was 9.88% or $2,079.0 million in excess of well capitalized under the Federal Reserve Board’s regulatory framework.  To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%. The Corporation’s Tier 1 regulatory capital ratio at June 30, 2009 includes the impact of the closing of its public offering of 100.0 million shares of its common stock at $5.75 per share in the second quarter.  The 100.0 million shares included 13.0 million shares issued pursuant to the option granted to the underwriters by the Corporation, which was exercised in full. In addition, under the initial shelf registration, the Corporation issued shares of its common stock  prior to the public offering previously discussed.

With regard to the outlook for the remainder of 2009, the low interest rate environment together with the numerous other factors that impact net interest income and the net interest margin have made it very difficult to project the net interest margin with a reasonable degree of certainty.  However, management expects net interest margin will be relatively stable and comparable with the net interest margin reported for the second quarter of 2009 in the near term with potential opportunities for longer-term net interest margin growth.  Commercial and industrial loans contracted slightly in the second quarter of 2009 compared to the first quarter of 2009.  Commercial and industrial loan balances are expected to be relatively unchanged in 2009 compared to 2008.  Construction and development loans are expected to continue to contract as the Corporation reduces its concentration in these types of loans to its corporate goal of 10% of total loans and leases.  At June 30, 2009, construction and development loans were 14.2% of total loans and leases outstanding, which is down from the peak at September 30, 2007, when construction and development loans were 22.6% of total loans and leases outstanding.  Commercial real estate loan growth in 2009 compared to 2008 is expected to be unchanged or relatively modest.  Wealth management revenue will continue to be affected by market volatility and direction.

Management expects the prevailing economic and difficult real estate market conditions will last well into 2010 in many of the Corporation’s markets. The Corporation expects that the bulk of the credit quality issues related to Florida have been realized. A weak and unstable economy and rising unemployment has resulted in increased stress in consumer loans, particularly consumer mortgage and home equity loans and lines of credit. The Corporation expects that the level of new larger construction loans placed on nonaccrual may be at or near their peak; however, nonaccrual consumer loans are expected to increase.  As a result, total nonperforming loans and leases are expected to subside but remain at elevated levels in future quarters. The elevated levels are expected to be consistent with the level of nonperforming loans and leases experienced in the second quarter of 2009 reflecting the broader economic stress.

Management expects the provision for loan and lease losses will continue to be at elevated levels due to the recessionary economy and weak national real estate markets.  The credit environment and underlying collateral values continue to be rapidly changing and, as a result, there are numerous unknown factors at this time that will ultimately affect the timing and amount of nonperforming loans and leases, net charge-offs and the provision for loan and lease losses that will be recognized in the remainder of 2009.  The Corporation expects that the provision for loan and lease losses and net charge-offs in the third quarter of 2009 will be signficantly less than the provision for loan and lease losses and net charge-offs reported for the second quarter of 2009 due to the additional net charge-offs recorded for the predominately nonperforming residential loans that were classified as held for sale at June 30, 2009 as a result of the July 31, 2009 sale of those loans as discussed below.  The timing and amount of charge-offs will continue to be influenced by the Corporation’s strategies for managing its nonperforming loans and leases.  If the economy and real estate markets deteriorate more than management currently expects, the Corporation will continue to experience increased levels of nonperforming assets, increased net charge-offs, a higher provision for loan and lease losses, lower net interest income and increased operating costs due to the expense associated with collection efforts and the operating expense of carrying nonperforming assets.

As previously noted, on July 31, 2009, the Corporation sold a pool of predominantly nonperforming residential loans with an unpaid principal balance of $296.7 million.  These loans were classified as loans held for sale and charge-offs of $150.8 million were recognized at June 30, 2009.

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

OTHER NOTEWORTHY TRANSACTIONS AND EVENTS

Some of the other more noteworthy transactions and events that occurred in the six months ended June 30, 2009 and 2008, by quarter, consisted of the following:

Second Quarter 2009

During the second quarter of 2009, the Corporation recognized a gain of $35.4 million in conjunction with the sale of its Visa Class B common stock.  Also during the second quarter, the Corporation realized a gain of $43.6 million from the sale of approximately $1.1 billion in aggregate principal amount of United States government agency investment securities.  These gains are included in Net investment securities gains in the Consolidated Statements of Income.  On an after-tax basis, these gains amounted to $49.8 million or $0.18 per diluted common share.

In the second quarter of 2009, the Corporation recognized a tax benefit of $18.0 million or $0.06 per diluted common share from a favorable resolution of a tax matter associated with a 2002 stock issuance.

During the second quarter of 2009, the Corporation recorded a special FDIC insurance assessment charge of $29.3 million. On an after-tax basis, the assessment amounted to $18.5 million or $0.07 per diluted common share.

On June 17, 2009, the Corporation announced the closing of its public offering of 100.0 million shares of its $1.00 par value common stock at $5.75 per share.  The 100.0 million shares include 13.0 million shares issued pursuant to the option granted to the underwriters by the Corporation, which was exercised in full.  The proceeds, net of underwriting discounts and commissions and offering expenses, from their issuance amounted to $551.8 million.  In addition, under the initial shelf registration, the Corporation issued 670,300 shares of its common stock valued at $4.5 million, net of underwriting discounts and commissions and offering expenses.

On May 27, 2009, the Corporation acquired the investment team and managed accounts of Delta Asset Management (“Delta”), an institutional large-cap core equity money manager based in Los Angeles, California.  Delta, an operating division of Berkeley Capital Management LLC, had approximately $1.2 billion in assets under management as of April 30, 2009.

First Quarter 2009

The State of Wisconsin enacted legislation that requires combined reporting for state income tax purposes. As a result, the Corporation recorded an additional income tax benefit of $51.0 million, or $0.19 per diluted common share to recognize certain state deferred tax assets, which included the reduction of a valuation allowance for Wisconsin net operating losses. The Corporation expects that income tax expense will increase in future periods due to the enacted legislation.

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

Net interest income for the second quarter of 2009 amounted to $391.8 million compared to $447.6 million reported for the second quarter of 2008, a decrease of $55.8 million or 12.5%.  For the six months ended June 30, 2009, net interest income amounted to $793.6 million compared to $878.0 million for the six months ended June 30, 2008, a decrease of $84.4 million or 9.6%.  During the past year, net interest income has been under pressure as interest rates on earning assets have declined more rapidly than the rates paid for interest bearing liabilities.  The Corporation’s inability to continue to lower deposit pricing in the low interest rate environment due to competition for deposits and a shift in deposit mix to higher cost deposits has contributed to lower net interest income.  In addition, net interest income has been compressed as a result of higher levels of nonperforming loans and leases and interest rate concessions associated with renegotiated loans.

Average earning assets decreased $1.0 billion or 1.7% in the second quarter of 2009 compared to the second quarter of 2008.  A decline in average loans and leases accounted for substantially all of the decline in average earning assets in the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Average interest bearing liabilities decreased $3.5 billion or 7.1% in the second quarter of 2009 compared to the second quarter of 2008, and amounted to $46.1 billion for the second quarter of 2009.  Average interest bearing deposits decreased $0.7 billion or 2.2% in the second quarter of 2009 compared to the second quarter of 2008.  Average short-term borrowings decreased $2.6 billion or 38.1% in the second quarter of 2009 compared to the same period in 2008.  Average long-term borrowings decreased $0.2 billion or 2.1% in the second quarter of 2009 compared to the second quarter of 2008.  During the second quarter of 2009, the Corporation re-acquired and extinguished $218.7 million of long-term borrowings.

Average noninterest bearing deposits increased approximately $1.5 billion or 26.2% in the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

For the six months ended June 30, 2009, average earning assets amounted to $57.9 billion compared to $57.6 billion for the six months ended June 30, 2008, an increase of $0.3 billion or 0.6%.  An increase in average short-term investments and trading assets accounted for the majority of the increase in the first half of 2009 over the first half of 2008.

Average interest bearing liabilities decreased $1.8 billion or 3.6% in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  Average interest bearing deposits increased $0.2 billion or 0.6% in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  Average short-term borrowings declined approximately $1.7 billion or 24.9% in the first half of 2009 compared to the same period in 2008.  Average long-term borrowings decreased $0.3 billion or 3.3% in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  During the first half of 2009, the Corporation re-acquired and extinguished approximately $260.8 million of long-term borrowings.

For the six months ended June 30, 2009 compared to the six months ended June 30, 2008, average noninterest bearing deposits increased $1.2 billion or 20.8%.

The growth and composition of the Corporation’s quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table ($ in millions):

Consolidated Average Loans and Leases

	2009		2008			Growth Percent
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	Annual		Prior Quarter
Commercial:
Commercial	$14,404	$14,745	$14,888	$15,002	$15,086	(4.5	) %	(2.3	) %
Commercial lease financing	522	547	534	511	517	1.0		(4.6)
Total commercial loans and leases	14,926	15,292	15,422	15,513	15,603	(4.3)		(2.4)

Commercial real estate	13,549	12,872	12,203	11,942	11,703	15.8		5.3

Residential real estate	5,695	5,768	5,675	5,631	5,525	3.1		(1.3)

Construction and development:
Commercial
Construction	3,290	3,966	4,577	4,433	4,431	(25.7)		(17.0)
Land	898	854	913	986	992	(9.5)		5.2
Commercial construction and development	4,188	4,820	5,490	5,419	5,423	(22.8)		(13.1)
Residential
Construction by individuals	690	834	938	1,009	1,013	(31.9)		(17.3)
Land	2,016	2,094	2,200	2,254	2,419	(16.7)		(3.8)
Construction by developers	693	923	1,158	1,275	1,518	(54.4)		(24.9)
Residential construction and development	3,399	3,851	4,296	4,538	4,950	(31.3)		(11.8)
Total construction and development	7,587	8,671	9,786	9,957	10,373	(26.9)		(12.5)

Personal:
Home equity loans and lines of credit	4,969	5,064	5,071	5,027	4,835	2.8		(1.9)
Other personal loans	1,959	1,942	1,878	1,766	1,693	15.7		0.9
Personal lease financing	190	207	211	196	199	(4.9)		(8.3)
Total personal loans and leases	7,118	7,213	7,160	6,989	6,727	5.8		(1.3)

Total consolidated average loans and leases	$48,875	$49,816	$50,246	$50,032	$49,931	(2.1	) %	(1.9	) %
Total consolidated average loans and leases excluding total construction and development	$41,288	$41,145	$40,460	$40,075	$39,558	4.4%		0.3%

Total consolidated average loans and leases decreased approximately $1.1 billion or 2.1% in the second quarter of 2009 compared to the second quarter of 2008.  For the six months ended June 30, 2009, total consolidated average loans and leases were relatively unchanged compared to total consolidated average loans and leases for the six months ended June 30, 2008.

Total average commercial loans and leases declined $0.7 billion or 4.3% in the second quarter of 2009 compared to the second quarter of 2008.  Compared to the first quarter of 2009, total average commercial loans and leases decreased $0.4 billion or 2.4%.  For the six months ended June 30, 2009, total average commercial loans and leases amounted to $15.1 billion compared to $15.3 billion for the six months ended June 30, 2008, a decrease of $0.2 billion or 1.0%.  The weak economy has resulted in commercial customers reducing expenses and paying down their debt, delaying capital expenditures and reducing inventories.  Management expects that the growth in year-over-year commercial loans and leases will be relatively unchanged in 2009 compared to 2008.

Total average commercial real estate loan growth was $1.8 billion or 15.8% in the second quarter of 2009 compared to the second quarter of 2008.  Compared to the first quarter of 2009, total average commercial real estate loans increased $0.7 billion or 5.3%.  For the six months ended June 30, 2009, total average commercial real estate loans amounted to $13.2 billion compared to $11.6 billion for the six months ended June 30, 2008, an increase of $1.6 billion or 13.8%. A portion of this growth represents the migration of construction loans to commercial real estate loans once construction is completed. As a result of the commercial real estate lending environment, the Corporation has provided more interim financing for post construction loans than it has historically and expects this trend to continue until such time as the liquidity in the commercial real estate lending environment normalizes. The Corporation continues to experience slowing in new construction and development activity and to some extent throughout its commercial real estate business in response to the weak economy.  Commercial real estate loan growth in 2009, outside of the post construction financing previously discussed, is expected to be unchanged or relatively modest.

Total average residential real estate loan growth was $0.2 billion or 3.1% in the second quarter of 2009 compared to the second quarter of 2008.  Compared to the first quarter of 2009, total average residential real estate loans decreased $0.1 billion or 1.3%.  For the first half of 2009, total average residential real estate loans amounted to $5.7 billion compared to approximately $5.3 billion for the first half of 2008, an increase of $0.4 billion or 7.1%.  From a production standpoint, residential real estate loan closings in the second quarter of 2009 were $1.1 billion compared to $0.8 billion in the first quarter of 2009 and $0.9 billion in the second quarter of 2008.  For the six months ended June 30, 2009, residential real estate loan closings were $1.9 billion compared to $2.3 billion for the same period in 2008.  Approximately 79% of new mortgage volumes in the first half of 2009 were associated with re-financings due to low interest rates.  The Corporation sold predominantly all of its residential real estate production (residential real estate and home equity loans) in the secondary market.  Selected residential real estate loans with rate and term characteristics that are considered desirable are retained in the portfolio.  For the three months ended June 30, 2009 and 2008, real estate loans sold to investors amounted to $1.0 billion and $0.4 billion, respectively.  For the six months ended June 30, 2009 and 2008, real estate loans sold to investors amounted to $1.8 billion and $0.9 billion, respectively.  At June 30, 2009 and 2008, the Corporation had approximately $164.1 million and $45.3 million of residential mortgage loans and home equity loans held for sale, respectively.  Gains from the sale of mortgage loans amounted to $16.8 million in the second quarter of 2009 compared to $5.6 million in the second quarter of 2008.  For the six months ended June 30, 2009, gains from the sale of mortgage loans amounted to $26.6 million compared to $14.1 million for the six months ended June 30, 2008.
Total average construction and development loans declined $2.8 billion or 26.9% in the second quarter of 2009 compared to the second quarter of 2008 and declined $1.1 billion or 12.5% since the first quarter of 2009.  For the six months ended June 30, 2009, total average construction and development loans amounted to $8.1 billion compared to $10.5 billion for the six months ended June 30, 2008, a decrease of $2.4 billion or 22.3%.  Certain construction and development loans currently have a higher risk profile because the value of the underlying collateral is dependent on the real estate markets and these loans are somewhat concentrated in markets experiencing elevated levels of stress.  Construction and development loans consist of:

Commercial Construction - Loans primarily to mid-sized local and regional companies to construct a variety of commercial projects.

Commercial Land - Loans primarily to mid-sized local and regional companies to acquire and develop land for a variety of commercial projects.

Residential Construction by Individuals - Loans primarily to individuals to construct 1-4 family homes.

Residential Land - Loans primarily to individuals and mid-sized local and regional builders to acquire and develop land for 1-4 family homes.

Residential Construction by Developers - Loans primarily to mid-sized local and regional builders to construct 1-4 family homes in residential subdivisions.

The decrease in construction and development loans has been due to payments, transfers to other loan types when projects are completed and permanent financing is obtained, loan sales and charge-offs.  Construction and development loans held for sale amounted to $73.8 million at June 30, 2009.  Construction and development loans are expected to continue to contract as the Corporation reduces its concentration in these types of loans to its corporate goal of 10% of total loans and leases.  Period-end construction and development loans amounted to $6,829 million which was 14.2% of total loans and leases outstanding at June 30, 2009 and is $758 million less than average construction and development loans for the three months ended June 30, 2009.

Total average personal loan growth was $0.4 billion or 5.8% in the second quarter of 2009 compared to the second quarter of 2008.  Approximately $0.1 billion of the growth was attributable to home equity loans and lines of credit and $0.3 billion of the growth was attributable to consumer auto loans.  Compared to the first quarter of 2009, total average personal loans decreased $0.1 billion or 1.3%.  For the six months ended June 30, 2009, total average personal loans amounted to $7.2 billion compared to $6.6 billion for the same period in 2008, an increase of $0.6 billion or 8.7%.  Approximately $0.3 billion of the growth in the first half of 2009 was attributable to home equity loans and lines of credit and $0.2 billion was attributable to consumer auto loans.  Credit card loans averaged $0.3 billion in the second quarter and first half of 2009, respectively.  Credit card loans are not significant to the Corporation’s loan and lease portfolio.

The growth and composition of the Corporation’s quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

Consolidated Average Deposits

	2009		2008			Growth Percent
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	Annual	Prior Quarter
Noninterest bearing deposits
Commercial	$5,505	$4,849	$4,470	$4,305	$4,168	32.1%	13.5%
Personal	1,003	979	985	1,005	1,056	(5.0)	2.5
Other	847	654	608	599	604	40.2	29.4
Total noninterest bearing deposits	7,355	6,482	6,063	5,909	5,828	26.2	13.5

Interest bearing deposits
Savings and NOW
Savings	1,386	887	883	902	882	57.3	56.4
NOW	2,746	2,624	2,340	2,391	2,391	14.8	4.6
Brokered NOW	43	19	5	-	-	n.m.	119.8
Total savings and NOW	4,175	3,530	3,228	3,293	3,273	27.6	18.3

Money market
Money market index	6,185	6,541	7,085	7,848	8,335	(25.8)	(5.4)
Money market savings	916	1,069	1,143	1,224	1,339	(31.6)	(14.3)
Brokered money market	3,106	3,021	2,413	1,473	1,525	103.6	2.8
Total money market	10,207	10,631	10,641	10,545	11,199	(8.9)	(4.0)
Time
CDs $100,000 and over
Large CDs	4,461	4,152	3,714	3,881	4,074	9.5	7.4
Brokered CDs	7,485	7,888	9,059	8,295	7,090	5.6	(5.1)
Total CDs $100,000 and over	11,946	12,040	12,773	12,176	11,164	7.0	(0.8)

Other CDs and time	5,706	5,861	5,499	5,152	4,813	18.6	(2.7)
Total time	17,652	17,901	18,272	17,328	15,977	10.5	(1.4)

Foreign
Foreign activity	469	866	1,583	1,813	1,834	(74.4)	(45.8)
Foreign time	-	257	823	800	942	(100.0)	(100.0)
Total foreign	469	1,123	2,406	2,613	2,776	(83.1)	(58.2)

Total interest bearing deposits	32,503	33,185	34,547	33,779	33,225	(2.2)	(2.1)
Total consolidated average deposits	$39,858	$39,667	$40,610	$39,688	$39,053	2.1%	0.5%

Total consolidated average deposits increased $0.8 billion or 2.1% in the second quarter of 2009 compared to the second quarter of 2008.  Average noninterest bearing deposits increased approximately $1.5 billion or 26.2% in the second quarter of 2009 compared to the second quarter of 2008 and increased $0.9 billion or 13.5% compared to the first quarter of 2009.  Average interest bearing deposits decreased $0.7 billion or 2.2% in the second quarter of 2009 compared to the second quarter of 2008 and decreased $0.7 billion or 2.1% compared to the first quarter of 2009. The decrease in average interest bearing deposits in the second quarter of 2009 compared to the first quarter of 2009 was due to brokered CDs that matured or were called due to the rate structure and a decline in higher-priced foreign activity and time deposits.  Of the $0.7 billion decrease in average interest bearing deposits over the prior year, average money market deposits decreased approximately $1.0 billion and foreign deposits decreased $2.3 billion in the second quarter of 2009 compared to the second quarter of 2008. The decline in average money market and foreign deposits reflects the competitive pricing environment.  The declines in average money market deposits and foreign deposits were offset by growth in average savings and NOW and time deposits.  Average savings and NOW increased $0.9 billion and average time deposits increased $1.7 billion.

For the six months ended June 30, 2009 compared to the six months ended June 30, 2008, total consolidated average deposits increased $1.4 billion or 3.6%.  Average noninterest bearing deposits increased approximately $1.2 billion or 20.8% in the first half of 2009 compared to the first half of 2008.  Average interest bearing deposits increased $0.2 billion or 0.6% in the six months ended June 30, 2009 compared to the same period in 2008.  Of the $0.2 billion increase in average interest bearing deposits over the prior year, average savings and NOW increased $0.6 billion and average time deposits increased $2.8 billion.  The growth in savings and NOW and time deposits was offset by declines in average money market deposits of approximately $1.0 billion and foreign deposits of $2.2 billion in the first half of 2009 compared to the first half of 2008. The decline in average money market and foreign deposits reflects the competitive pricing environment.

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

Total borrowings amounted to $10.8 billion at June 30, 2009 compared to $13.7 billion at December 31, 2008. During the first half of 2009, the Corporation re-acquired and extinguished $260.8 million of long-term borrowings at a gain of $12.3 million that is reported as gain on termination of debt in the Consolidated Statements of Income.

The Corporation’s consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three months ended June 30, 2009 and 2008, are presented in the following table ($ in millions):

Consolidated Yield and Cost Analysis

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Average Balance	Interest	Average Yield or Cost (b)	Average Balance	Interest	Average Yield or Cost (b)
Loans and leases (a):
Commercial loans and leases	$14,926.1	$149.2	4.01%	$15,602.3	$208.3	5.37%
Commercial real estate loans	17,737.2	206.3	4.67	17,126.4	256.8	6.03
Residential real estate loans	9,094.1	109.3	4.82	10,474.7	156.7	6.02
Home equity loans and lines	4,969.5	62.7	5.06	4,834.5	75.4	6.27
Personal loans and leases	2,148.6	30.2	5.64	1,892.6	30.0	6.38
Total loans and leases	48,875.5	557.7	4.58	49,930.5	727.2	5.86

Investment securities (b):
Taxable	6,254.3	57.4	3.70	6,548.9	71.7	4.39
Tax exempt (a)	1,059.5	17.2	6.60	1,185.8	20.1	6.92
Total investment securities	7,313.8	74.6	4.11	7,734.7	91.8	4.77
Trading assets (a)	581.1	2.5	1.75	162.1	0.4	1.06
Other short-term investments	458.7	0.4	0.35	370.7	2.2	2.36
Total interest earning assets	$57,229.1	$635.2	4.46%	$58,198.0	$821.6	5.68%

Interest bearing deposits:
Savings and NOW	$4,175.0	$3.0	0.29%	$3,272.7	$4.3	0.52%
Money market	10,206.9	18.5	0.72	11,199.6	50.0	1.80
Time	17,651.8	116.4	2.64	15,977.1	152.7	3.84
Foreign	469.4	0.4	0.36	2,776.0	12.2	1.76
Total interest bearing deposits	32,503.1	138.3	1.71	33,225.4	219.2	2.65
Short-term borrowings	4,206.5	2.9	0.27	6,798.5	38.0	2.25
Long-term borrowings	9,439.8	95.5	4.06	9,638.6	109.8	4.58
Total interest bearing liabilities	$46,149.4	$236.7	2.06%	$49,662.5	$367.0	2.97%

Net interest margin (FTE)		$398.5	2.79%		$454.6	3.14%
Net interest spread (FTE)			2.40%			2.71%

(a)	Fully taxable equivalent (“FTE”) basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(b)	Based on average balances excluding fair value adjustments for available for sale securities.

The Corporation’s consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the six months ended June 30, 2009 and 2008, are presented in the following table ($ in millions):

Consolidated Yield and Cost Analysis

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Average Balance	Interest	Average Yield or Cost (b)	Average Balance	Interest	Average Yield or Cost (b)
Loans and leases (a):
Commercial loans and leases	$15,108.2	$296.3	3.96%	$15,256.2	$440.0	5.80%
Commercial real estate loans	17,714.6	411.5	4.68	17,034.9	533.3	6.30
Residential real estate loans	9,355.3	229.8	4.95	10,386.1	321.4	6.22
Home equity loans and lines	5,016.5	127.4	5.12	4,752.6	155.4	6.58
Personal loans and leases	2,148.4	59.6	5.59	1,840.5	61.1	6.67
Total loans and leases	49,343.0	1,124.6	4.60	49,270.3	1,511.2	6.17

Investment securities (b):
Taxable	6,429.9	120.5	3.77	6,608.8	149.2	4.54
Tax exempt (a)	1,070.5	35.5	6.77	1,214.2	41.1	6.88
Total investment securities	7,500.4	156.0	4.19	7,823.0	190.3	4.90
Trading assets (a)	583.1	4.5	1.54	170.2	1.1	1.29
Other short-term investments	514.2	1.0	0.40	351.4	5.1	2.91
Total interest earning assets	$57,940.7	$1,286.1	4.48%	$57,614.9	$1,707.7	5.96%

Interest bearing deposits:
Savings and NOW	$3,854.4	$4.1	0.22%	$3,237.4	$11.9	0.74%
Money market	10,417.8	34.8	0.67	11,443.4	136.0	2.39
Time	17,776.0	236.1	2.68	14,968.7	308.0	4.14
Foreign	794.2	1.3	0.34	3,012.9	36.1	2.41
Total interest bearing deposits	32,842.4	276.3	1.70	32,662.4	492.0	3.03
Short-term borrowings	4,961.1	6.9	0.28	6,607.0	91.6	2.79
Long-term borrowings	9,504.9	195.5	4.15	9,829.6	232.0	4.75
Total interest bearing liabilities	$47,308.4	$478.7	2.04%	$49,099.0	$815.6	3.34%

Net interest margin (FTE)		$807.4	2.81%		$892.1	3.11%
Net interest spread (FTE)			2.44%			2.62%

(a)	FTE basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(b)	Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin FTE decreased 35 basis points from 3.14% in the second quarter of 2008 to 2.79% in the second quarter of 2009.  For the six months ended June 30, 2009, the net interest margin FTE was 2.81% compared to 3.11% for the six months ended June 30, 2008. Net interest income has been under pressure as the decline in interest rates has caused the yield on earning assets to decline by 148 basis points compared to the decline in the cost for interest bearing liabilities of 130 basis points for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The Corporation’s inability to continue to lower deposit pricing in the low interest rate environment due to competition for deposits and a shift in deposit mix to higher cost deposits have contributed to lower net interest income and reduced net interest margin.  In addition, net interest income has been compressed as a result of higher levels of nonperforming loans and leases and rate reductions associated with renegotiated loans.  The growth in noninterest bearing deposits was beneficial to net interest income and the net interest margin in the second quarter and first half of 2009.

The low interest rate environment together with the numerous other factors that impact net interest income and the net interest margin have made it very difficult to project the net interest margin with a reasonable degree of certainty. Recent growth in noninterest bearing deposits as well as the benefits of improved pricing on newly originated and renewed loans should, to some extent, help offset the near term net interest margin challenges facing the Corporation. Management expects that net interest margin will be relatively stable and comparable with the net interest margin reported for the second quarter of 2009 in the near term with potential opportunities for longer-term net interest margin growth.  Net interest income and the net interest margin percentage can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation’s markets, prepayment activity, future interest rate changes, levels of nonperforming loans and various other factors.

CREDIT QUALITY AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables present comparative consolidated credit quality information as of June 30, 2009 and the prior four quarters:

Credit Quality
($000’s)

	2009		2008
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Nonperforming assets (a):
Nonaccrual loans and leases	$2,221,659	$1,960,816	$1,457,811	$1,226,387	$984,272
Nonaccrual loans held for sale	194,489	113,737	69,139	34,255	22,485
Total nonperforming loans and leases	$2,416,148	$2,074,553	$1,526,950	$1,260,642	$1,006,757
Other real estate owned (OREO)	356,790	344,271	320,908	267,224	207,102
Total nonperforming assets	$2,772,938	$2,418,824	$1,847,858	$1,527,866	$1,213,859

Performing impaired loans:
Renegotiated	$818,538	$445,995	$270,357	$89,486	$16,523

Contractually past due credits:
Loans past due 90 days or more and still accruing	$15,060	$16,099	$14,528	$12,070	$17,676

(a)
Beginning with the second quarter of 2009, the Corporation modified its definition of nonperforming assets to exclude renegotiated loans and loans past due 90 days or more and still accruing because these loans were performing in accordance with their current terms.  Prior periods presented have been adjusted for this reclassification.

Consolidated Statistics

	2009		2008
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Net charge-offs (annualized) to average loans and leases	4.95%	2.67%	5.38%	1.21%	3.23%
Total nonperforming loans and leases to total loans and leases	5.01	4.21	3.05	2.50	2.00
Total nonperforming assets to total loans and leases and OREO	5.71	4.88	3.67	3.01	2.41
Allowance for loan and lease losses to total loans and leases	2.84	2.75	2.41	2.05	2.05
Allowance for loan and lease losses to nonaccrual loans and leases (excluding nonaccrual loans held for sale)	62	69	82	84	105

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (“OREO”).  In addition to the negative impact on net interest income and credit losses from carrying nonperforming loans and leases, nonperforming assets also increase operating costs due to the expense associated with collection efforts and the expenses of holding OREO.  At June 30, 2009, nonperforming assets amounted to $2,772.9 million and increased approximately $925.1 million or 50.1% compared to December 31, 2008.  Nonperforming assets increased approximately $1,559.1 million or 128.4% at June 30, 2009 compared to June 30, 2008 and increased approximately $354.1 million or 14.6% at June 30, 2009 compared to March 31, 2009.

At June 30, 2009 compared to March 31, 2009, every major category of loans and leases experienced an increase in nonperforming loans and leases except construction and development loans and residential real estate loans.  Those increases reflect the varying degrees of economic stress throughout the Corporation’s markets.  At June 30, 2009 compared to March 31, 2009, nonperforming construction and development loans declined $27.1 million or 2.5%, and represented 43.2% of total nonperforming loans and leases at June 30, 2009.  By comparison, nonperforming construction and development loans represented 51.6% of total nonperforming loans and leases at March 31, 2009.  In aggregate, nonperforming loans and leases in the Arizona, Florida and the correspondent banking business channels represented 46.3% of total nonperforming loans and leases at June 30, 2009.

During 2009, the Corporation worked closely with Huntington Bancshares Incorporated to re-assess the value of the underlying collateral that supports the loans with Franklin Credit Management Corp. (“Franklin”).  Based on that assessment, the loans to Franklin were restructured.  As a result, a charge-off of $33.8 million was taken on Franklin and the remaining $69.1 million  was placed in nonaccrual and renegotiated status at March 31, 2009.  At June 30, 2009, nonaccrual loans associated with Franklin amounted to $1.1 million and renegotiated loans related to Franklin amounted to $47.9 million.  Nonaccrual loans associated with Franklin are reported in commercial loans and leases in the Major Categories of Nonperforming Loans & Leases and are included in Others in the Geographical Summary of Nonperforming Loans & Leases tables presented below. No further losses are expected with respect to Franklin.

The Corporation has worked aggressively to isolate, identify and assess its underlying loan and lease portfolio credit quality and has developed and continues to develop strategies to reduce and mitigate its loss exposure. During the second quarter of 2009, the Corporation sold $131 million of nonperforming loans and $53 million of potential problem loans.  During the first half of 2009, the Corporation sold $235 million of nonperforming loans and $77 million of potential problem loans.  At June 30, 2009, the Corporation held $194.5 million of nonperforming loans and $13.9 million of potential problem loans that are intended to be sold and have been charged down to their net realizable value.  Since the first quarter of 2008, the unpaid principal balance of nonperforming loans and potential problem loans sold was approximately $1,262.3 million. The Corporation expects this activity to continue and has expanded the types of nonperforming and potential problem loans that are sold to include consumer related loans in the future. On July 31, 2009, the Corporation sold a pool of predominantly nonperforming residential loans.  The total amount sold had an unpaid principal balance of $296.7 million.  These loans were classified as loans held for sale and charge-offs of $150.8 million were recognized at June 30, 2009.  Irrespective of the type of loan subject to sale, the Corporation makes an assessment to determine if a sale is the most appropriate course of action to proceed with before such loans are formally designated as held for sale.

Generally, loans that are 90 days or more past due as to interest or principal are placed on nonaccrual.  Exceptions to these rules are generally only for loans fully collateralized by readily marketable securities or other relatively risk free collateral and certain personal loans.  In addition, a loan may be placed on nonaccrual when management makes a determination that the facts and circumstances warrant such classification irrespective of the current payment status.  At June 30, 2009, approximately $467.8 million or 19.4% of the Corporation’s total nonperforming loans and leases were less than 30 days past due.  In addition, approximately $169.6 million or 7.0% of the Corporation’s total nonperforming loans and leases were greater than 30 days past due but less than 90 days past due at June 30, 2009.  In total, approximately $637.4 million or 26.4% of the Corporation’s total nonperforming loans and leases were less than 90 days past due at June 30, 2009.

Nonperforming loans are considered to be those loans with the greatest risk of loss due to nonperformance and at June 30, 2009 amounted to $2,416.1 million or 5.01% of total loans and leases outstanding compared to $1,527.0 million or 3.05% of total loans and leases outstanding at December 31, 2008 and $1,006.8 million or 2.00% of total loans and leases outstanding at June 30, 2008.  The amount of cumulative net charge-offs recorded on the Corporation’s nonperforming loans outstanding at June 30, 2009 was approximately $877.3 million or 48.2% of the unpaid principal balance of the affected nonperforming loans and 26.6% of the unpaid principal balance of its total nonperforming loans outstanding at June 30, 2009.  These charge-offs have reduced the carrying value of these nonperforming loans and leases which reduced the allowance for loan and lease losses required at the measurement date.

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans.  OREO amounted to $356.8 million at June 30, 2009, compared to $344.3 million at March 31, 2009.  At June 30, 2009, properties acquired in partial or total satisfaction of problem loans consisted of construction and development of $269.0 million, 1-4 family residential real estate of $66.0 million and commercial real estate of $21.8 million.  Since March 31, 2009, OREO construction and development properties net increased $10.7 million, 1-4 family residential real estate properties net decreased $6.5 million and commercial real estate properties net increased $8.3 million.  For the first half of 2009, OREO additions amounted to $271.3 million.  Sales, valuation adjustments and capitalized costs resulted in a net decrease in OREO of $235.4 million in the first half of 2009.  As a result of the soft real estate market and the increased possibility of foreclosures due to the elevated levels of nonperforming loans, management expects that OREO will continue to increase throughout the remainder of 2009.

Performing impaired loans consist of troubled-debt restructured loans, which the Corporation refers to as renegotiated, and amounted to $818.5 million at June 30, 2009, compared to $446.0 million at March 31, 2009 and  $270.4 million at December 31, 2008.  Approximately $280.7 million or 34.3% of total renegotiated loans at June 30, 2009 were related to renegotiated loans in Arizona.  After restructuring, renegotiated loans generally result in lower payments than originally required and therefore, have a lower risk of loss due to nonperformance than loans classified as nonperforming.  At June 30, 2009, consumer-related renegotiated loans represented 61.0% of total renegotiated loans.  The Corporation’s instances of default and re-default on consumer-related renegotiated loans have been relatively low.  However, the Corporation’s experience with renegotiated loan performance is relatively new and does not encompass an extended period of time.  At June 30, 2009, approximately $42.6 million or 5.2% of  total renegotiated loans were past due 30-89 days.  In order to avoid foreclosure in the future, the Corporation has restructured loan terms for certain qualified borrowers that have demonstrated the ability to make the restructured payments for a specified period of time.  The Corporation’s foreclosure abatement program includes several options.  The Corporation has primarily used reduced interest rates and extended terms to lower contractual payments.  In addition, the Corporation recently announced that it extended its foreclosure moratorium on all owner-occupied residential loans for customers who agreed to work in good faith to reach a successful repayment agreement through September 30, 2009.
Contractually past due credits are comprised of loans that are delinquent 90 days or more and still accruing interest.  At June 30, 2009, December 31, 2008 and June 30, 2008, these loans amounted to $15.1 million, $14.5 million and $17.7 million, respectively.

The following table shows the Corporation’s nonperforming loans and leases by type of loan or lease at June 30, 2009 and March 31, 2009.

Major Categories of Nonperforming Loans & Leases
($ in millions)

	June 30, 2009				March 31, 2009
	Total Loans & Leases	Percent of Total Loans & Leases	Nonperform-ing Loans & Leases	% Nonperform-ing to Loan & Lease Type	Total Loans & Leases	Percent of Total Loans & Leases	Nonperform-ing Loans & Leases	% Nonperform-ing to Loan & Lease Type
Commercial loans & leases	$14,792	30.7%	$431.7	2.92%	$15,108	30.7%	$336.4	2.23%

Real estate:

Commercial real estate	13,938	28.9	559.2	4.01	12,999	26.4	286.6	2.20

Residential real estate	5,465	11.3	285.7	5.23	5,711	11.6	291.9	5.11

Construction and development:
Commercial land and construction	3,790	7.9	410.1	10.82	4,643	9.5	377.7	8.13
Residential construction by individuals	599	1.2	84.4	14.09	752	1.5	101.3	13.47
Residential land and construction by developers	2,440	5.1	548.9	22.50	2,856	5.8	591.5	20.71
Total construction and development	6,829	14.2	1,043.4	15.28	8,251	16.8	1,070.5	12.97

Total real estate	26,232	54.4	1,888.3	7.20	26,961	54.8	1,649.0	6.12

Consumer loans & leases:
Home equity loans and lines of credit	4,912	10.2	86.4	1.76	5,025	10.2	83.5	1.66
Other consumer loans and leases	2,247	4.7	9.7	0.43	2,151	4.3	5.7	0.26
Total consumer loans & leases	7,159	14.9	96.1	1.34	7,176	14.5	89.2	1.24

Total loans & leases	$48,183	100.0%	$2,416.1	5.01%	$49,245	100.0%	$2,074.6	4.21%

Nonperforming commercial loans and leases amounted to $431.7 million at June 30, 2009 compared to $336.4 million at March 31, 2009, an increase of $95.3 million. The net increase was primarily attributable to loans to three bank holding companies that were placed on nonperforming status during the second quarter of 2009.  The Corporation is monitoring these loans closely and has established an allowance for loan losses related to these loans.

Consistent with recent quarters, nonperforming real estate loans were the primary source of the Corporation’s nonperforming loans and leases and represented approximately 78.2% of total nonperforming loans and leases at June 30, 2009.  Nonperforming real estate loans amounted to $1,888.3 million at June 30, 2009 compared to $1,649.0 million at March 31, 2009, an increase of $239.3 million or 14.5%.  Nonperforming real estate loans include the following categories:

Nonperforming commercial real estate loans amounted to $559.2 million at June 30, 2009 compared to $286.6 million at March 31, 2009, an increase of $272.6 million or 95.2%.  Included in this category of nonperforming commercial real estate loans are nonperforming business real estate and multifamily loans.  Nonperforming business real estate loans increased $149.3 million or 89.4% and nonperforming multifamily loans increased $123.3 million or 103.3% at June 30, 2009 compared to March 31, 2009.  These portfolios have generally shown increased stress in all of the Corporation’s markets.

Nonperforming residential real estate (1-4 family) loans decreased $6.2 million or 2.1% compared to March 31, 2009 and amounted to $285.7 million or 5.23% of total residential real estate loans at June 30, 2009.  Increased economic stress on consumers has resulted in further deterioration in these loans most notably in Arizona.

Nonperforming construction and development loans amounted to $1,043.4 million at June 30, 2009 compared to $1,070.5 million at March 31, 2009, a decrease of $27.1 million or 2.5%.  Nonperforming construction and development loans represented 55.3% of the Corporation’s nonperforming real estate loans and 43.2% of the Corporation’s total nonperforming loans and leases at June 30, 2009.  By comparison, nonperforming construction and development loans represented 64.9% of the Corporation’s nonperforming real estate loans and 51.6% of the Corporation’s total nonperforming loans and leases at March 31, 2009.  Nonperforming construction and development loans in Arizona accounted for $436.4 million or 41.8% of total nonperforming construction and development loans at June 30, 2009.

Nonperforming consumer loans and leases amounted to $96.1 million at June 30, 2009 compared to $89.2 million at March 31, 2009, an increase of $6.9 million or 7.8%.
The following table presents a geographical summary of nonperforming loans and leases at June 30, 2009 and March 31, 2009.

Geographical Summary of Nonperforming Loans & Leases
($ in millions)

	June 30, 2009				March 31, 2009
	Total Loans & Leases	Percent of Total Loans & Leases	Nonperforming Loans & Leases	% Nonperform-ing to Loan & Lease Type	Total Loans & Leases	Percent of Total Loans & Leases	Nonperform-ing Loans & Leases	% Nonperform-ing to Loan & Lease Type
Wisconsin	$17,668	36.7%	$421.9	2.39%	$18,040	36.6%	$282.0	1.56%
Arizona	6,427	13.3	756.7	11.77	7,043	14.3	760.4	10.80
Minnesota	5,123	10.6	188.0	3.67	5,186	10.5	204.0	3.93
Missouri	3,520	7.3	125.0	3.55	3,532	7.2	65.9	1.86
Florida	2,973	6.2	241.8	8.14	3,071	6.3	232.2	7.56
Indiana	1,618	3.4	72.2	4.46	1,581	3.2	73.6	4.65
Kansas	1,124	2.3	41.7	3.71	1,135	2.3	26.1	2.30
Others	9,730	20.2	568.8	5.85	9,657	19.6	430.4	4.46
Total	$48,183	100.0%	$2,416.1	5.01%	$49,245	100.0%	$2,074.6	4.21%

Almost every major geographical area experienced an increase in nonperforming loans and leases in the second quarter of 2009 except Minnesota, Indiana and Arizona.  The decreases in Minnesota, Indiana and Arizona were partially due to the additional net charge-offs recorded for the predominantly nonperforming residential loans that were classified as held for sale at June 30, 2009 as a result of the July 31, 2009 sale of those loans as previously discussed.Varying degrees of economic stress continue to be experienced throughout the Corporation’s markets.

At June 30, 2009, nonperforming loans in Arizona amounted to $756.7 million compared to $760.4 million at March 31, 2009, a decrease of $3.7 million or 0.5%.  Nonperforming loans in Arizona represented 31.3% of total consolidated nonperforming loans and leases at June 30, 2009 and continue to be the largest concentration of nonperforming loans in the Corporation’s loan and lease portfolio.  Nonperforming construction and development loans made up approximately $436.4 million or 57.7% and nonperforming residential real estate loans made up approximately $178.6 million or 23.6% of nonperforming loans in Arizona at June 30, 2009.

At June 30, 2009, nonperforming loans in Wisconsin amounted to $421.9 million compared to $282.0 million at March 31, 2009, an increase of $139.9 million or 49.6%.  Generally there has been an increase in nonperforming loans across all loan types in this portfolio.  However, the majority of the increase has been isolated to a few larger loans and is not considered indicative of a trend.  The ratio of nonperforming loans to total loans for the Wisconsin portfolio of 2.39% continues to be the lowest of any of the Corporation’s geographic regions at June 30, 2009.

Nonperforming loans in Florida amounted to $241.8 million at June 30, 2009 compared to $232.2 million at March 31, 2009, an increase of $9.6 million or 4.2%.  Approximately $110.2 million or 45.6% of nonperforming loans in Florida at June 30, 2009 were construction and development loans. The Corporation believes that the bulk of the credit quality issues related to Florida have been realized.

The following table shows the Corporation’s renegotiated loans by type of loan at June 30, 2009 and March 31, 2009.

Major Categories of Renegotiated Loans
($ in millions)

	June 30, 2009		March 31, 2009
	Renegotiated Loans	Percent of Total Renegotiated Loans	Renegotiated Loans	Percent of Total Renegotiated Loans
Commercial	$54.7	6.7%	$64.3	14.4%

Real estate:

Commercial real estate	210.8	25.7	8.4	1.9

Residential real estate	274.9	33.6	184.8	41.4

Construction and development:
Commercial land and construction	50.2	6.1	0.6	0.1
Residential construction by individuals	22.9	2.8	23.7	5.3
Residential land and construction by developers	132.2	16.2	131.9	29.6
Total construction and development	205.3	25.1	156.2	35.0

Total real estate	691.0	84.4	349.4	78.3

Consumer
Home equity loans and lines of credit	69.0	8.4	32.2	7.3
Other consumer	3.8	0.5	0.1	-
Total consumer	72.8	8.9	32.3	7.3

Total renegotiated loans	$818.5	100.0%	$446.0	100.0%

Renegotiated commercial loans amounted to $54.7 million at June 30, 2009 compared to $64.3 million at March 31, 2009, a decrease of $9.6 million or 14.9%. As previously discussed, $47.9 million or 87.6% of renegotiated commercial loans at June 30, 2009 was attributable to Franklin.

Renegotiated real estate loans were the primary source of the Corporation’s renegotiated loans and represented 84.4% of total renegotiated loans at June 30, 2009.  Renegotiated real estate loans amounted to $691.0 million at June 30, 2009 compared to $349.4 million at March 31, 2009, an increase of $341.6 million or 97.8%.  Renegotiated real estate loans include the following categories:
Renegotiated commercial real estate loans amounted to $210.8 million at June 30, 2009 compared to $8.4 million at March 31, 2009, an increase of $202.4 million.  Included in this category of renegotiated commercial real estate loans are renegotiated business real estate and multifamily loans.  Renegotiated business real estate loans increased approximately $201.9 million and renegotiated multifamily loans increased $0.5 million at June 30, 2009 compared to March 31, 2009. The increase in renegotiated business real estate loans at June 30, 2009 compared to March 31, 2009 reflects a large lending relationship consisting of approximately $244.7 million in loan balances spread over a number of geographically dispersed commercial real estate projects. These loans are performing as expected. These portfolios have generally shown increased stress in all of the Corporation’s markets.

Renegotiated residential real estate (1-4 family) loans increased $90.1 million or 48.8% compared to March 31, 2009 and amounted to $274.9 million or 33.6% of total renegotiated loans at June 30, 2009.  Increased economic stress on consumers has resulted in further deterioration in these loans, most notably in Arizona, which contributed $51.3 million or 56.9% of the increase in renegotiated residential real estate loans at June 30, 2009 compared to March 31, 2009.

Renegotiated construction and development loans amounted to $205.3 million at June 30, 2009 compared to $156.2 million at March 31, 2009, an increase of $49.1 million or 31.4%.  Renegotiated construction and development loans represented 25.1% of total renegotiated loans at June 30, 2009.  By comparison, renegotiated construction and development loans represented 35.0% of total renegotiated loans at March 31, 2009. Renegotiated construction and development loans in Arizona accounted for $103.4 million or 50.4% of total renegotiated construction and development loans at June 30, 2009.
Renegotiated consumer loans amounted to $72.8 million at June 30, 2009 compared to $32.3 million at March 31, 2009, an increase of $40.5 million or 125.4%.  Home equity loans and lines of credit accounted for $36.8 million or 90.9% of the total increase in renegotiated consumer loans at June 30, 2009 compared to March 31, 2009.

The following table presents the reconciliation of the allowance for loan and lease losses for the current quarter and the prior four quarters:

Reconciliation of Allowance for Loan and Lease Losses
($000’s)
	2009		2008
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Beginning balance	$1,352,117	$1,202,167	$1,031,494	$1,028,809	$543,539
Provision for loan and lease losses	618,992	477,924	850,443	154,962	885,981
Loans and leases charged-off:
Commercial	(68,990)	(65,481)	(101,223)	(32,850)	(39,892)
Real estate	(534,264)	(264,989)	(576,017)	(123,990)	(362,625)
Personal	(8,807)	(7,433)	(8,591)	(6,263)	(5,643)
Leases	(1,054)	(2,320)	(655)	(192)	(659)
Total charge-offs	(613,115)	(340,223)	(686,486)	(163,295)	(408,819)

Recoveries on loans and leases:
Commercial	2,599	2,003	2,059	2,277	2,295
Real estate	5,724	7,412	2,953	6,938	4,269
Personal	1,168	1,185	1,078	1,439	1,172
Leases	297	1,649	626	364	372
Total recoveries	9,788	12,249	6,716	11,018	8,108
Net loans and leases charged-off	(603,327)	(327,974)	(679,770)	(152,277)	(400,711)
Ending balance	$1,367,782	$1,352,117	$1,202,167	$1,031,494	$1,028,809

Net charge-offs amounted to $603.3 million or 4.95% of average loans and leases in the second quarter of 2009, compared to $328.0 million or 2.67% of average loans and leases in the first quarter of 2009 and $400.7 million or 3.23% of average loans and leases in the second quarter of 2008.  For the six months ended June 30, 2009, net charge-offs amounted to $931.3 million or 3.81% of average loans and leases, compared to $531.8 million or 2.17% of average loans and leases for the six months ended June 30, 2008. Included in net charge-offs for the three and six months ended June 30, 2009 and 2008, were the net charge-offs related to the loans that were sold during 2009 and 2008.

Net charge-offs in the second quarter of 2009 were concentrated in three geographical areas.  For the three months ended June 30, 2009, net charge-offs related to Arizona amounted to $349.2 million, net charge-offs related to Florida amounted to $62.8 million and net charge-offs related to Wisconsin amounted to $78.9 million.  By comparison net charge-offs related to Arizona amounted to $139.6 million, net charge-offs related to Florida amounted to $82.7 million and net charge-offs related to Wisconsin amounted to $22.5 million in the second quarter of 2008.  Approximately 45.0% of the net charge-offs related to Wisconsin in the second quarter of 2009 were associated with two relationships in the construction and development industry and are not considered to be indicative of a trend.

For the six months ended June 30, 2009, net charge-offs related to Arizona amounted to $497.5 million, net charge-offs related to Florida amounted to $91.6 million and net charge-offs related to Wisconsin amounted to $97.0 million.  By comparison net charge-offs related to Arizona amounted to $184.1 million, net charge-offs related to Florida amounted to $137.3 million and net charge-offs related to Wisconsin amounted to $26.5 million for the six months ended June 30, 2008.

Despite the increase in nonperforming loans, net charge-offs related to Florida have declined $45.7 million or 33.3% in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. For the six months ended June 30, 2009, net charge-offs related to Florida were 9.8% of total net charge-offs.  For the six months ended June 30, 2008, net charge-offs related to Florida were 25.8% of total net charge-offs.  Management believes the lower loss levels are an indication that the high level of credit losses in this geographical market are stabilizing.

Historically, the Corporation has discussed net charge-offs based on business channels and included the correspondent business channel which is more geographically disperse. Net charge-offs associated with the correspondent business channel amounted to $6.9 million in the second quarter of 2009 compared to $85.5 million in the second quarter of 2008. For the six months ended June 30, 2009, net charge-offs associated with the correspondent business channel amounted to $58.1 million compared to $100.7 million for the six months ended June 30, 2008. Correspondent business channel loans tend to be larger balance loans in addition to being more geographically dispersed. Management does not believe that the lower loss levels experienced in the second quarter and first half of 2009 are necessarily indicative of a trend.

Net charge-offs of real estate loans amounted to $528.5 million or 87.6% and $786.1 million or 84.4% of total net charge-offs in the second quarter and first half of 2009, respectively.  For the three months ended June 30, 2009, approximately $235.3 million of the real estate loan net charge-offs were construction and development loan net charge-offs.  For the six months ended June 30, 2009, $411.7 million of the real estate loan net charge-offs were construction and development loan net charge-offs.
As previously discussed, real estate related loans were the primary contributors to the increase in nonperforming loans and leases and net charge-offs in the second quarter and first half of 2009.  Real estate related loans made up the majority of the Corporation’s nonperforming loans and leases at June 30, 2009.  Historically, the Corporation’s loss experience with real estate loans has been relatively low due to the sufficiency of the underlying real estate collateral.  In a stressed real estate market such as currently exists, the value of the collateral securing the loans has become one of the most important factors in determining the amount of loss incurred and the appropriate amount of allowance for loan and lease losses to record at the measurement date.  The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote.  However, in many cases, rapidly declining real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loan which has required significant additional charge-offs.  Declining collateral values have significantly contributed to the elevated levels of net charge-offs and the increase in the provision for loan and lease losses that the Corporation experienced in recent quarters.

The amount of cumulative net charge-offs recorded on the Corporation’s nonperforming loans outstanding at June 30, 2009 was approximately $877.3 million or 48.2% of the unpaid principal balance of the affected nonperforming loans and 26.6% of the unpaid principal balance of its total nonperforming loans outstanding at June 30, 2009. These charge-offs have reduced the carrying value of these nonperforming loans and leases which reduced the allowance for loan and lease losses required at the measurement date.

Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $619.0 million for the second quarter ended June 30, 2009.  By comparison, the provision for loan and lease losses amounted to $477.9 million in the first quarter of 2009 and $886.0 million for the second quarter of 2008.  For the six months ended June 30, 2009 and 2008, the provision for loan and lease losses amounted to $1,096.9 million and $1,032.3 million, respectively.  The provision for loan and lease losses is the amount required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.  The ratio of the allowance for loan and lease losses to total loans and leases was 2.84% at June 30, 2009, compared to 2.75% at March 31, 2009 and 2.05% at June 30, 2008.

Management expects nonperforming loans and leases and OREO balances to remain elevated for the remainder of 2009 and into 2010.  It is expected that the rate at which larger construction-related loans go to nonperforming status may decrease while the rate at which consumer-related loans go to nonperforming status are expected  to increase. Management expects the provision for loan and lease losses will continue to be at elevated levels due to the recessionary economy and weak national real estate markets.  The credit environment and underlying collateral values continue to be rapidly changing and as a result, there are numerous unknown factors at this time that will ultimately affect the timing and amount of nonperforming loans and leases, net charge-offs and the provision for loan and lease losses that will be recognized in the remainder of 2009.  The Corporation expects that the provision for loan and lease losses and net charge-offs in the third quarter of 2009 will be significantly less than the provision for loan and lease losses and net charge-offs reported for the second quarter of 2009 due to the additional net charge-offs recorded for the predominantly nonperforming residential loans that were classified as held for sale at June 30, 2009 as a result of the July 31, 2009 sale of those loans as previously discussed.  The timing and amount of charge-offs will continue to be influenced by the Corporation’s strategies for managing its nonperforming loans and leases.  At the present time, management expects the elevated levels of nonperforming loans and leases  and net charge-offs will be consistent with the levels of nonperforming loans and leases and net charge-offs experienced in the second quarter of 2009.

The Corporation will continue to proactively manage its problem loans and nonperforming loans and leases and be aggressive to isolate, identify and assess its underlying loan and lease portfolio credit quality.  The Corporation has developed and continues to develop strategies, such as selective sales of nonperforming loans and restructuring loans to qualified borrowers, to mitigate its loss exposure.  Construction and development loans tend to be more complex and may take more time to attain a satisfactory resolution.  Depending on the facts and circumstances, acquiring real estate collateral in partial or total satisfaction of problem loans may continue to be the best course of action to take in order to mitigate the Corporation’s exposure to loss.

OTHER INCOME

Total other income in the second quarter of 2009 amounted to $267.2 million compared to $187.0 million in the same period last year, an increase of $80.2 million or 42.9%.  For the six months ended June 30, 2009, total other income amounted to $443.9 million compared to $398.2 million in the same period last year, an increase of $45.7 million or 11.5%.

Total other income in the second quarter and first half of 2009 includes a gain of $35.4 million from the sale of the Corporation’s Class B Visa common stock and a gain of $43.6 million from the sale of approximately $1.1 billion in principal of U.S. government agency investment securities. Total other income in the first half of 2008 included a gain in the amount of $26.9 million resulting from Visa’s redemption of 38.7% of the Class B Visa common stock owned by the Corporation.  The gains are reported in Net investment securities gains in the Consolidated Statements of Income.  Excluding the net investment securities gains as describe above, total other income for the three months ended June 30, 2009 was relatively unchanged compared to the three months ended June 30, 2008 and decreased $6.4 million or 1.7% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Equity market volatility persisted during 2009.  That volatility along with downward pressure in the equity markets resulted in lower wealth management revenue in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. The equity markets exhibited improvement in the second quarter of 2009 compared to the first quarter of 2009. Wealth management revenue amounted to $65.8 million in the second quarter of 2009 compared to $74.8 million in the second quarter of 2008, a decrease of $9.0 million or 11.9%.  For the six months ended June 30, 2009, wealth management revenue amounted to $128.5 million compared to $146.6 million for the six months ended June 30, 2008, a decrease of $18.1 million or 12.4%.  Assets under management were $31.7 billion at June 30, 2009 compared to $30.4 billion at December 31, 2008 and $25.4 billion at June 30, 2008.  Assets under administration were $109.3 billion at June 30, 2009 compared to $104.4 billion at December 31, 2008 and $106.4 billion at June 30, 2008.  Sales pipelines are beginning to expand however, customer conversions are taking longer due to protracted investor decision-making processes.  Revenue from operations outsourcing services continued to grow during the second quarter and first half of 2009. Wealth management revenue will continue to be affected by market volatility and direction through the remainder of 2009.

Total mortgage banking revenue was $18.0 million in the second quarter of 2009 compared to $6.6 million in the second quarter of 2008, an increase of $11.4 million or 172.4%.  For the six months ended June 30, 2009, total mortgage banking revenue amounted to $28.9 million compared to $16.0 million for the six months ended June 30, 2008.  The Corporation has been utilizing the secondary market  for the increase in demand for fixed rate mortgages primarily associated with refinancing activities. Residential mortgage and home equity loans sold in the secondary market amounted to $1.0 billion and $1.8 billion in the second quarter and first half of 2009, respectively.  For the three and six months ended June 30, 2008, the Corporation sold $0.4 billion and $0.9 billion, respectively, of residential mortgage and home equity loans in the secondary market.

Net investment securities gains amounted to $82.7 million in the second quarter of 2009 compared to $0.5 million in the second quarter of 2008.  For the six months ended June 30, 2009, net investment securities gains amounted to $82.7 million compared to $26.2 million for the six months ended June 30, 2008.  During the second quarter of 2009, the Corporation recorded a gain of $35.4 million from the sale of Visa Class B common stock.  Also during the second quarter of 2009, the Corporation sold U.S. government agency securities with a principal amount of approximately $1.1 billion, resulting in a gain of $43.6 million.  During the first quarter of 2008, in conjunction with its IPO, Visa redeemed 38.7% of the Class B Visa common stock owned by the Corporation.  The gain from the redemption amounted to $26.9 million.

Bank-owned life insurance revenue amounted to $8.0 million for the three months ended June 30, 2009 compared to $12.0 million for the three months ended June 30, 2008, a decrease of $4.0 million or 33.5%.  For the six months ended June 30, 2009, bank-owned life insurance revenue amounted to $17.3 million compared to $24.4 million for the six months ended June 30, 2008, a decrease of $7.1 million or 29.1%.  The decline in revenue reflects the lower crediting rates due to the interest rate environment and lower death benefit gains in the second quarter and first half of 2009 compared to the second quarter and first half of 2008.

Gain on the termination of debt amounted to $9.2 million and $12.3 million for the three and six months ended June 30, 2009, respectively.  During the second quarter of 2009, the Corporation re-acquired and extinguished approximately $218.7 million of debt. During the first quarter of 2009, the Corporation re-acquired and extinguished $42.1 million of debt.  For the six months ended June 30, 2009, the debt consisted of small blocks of various bank notes issued by the Corporation and its wholly-owned subsidiary, M&I Marshall & Ilsley Bank (“M&I Bank”).  The size of the blocks ranged from $1.0 million to $50.0 million with a weighted average buyback price of approximately 95.1% of par.

OREO income primarily consists of gains from the sale of OREO and amounted to $3.0 million in the second quarter of 2009 compared to $1.8 million in the second quarter of 2008.  For the six months ended June 30, 2009, OREO income amounted to $5.5 million compared to $2.8 million for the six months ended June 30, 2008.  The carrying value of OREO properties sold amounted to $72.5 million in the second quarter of 2009, compared to $29.0 million in the second quarter of 2008.  During the first half of 2009, the carrying value of OREO properties sold amounted to $125.2 million, compared to $42.5 million during the first half of 2008.

Other income in the second quarter of 2009 amounted to $46.4 million compared to $53.5 million in the second quarter of 2008, a decrease of $7.1 million or 13.2%.  For the six months ended June 30, 2009, other income amounted to $99.3 million compared to $108.7 million for the six months ended June 30, 2008, a decrease of $9.4 million or 8.6%.  Other income in the second quarter and first half of 2009 includes a loss of $11.6 million from additional write-downs of non-residential mortgage loans classified as held for sale.

OTHER EXPENSE

Total other expense for the three months ended June 30, 2009 amounted to $414.7 million compared to $380.2 million for the three months ended June 30, 2008, an increase of $34.5 million or 9.1%.  For the six months ended June 30, 2009, total other expense amounted to $759.8 million compared to $695.7 million for the six months ended June 30, 2008, an increase of $64.1 million or 9.2%.

Total other expense for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 included increased credit and collection-related expenses and increased expenses associated with the acquisition, valuation and holding of OREO properties.  Approximately $20.0 million of the operating expense growth in the second quarter of 2009 compared to the second quarter of 2008 was attributable to these items.  For the six months ended June 30, 2009, approximately $42.5 million of the operating expense growth compared to the same period in 2008 was attributable to these items.

Total other expense for the three and six months ended June 30, 2009 included the FDIC special assessment related to insurance on deposits in addition to increased expense related to regular insurance premiums for insurance on deposits and severance. Approximately $52.9 million of the operating expense growth in the second quarter of 2009 compared to the second quarter of 2008 was attributable to these items.  For the six months ended June 30, 2009, approximately $66.1 million of the operating expense growth compared to the same period in 2008 was attributable to these items.

Total other expense for the three and six months ended June 30, 2008 included provisions for loss exposures associated with unfunded loan commitments and other credit related liabilities and residual write-downs associated with direct financing leases of pick-up trucks and sport utility vehicles. The expenses totaled $27.1 million.

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

The Corporation’s expense in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, excluding the items discussed above, declined $11.3 million or 3.5%.  For the six months ended June 30, 2009, the Corporation’s expense excluding the items discussed above, decreased $29.6 million or 4.7%.  This expense decline reflects in part lower incentive compensation, the impact of the expense reduction initiatives announced in the fourth quarter of 2008, and the Corporation’s ongoing commitment to prudent expense management.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic.  The efficiency ratio is calculated by taking total other expense divided by the sum of total other income (including Private Equity revenue but excluding other investment securities gains or losses) and net interest income on a fully taxable equivalent basis.  The Corporation’s efficiency ratios for the three months ended June 30, 2009 and 2008 were:

	Three Months Ended June 30,
	2009	2008
Efficiency Ratio	70.7%	59.3%

The efficiency ratio for the second quarter of 2009 was adversely affected by the increase in credit and collection-related expenses and net expenses associated with OREO properties.  In addition, the efficiency ratio was adversely affected by the FDIC special assessment and severance expenses during the second quarter of 2009.  The estimated adverse net impact to the Corporation’s efficiency ratio for the three months ended June 30, 2009 from these items was approximately 14.8%.

The efficiency ratio for the second quarter of 2008 was adversely affected by the increase in credit and collection-related expenses, net expenses associated with OREO properties, provisions for loss exposures associated with unfunded loan commitments and other credit-related liabilities and the residual value write-downs on pick-up trucks and sport utility vehicles. The estimated adverse net impact to the Corporation’s efficiency ratio for the three months ended June 30, 2008 from these items was approximately 8.3%.

Salaries and employee benefits expense amounted to $187.2 million in the second quarter of 2009 compared to $186.6 million in the second quarter of 2008, an increase of $0.6 million or 0.4%.  Salaries and employee benefits related to credit and collection increased approximately $1.2 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. For the six months ended June 30, 2009, salaries and employee benefits expense amounted to $342.4 million compared to $361.2 million in the six months ended June 30, 2008, a decrease of $18.8 million or 5.2%.  Salaries and employee benefits related to credit and collection increased approximately $3.2 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Included in salaries and employee benefits expense for the second quarter and first half of 2009, was severance expense of $5.8 million.  The number of full-time equivalent employees decreased approximately 4.4% at June 30, 2009 compared to June 30, 2008.

Net occupancy and equipment expense for the three months ended June 30, 2009 amounted to $32.4 million compared to $31.3 million for the three months ended June 30, 2008, an increase of $1.1 million or 3.8%.  For the six months ended June 30, 2009, net occupancy and equipment expense amounted to $66.2 million compared to $62.5 million for the six months ended June 30, 2008, an increase of $3.7 million or 6.0%.  The increase in the three and six months ended June 30, 2009 compared to the same periods in 2008 reflects the effect of de novo branch expansion activities.

Software, processing, supplies, printing, postage and delivery expenses amounted to $49.8 million for the three months ended June 30, 2009 compared to $51.6 million for the three months ended June 30, 2008, a decrease of $1.8 million or 3.6%.  For the six months ended June 30, 2009, software, processing, supplies, printing, postage and delivery expenses amounted to $99.2 million compared to $101.7 million for the six months ended June 30, 2008, a decrease of $2.5 million or 2.5%.

FDIC insurance premiums on deposits increased $47.0 million in the second quarter of 2009 compared to the second quarter of 2008 and amounted to $49.2 million in the second quarter of 2009.  For the six month period ended June 30, 2009, FDIC insurance premiums on deposits amounted to $64.3 million compared to $4.0 million for the same period in 2008, an increase of $60.3 million.  Included in the increase in the second quarter and first half of 2009 was $29.3 million which represented the Corporation’s portion of the FDIC special assessment related to insurance on deposits.

Professional services expense amounted to $22.0 million in the second quarter of 2009 compared to $18.2 million in the second quarter of 2008, an increase of $3.8 million or 21.1%.  Increased legal fees and other professional fees associated with problem loans contributed approximately $3.3 million to the increase in professional services expense in the second quarter of 2009 compared to the second quarter of 2008.  For the six months ended June 30, 2009, professional services expense amounted to $41.2 million compared to $31.6 million for the six months ended June 30, 2008, an increase of $9.6 million or 30.1%.  Increased legal fees and other professional fees associated with problem loans contributed approximately $6.1 million to the increase in professional services expense in the six month period ended June 30, 2009 compared to the same period in 2008.  Consulting fees associated with updating certain internal systems also contributed to the increase in professional services expense for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Amortization of intangibles amounted to $5.8 million for the quarter ended June 30, 2009 compared to $6.0 million for the quarter ended June 30, 2008, a decrease of $0.2 million or 2.2%.  For the six months ended June 30, 2009, amortization of intangibles amounted to $11.6 million compared to $11.9 million for the six months ended June 30, 2008, a decrease of $0.3 million or 2.4%.  See Note 11 in Notes to Financial Statements for the discussion regarding the Corporation’s annual test for goodwill impairment.

OREO expenses amounted to $35.8 million in the second quarter of 2009 compared to $20.3 million in the second quarter of 2008, an increase of $15.5 million or 76.6%.  Approximately $9.9 million of the increase for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was due to valuation write-downs and losses on disposition, which reflects both the increased levels of foreclosed properties and the rapid decline in real estate values.  Approximately $5.6 million of the increase for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 reflects the costs of acquiring and holding the increased levels of foreclosed properties.  For the six months ended June 30, 2009, OREO expenses amounted to $68.4 million compared to $35.2 million for the six months ended June 30, 2008, an increase of $33.2 million or 94.3%.  Approximately $23.7 million of the increase for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was due to valuation write-downs and losses on disposition. Approximately $9.5 million of the increase for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 reflects the costs of acquiring and holding the increased levels of foreclosed properties.  The Corporation expects that higher levels of expenses associated with acquiring and holding foreclosed properties will continue.  Valuation write-downs and losses on disposition will depend on real estate market conditions.

Other expense amounted to $32.4 million in the second quarter of 2009 compared to $64.2 million in the second quarter of 2008, a decrease of $31.8 million or 49.6%.  The provisions for loss exposures associated with unfunded loan commitments and other credit related liabilities decreased $22.2 million in the second quarter of 2009 compared to the second quarter of 2008.  Total other expense for the three months ended June 30, 2008 included residual write-downs of $4.9 million associated with direct financing leases of pick-up trucks and sport utility vehicles.

For the six months ended June 30, 2009, other expense amounted to $66.4 million compared to $87.6 million for the six months ended June 30, 2008, a decrease of $21.2 million or 24.1%.  As previously discussed, other expense for the six months ended June 30, 2008 included the reversal of $12.2 million related to the Visa litigation.  The provisions for loss exposures associated with unfunded loan commitments and other credit related liabilities decreased $22.2 million in the first half of 2009 compared to the first half of 2008.  Total other expense for the six months ended June 30, 2008 included residual write-downs of $4.9 million associated with direct financial leases of pick-up trucks and sport utility vehicles.

INCOME TAXES

For the three months ended June 30, 2009, the benefit for income taxes amounted to $166.1 million or 44.3% of the pre-tax loss, compared to the benefit for income taxes for the three months ended June 30, 2008 of $238.0 million or 37.7% of the pre-tax loss.  During the second quarter of 2009, the Corporation recognized an additional income tax benefit of $18.0 million due to the favorable resolution of a tax matter associated with a 2002 stock issuance.

For the six months ended June 30, 2009, the benefit for income taxes amounted to $319.1 million or 51.5% of the pre-tax loss.  In February 2009, the State of Wisconsin passed legislation that requires combined reporting for state income tax purposes effective January 1, 2009.  As a result, the Corporation recorded an additional income tax benefit of $51.0 million to recognize certain state deferred tax assets, which included the reduction of a valuation allowance for Wisconsin net operating losses. The Corporation expects that income tax expense will increase in future periods due to the enacted legislation. As previously discussed, during the second quarter of 2009, the Corporation recorded an additional tax benefit of $18.0 million due to the favorable resolution of a tax matter. For the six months ended June 30, 2008, the benefit for income taxes amounted to $204.7 million or 45.3% of the pre-tax loss.  As a result of the Internal Revenue Service’s (“IRS”) decision not to appeal a November 2007 US Tax Court ruling related to how the TEFRA (interest expense) disallowance should be calculated within a consolidated group and the position the IRS had taken in another related case, the Corporation recognized an additional income tax benefit related to years 1996-2007 of $20.0 million for its similar issue in the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Total equity was $6.59 billion or 11.05% of total consolidated assets at June 30, 2009, compared to $6.27 billion or 10.06% of total consolidated assets at December 31, 2008 and $6.52 billion or 10.15% of total consolidated assets at June 30, 2008.

On June 17, 2009, the Corporation announced the closing of its public offering of 100.0 million shares of its common stock at $5.75 per share.  The 100.0 million shares included 13.0 million shares issued pursuant to the option granted to the underwriters by the Corporation, which was exercised in full.  The proceeds, net of underwriting discounts and commissions and offering expenses, from the issuance of this public offering amounted to $551.8 million.  In addition, under the initial shelf registration, the Corporation issued 670,300 shares of its common stock valued at $4.5 million, net of underwriting discounts and commissions and offering expenses.

On April 28, 2009, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $0.01 per share on its common stock.

During the second quarter of 2009, the Corporation issued 432,571 shares of its common stock for $1.8 million to fund its obligation under its employee stock purchase plan (the “ESPP”).  During the first half of 2009, the Corporation issued 816,461 shares of its common stock for $3.6 million to fund its obligation under its ESPP.  During the second quarter of 2008, the Corporation issued 160,758 shares of its common stock for $2.1 million to fund its obligation under the ESPP.  During the first half of 2008, the Corporation issued 270,930 shares of its common stock for $4.3 million to fund its obligation under the ESPP.

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

Under the terms of the Senior Preferred Stock set forth in the Corporation’s Restated Articles of Incorporation, except as described below, the Corporation may not redeem the Senior Preferred Stock during the first three years that it is outstanding.  After the first three years, the Corporation may redeem shares of the Senior Preferred Stock for the per share liquidation preference of $1,000 plus any accrued and unpaid dividends.  The Corporation is permitted, subject to regulatory approval, to redeem in whole or in part the Senior Preferred Stock during the first three years only if (a) if it has received aggregate gross proceeds of not less than $428.75 million from one or more “Qualified Equity Offerings” (as defined in the Restated Articles of Incorporation), and (b) the aggregate redemption price of the Senior Preferred Stock redeemed does not exceed the aggregate net proceeds received by the Corporation from any such Qualified Equity Offerings.  The Corporation received $551.8 million in aggregate net proceeds from its June 17, 2009 common stock offering, which met the requirements for a “Qualified Equity Offering.”  As a result, the Corporation could redeem Senior Preferred Stock with an aggregate redemption price of up to $551.8 million if it obtains Board of Directors and regulatory approval.

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

As long as any Senior Preferred Stock is outstanding, the Corporation may pay quarterly common stock cash dividends of up to $0.32 per share, and may redeem or repurchase its common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Senior Preferred Stock are fully paid.  Prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock, unless Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for the Corporation to increase its common stock dividend to more than $0.32 per share per quarter or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement.  As previously described, in 2009, the Corporation reduced its quarterly common stock cash dividend to $0.01 per share.  The Senior Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Senior Preferred Stock.

As a condition to participating in the CPP, the Corporation issued and sold to the UST a warrant (the “Warrant”) to purchase 13,815,789 shares (the “Warrant Shares”) of the Corporation’s common stock, at an initial per share exercise price of $18.62, for an aggregate purchase price of approximately $257.25 million.  The term of the Warrant is ten years.  The Warrant will not be subject to any contractual restrictions on transfer, provided that the UST may only transfer a portion or portions of the Warrant with respect to, or exercise the Warrant for, more than one-half of the initial Warrant Shares prior to the earlier of (a) the date on which the Corporation has received aggregate gross proceeds of at least $1,715 million from one or more Qualified Equity Offerings, and (b) December 31, 2009.  If the Corporation completes one or more Qualified Equity Offerings on or prior to December 31, 2009 that result in the Corporation receiving aggregate gross proceeds equal to at least $1,715 million, then the number of Warrant Shares will be reduced to 50% of the original number of Warrant Shares.  The Warrant provides for the adjustment of the exercise price and the number of Warrant Shares issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Corporation’s common stock, and upon certain issuances of the Corporation’s common stock at or below a specified price range relative to the initial exercise price.  The Corporation’s public sales of its common stock during the second quarter of 2009 did not trigger any adjustments to the exercise price of the Warrant or the number of Warrant Shares because the sales were at market prices or were deemed to be “permitted transactions” under the terms of the Warrant.  Pursuant to the Securities Purchase Agreement, the UST has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

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

Preferred dividends accrued on the Senior Preferred Stock amounted to $25.0 million and $50.0 million for the second quarter and first half of 2009, respectively.  On May 15, 2009, the Corporation paid the quarterly preferred dividend covering the period from February 15, 2009 through May 15, 2009 in the amount of $21.4 million.

The Corporation had a Stock Repurchase Program under which up to 12 million shares of the Corporation’s common stock could be repurchased annually.  As a result of the restrictions contained in the Securities Purchase Agreement, the Corporation allowed the Stock Repurchase Program to expire and did not reconfirm the Stock Repurchase Program for 2009.  During the second quarter of 2008, the Corporation did not acquire any shares of its common stock under the Stock Repurchase Program.  During the first quarter of 2008, the Corporation acquired 4,782,400 shares of its common stock with a total cash consideration of $124.9 million in open market share repurchase transactions under the Stock Repurchase Program.

At June 30, 2009, the net loss in accumulated other comprehensive income amounted to $69.4 million, which represented a positive change in accumulated other comprehensive income of $88.6 million since December 31, 2008.  Net accumulated other comprehensive income associated with available for sale investment securities was a net gain of approximately $4.5 million at June 30, 2009, compared to a net loss of $57.1 million at December 31, 2008, resulting in a net gain of $61.6 million over the six month period.  The net unrealized loss associated with the change in fair value of the Corporation’s derivative financial instruments designated as cash flow hedges decreased $27.5 million since December 31, 2008, and amounted to $75.2 million at June 30, 2009, compared to a net loss of $102.7 million at December 31, 2008.  The amount required to adjust the Corporation’s postretirement health benefit liability to its funded status included in accumulated other comprehensive income amounted to an unrealized gain of approximately $1.3 million as of June 30, 2009.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

Risk-Based Capital Ratios
($ in millions)

	June 30, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$5,297	9.88%	$5,357	9.49%
Tier 1 Capital Minimum Requirement	2,145	4.00	2,257	4.00
Excess	$3,152	5.88%	$3,100	5.49%

Total Capital	$7,307	13.62%	$7,445	13.19%
Total Capital Minimum Requirement	4,291	8.00	4,514	8.00
Excess	$3,016	5.62%	$2,931	5.19%

Risk-Adjusted Assets	$53,632		$56,428

Leverage Ratios
($ in millions)

	June 30, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$5,297	8.90%	$5,357	8.56%
Minimum Leverage Requirement	1,785 - 2,975	3.00 - 5.00	1,877 - 3,129	3.00 - 5.00
Excess	$3,512 - $2,322	5.90 - 3.90%	$3,480 - $2,228	5.56 - 3.56%

Adjusted Average Total Assets	$59,488		$62,587

The Corporation manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation’s own cash requirements are met.  The Corporation maintains liquidity by obtaining funds from several sources.

The Corporation’s most readily available source of liquidity is its investment portfolio.  Investment securities available for sale, which totaled $6.0 billion at June 30, 2009, represent a highly accessible source of liquidity.  The Corporation’s portfolio of held-to-maturity investment securities, which totaled $0.1 billion at June 30, 2009, provides liquidity from maturities and amortization payments.  The Corporation’s loans held for sale provide additional liquidity.  These loans represent recently funded loans that are prepared for delivery to investors, which are generally sold shortly after the loan has been funded.

Depositors within the Corporation’s defined markets are another source of liquidity.  Core deposits (demand, savings, money market and consumer time deposits) averaged $24.3 billion in the second quarter of 2009.  The Corporation's banking affiliates may also access the federal funds markets, the Federal Reserve’s Term Auction Facility or utilize collateralized borrowings such as treasury demand notes, FHLB advances or other forms of collateralized borrowings.

The Corporation’s banking affiliates may use wholesale deposits, which include foreign (Eurodollar) deposits.  Wholesale deposits, which averaged $10.6 billion in the second quarter of 2009, are deposits generated through distribution channels other than the Corporation’s own banking branches.  The weighted average remaining term of outstanding brokered and institutional certificates of deposit at June 30, 2009 was 11.3 years.  These deposits allow the Corporation’s banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional.  Access to wholesale deposits also provides the Corporation with the flexibility not to pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels.

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

The Corporation and/or M&I Bank may repurchase or redeem its outstanding debt securities from time to time, including, without limitation, senior and subordinated global bank notes, medium-term corporate notes, MiNotes or junior subordinated deferrable interest debentures and the related trust preferred securities.  Such repurchases or redemptions may be made in open market purchases, in privately negotiated transactions or otherwise for cash or other consideration.  Any such repurchases or redemptions will be made on an opportunistic basis as market conditions permit and are dependent on the Corporation’s liquidity needs, compliance with any contractual or indenture restrictions and regulatory requirements and other factors the Corporation deems relevant. During 2009, the Corporation re-acquired and extinguished $260.8 million of debt.  The debt consisted of small blocks of various bank notes issued by the Corporation and M&I Bank.  The size of the blocks ranged from $1.0 million to $50.0 million  with a weighted average buyback price of approximately 95.1% of par.

The market impact of the recession and deterioration in the national real estate markets has resulted in a decline in market confidence and a subsequent strain on liquidity in the financial services sector.  However, the common stock issued in financing transactions in the second quarter of 2009 and participation in the CPP in 2008 provided the Corporation with $2.3 billion in cash and significantly increased its regulatory and tangible capital levels.  Management expects that it will continue to make use of a wide variety of funding sources, including those that have not shown the levels of stress demonstrated in some of the national capital markets.  Notwithstanding the current national capital market impact on the cost and availability of liquidity, management believes that it has adequate liquidity to ensure that funds are available to the Corporation and each of its banks to satisfy their cash flow requirements.  However, if capital markets deteriorate more than management currently expects, the Corporation could experience stress on its liquidity position.

M&I Bank has implemented a global bank note program that permits it to issue and sell up to a maximum of US$13.0 billion aggregate principal amount (or the equivalent thereof in other currencies) at any one time outstanding of its senior global bank notes with maturities of seven days or more from their respective date of issue and subordinated global bank notes with maturities more than five years from their respective date of issue.  The notes may be fixed rate or floating rate and the exact terms will be specified in the applicable Pricing Supplement or the applicable Program Supplement.  This program is intended to enhance liquidity by enabling M&I Bank to sell its debt instruments in global markets in the future without the delays that would otherwise be incurred.  At June 30, 2009, approximately $9.1 billion of new debt could be issued under M&I Bank’s global bank note program.

Bank notes outstanding at June 30, 2009 amounted to $3.9 billion of which $1.9 billion is subordinated.  A portion of the subordinated bank notes qualifies as supplementary capital for regulatory capital purposes.

During the second quarter of 2008, the Corporation filed a shelf registration statement with the Securities and Exchange Commission enabling the Corporation to issue up to 6.0 million shares of its common stock, from time to time in connection with acquisitions by the Corporation and/or consolidated subsidiaries of the Corporation.  At June 30, 2009, approximately 1.14 million shares of the Corporation’s common stock could be issued under the shelf registration statement for future acquisitions.

During the fourth quarter of 2007, the Corporation filed a shelf registration statement pursuant to which the Corporation may issue corporate debt and/or equity securities with a relatively short lead time, subject to market conditions, and which may be used to register resales of securities acquired by shareholders in transactions exempt from registration under federal securities laws.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2009, there have been no substantive changes with respect to the Corporation’s off-balance sheet activities disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Corporation continues to believe that based on the off-balance sheet arrangements with which it is presently involved, such off-balance sheet arrangements neither have, nor are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital. Through clean-up calls and other events, the Corporation expects that its present obligations with respect to its auto securitization activities will be fulfilled during the third quarter of 2009.

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

The second element reflects management’s recognition of the uncertainty and imprecision underlying the process of estimating losses.  At the measurement date, the Corporation may identify certain loans within certain industry segments that based on financial, payment or collateral performance, warrant closer ongoing monitoring by management.  The specific loans mentioned earlier are excluded from this analysis.  Based on management’s judgment, reserve ranges may be allocated to industry segments due to environmental conditions unique to the measurement period.  Consideration is given to both internal and external environmental factors such as economic conditions in certain geographic or industry segments of the portfolio, economic trends, risk profile, and portfolio composition.  Reserve ranges are then allocated using estimates of loss exposure that management has identified based on these economic trends or conditions.

The Corporation has not materially changed any aspect of its overall approach in the determination of the allowance for loan and lease losses.  However, on an on-going basis the Corporation continues to refine the methods used in determining management’s best estimate of the allowance for loan and lease losses.

The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at June 30, 2009:

The Corporation’s problem loans continue to be primarily real estate related loans in areas that were previously experiencing substantial population growth and increased demand for housing such as Arizona and Florida. The Corporation’s higher growth markets have been disproportionately affected by the excess real estate inventory and deterioration in the national real estate markets as the economy deteriorated into recession.  Rising unemployment, the recession and illiquid real estate markets have resulted in an increasing number of borrowers that are unable to either refinance or sell their properties and consequently have defaulted or are very close to defaulting on their loans.  In this stressed housing market that is experiencing increasing delinquencies and rapidly declining real estate values, the adequacy of collateral securing the loan becomes a much more important factor in determining expected loan performance.  In many cases, rapidly declining real estate values resulted in the determination that the collateral was insufficient to cover the recorded investment in the loan.  These factors resulted in the Corporation’s loan and lease portfolio experiencing significantly higher incidences of default and a significant increase in loss severity in recent quarters.  The Corporation has taken these factors into consideration in determining the adequacy of its allowance for loans and leases.

At June 30, 2009, the Corporation determined that no sectors presented a higher than normal risk due to their financial and external characteristics such that the establishment of allowances for loan and lease losses was required.

The Corporation’s primary lending areas are Wisconsin, Arizona, Minnesota, Missouri, Florida and Indiana. Included in these markets is the Kansas City metropolitan area and Tampa, Sarasota, Bradenton and Orlando, Florida and the Indianapolis and central Indiana market.  Each of these regions and markets has cultural and environmental factors that are unique to it. Segmenting loan pools by type of loan or lease and the business channel that originated the loan or lease is used to measure the impact of these factors on both new and existing business channels.

Almost every major geographical area experienced an increase in nonperforming loans and leases in the second quarter of 2009 except Minnesota, Indiana and Arizona.  The decreases in Minnesota, Indiana and Arizona were partially due to the additional net charge-offs recorded for the predominantly nonperforming residential loans that were classified as held for sale at June 30, 2009 as a result of the July 31, 2009 sale of those loans as previously discussed. Varying degrees of economic stress continue to be experienced throughout the Corporation’s markets.  At June 30, 2009, nonperforming loans in Arizona amounted to $756.7 million compared to $760.4 million at March 31, 2009, a decrease of $3.7 million or 0.5%.  Nonperforming loans in Arizona represented 31.3% of total consolidated nonperforming loans and leases at June 30, 2009 and continue to be the largest concentration of nonperforming loans in the Corporation’s loan and lease portfolio.  Nonperforming construction and development loans made up approximately $436.4 million or 57.7% and nonperforming residential real estate loans made up approximately $178.6 million or 23.6% of nonperforming loans in Arizona at June 30, 2009.  Nonperforming loans in Florida amounted to $241.8 million at June 30, 2009 compared to $232.2 million at March 31, 2009, an increase of $9.6 million or 4.2%.  Approximately $110.2 million or 45.6% of nonperforming loans in Florida at June 30, 2009 were construction and development loans.

Nonperforming loans are considered to be those loans with the greatest risk of loss due to nonperformance.  At June 30, 2009, nonperforming loans and leases amounted to $2,416.1 million or 5.01% of consolidated loans and leases compared to $2,074.6 million or 4.21% of consolidated loans and leases at March 31, 2009 and $1,006.8 million or 2.00% of consolidated loans and leases at June 30, 2008.  Consistent with recent quarters, nonperforming real estate loans were the primary source of the Corporation’s nonperforming loans and leases and represented approximately 78.2% of total nonperforming loans and leases at June 30, 2009.  Nonperforming construction and development loans, a subset of nonperforming real estate loans, represented 43.2% of total nonperforming loans and leases at June 30, 2009.  Nonperforming real estate loans amounted to $1,888.3 million at June 30, 2009, compared to $1,649.0 million at March 31, 2009, an increase of $239.3 million or 14.5%.  Nonperforming commercial loans and leases amounted to $431.7 million at June 30, 2009 compared to $336.4 million at March 31, 2009, an increase of $95.3 million.  The net increase was primarily attributable to loans to three bank holding companies that were placed on nonperforming status during the second quarter of 2009.  The Corporation is monitoring these loans closely and has established an allowance for loan losses related to these loans.  Nonperforming consumer loans and leases amounted to $96.1 million at June 30, 2009 compared to $89.2 million at March 31, 2009, an increase of $6.9 million or 7.8%.

The amount of cumulative net charge-offs recorded on the Corporation’s nonperforming loans outstanding at June 30, 2009 was approximately $877.3 million or 48.2% of the unpaid principal balance of the affected nonperforming loans and 26.6% of the unpaid principal balance of its total nonperforming loans outstanding at June 30, 2009. These charge-offs have reduced the carrying value of these nonperforming loans and leases which reduced the allowance for loan and lease losses required at the measurement date.

Renegotiated loans amounted to $818.5 million at June 30, 2009, compared to $446.0 million at March 31, 2009 and $16.5 million at June 30, 2008.  After restructuring, renegotiated loans generally result in lower payments than originally required and therefore, should have a lower risk of loss due to nonperformance than loans classified as nonaccrual.  The Corporation’s instances of default and re-default on renegotiated loans has been relatively low. However, the Corporation’s experience with renegotiated loan performance is relatively new and does not encompass an extended period of time.  In order to avoid foreclosure in the future, the Corporation has restructured loan terms for certain qualified borrowers that have demonstrated the ability to make the restructured payments for a specified period of time.  The Corporation has primarily used reduced interest rates and extended terms to lower contractual payments.

Renegotiated commercial loans amounted to $54.7 million or 6.7% of total renegotiated loans at June 30, 2009.  At June 30, 2009, renegotiated real estate loans, which includes commercial real estate, residential real estate and construction and development loans, amounted to $691.0 million and accounted for 84.4% of the Corporation’s total renegotiated loans.  Renegotiated commercial real estate and residential real estate loans amounted to $485.7 million or 59.3% of total renegotiated loans at June 30, 2009.  Renegotiated construction and development loans amounted to $205.3 million or 25.1% of total renegotiated loans.  Renegotiated home equity and other consumer loans amounted to $72.8 million or 8.9% of total renegotiated loans.  Approximately $280.7 million or 34.3% of total renegotiated loans at June 30, 2009 were related to renegotiated loans in Arizona.  The present value of expected future cash flows discounted at the loan’s effective interest rate was the primary method used to measure impairment and determine the amount of allowance for loan and lease losses required for consumer-related renegotiated loans at June 30, 2009.  Significant judgment is required to estimate expected future cash flows.

Net charge-offs amounted to approximately $603.3 million or 4.95% of average loans and leases in the second quarter of 2009, compared to $328.0 million or 2.67% of average loans and leases in the first quarter of 2009 and $400.7 million or 3.23% of average loans and leases in the second quarter of 2008.  For the six months ended June 30, 2009, net charge-offs amounted to $931.3 million or 3.81% of average loans and leases compared to $531.8 million or 2.17% for the six months ended June 30, 2008.  Net charge-offs of real estate loans amounted to $528.5 million or 87.6% of total net charge-offs in the second quarter of 2009 and $786.1 million or 84.4% of total net charge-offs in the first half of 2009.  For the three and six months ended June 30, 2009, approximately $235.3 million and $411.7 million, respectively, of the real estate loan net charge-offs were construction and development loan net charge-offs.  The Corporation’s construction and development real estate loans continued to exhibit the most increase in impairment.  In addition, commercial loans whose performance is dependent on the housing market also continued to be adversely affected.

Net charge-offs in the second quarter of 2009 were concentrated in three geographical areas. For the three months ended June 30, 2009, net charge-offs related to Arizona amounted to $349.2 million, net charge-offs related to Florida amounted to $62.8 million and net charge-offs related to Wisconsin amounted to $78.9 million.  By comparison net charge-offs related to Arizona amounted to $139.6 million, net charge-offs related to Florida amounted to $82.7 million and net charge-offs related to Wisconsin amounted to $22.5 million in the second quarter of 2008.  Approximately 45.0% of the net charge-offs related to Wisconsin in the second quarter of 2009 were associated with two relationships in the construction and development industry and are not considered to be indicative of a trend.

For the six months ended June 30, 2009, net charge-offs related to Arizona amounted to $497.5 million, net charge-offs related to Florida amounted to $91.6 million and net charge-offs related to Wisconsin amounted to $97.0 million.  By comparison net charge-offs related to Arizona amounted to $184.1 million, net charge-offs related to Florida amounted to $137.3 million and net charge-offs related to Wisconsin amounted to $26.5 million for the six months ended June 30, 2008.

Despite the increase in nonperforming loans, net charge-offs related to Florida have declined $45.7 million or 33.3% in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  For the six months ended June 30, 2009, net charge-offs related to Florida were 9.8% of total net charge-offs.  For the six months ended June 30, 2008, net charge-offs related to Florida were 25.8% of total net charge-offs.  Management believes the lower loss levels are an indication that the high level of credit losses in this geographical market are stabilizing.

Based on the loss estimates discussed, management determined its best estimate of the required allowance for loans and leases.  Management’s evaluation of the factors previously described resulted in an allowance for loan and lease losses of $1,367.8 million or 2.84% of total loans and leases outstanding at June 30, 2009.  The allowance for loan and lease losses was $1,352.1 million or 2.75% of loans and leases outstanding at March 31, 2009 and $1,028.8 million or 2.05% of total loans and leases outstanding at June 30, 2008.  Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $619.0 million in the second quarter of 2009 and $1,096.9 million in the six months ended June 30, 2009.  The resulting provision for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.  Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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

During the second quarter of 2009, the Corporation recognized an income tax benefit of $18.0 million or $0.06 per diluted common share that resulted from the favorable resolution of a tax matter associated with a 2002 stock issuance.  In February 2009, the State of Wisconsin passed legislation that requires combined reporting for state income tax purposes effective January 1, 2009.  As a result, the Corporation recorded an additional income tax benefit in the first quarter of 2009 of $51.0 million, or $0.19 per diluted common share to recognize certain state deferred tax assets, which included the reduction of a valuation allowance for Wisconsin net operating losses. The Corporation expects that income tax expense will increase in future periods due to the enacted legislation.

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

The Corporation currently does not have any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months of June 30, 2009.

Fair Value Measurements

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

These measurements involve various valuation techniques and models, which involve inputs that are observable, when available.  A description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy is disclosed in Note 3 – Fair Value Measurements in Notes to Financial Statements.

In addition to financial instruments that are measured at fair value on a recurring basis, fair values are used in purchase price allocations and goodwill impairment testing. See Note 11 in Notes to Financial Statements for the discussion regarding the Corporation’s annual test for goodwill impairment

Other than Level 1 inputs, selecting the relevant inputs, appropriate valuation techniques and determining the appropriate category to report the fair value of a financial instrument requires varying levels of judgment depending on the facts and circumstances.  The determination of some fair values can be a complex analysis of many factors.  Judgment is required when determining the fair value of an asset or liability when either relevant observable inputs do not exist or available observable inputs are in a market that is not active.  When relevant observable inputs are not available, the Corporation must use its own assumptions about future cash flows and appropriately risk-adjusted discount rates.  Conversely, in some cases observable inputs may require significant adjustments.  For example, in cases where the volume and level of trading activity in an asset or liability have declined significantly, the available prices vary significantly over time or among market participants, or the prices are not current, the observable inputs might not be relevant and could require significant adjustment.

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

Goodwill Impairment Tests

Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  A reporting unit is an operating segment as defined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or one level below an operating segment.  This first step is a screen for potential impairment. The second step, if necessary, measures the amount of impairment, if any.  Goodwill is reviewed for impairment annually as of June 30 or more frequently if indicators of impairment exist.  Goodwill has been assigned to six Reporting Units for purposes of impairment testing.

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

The estimated fair value for each reporting unit at June 30, 2009 was determined by equally weighting an income approach (50%) and market approach (50%) to assess if potential goodwill impairment existed.

The income approach is based on discounted cash flows which are derived from internal forecasts and economic expectations for each respective reporting unit.  The key assumptions used to determine fair value under the income approach included the cash flow period, terminal values based on a terminal growth rate and the discount rate.  The discount rate, which represents the estimated cost of equity, was derived using a capital asset pricing model that uses a risk-free rate (20-year Treasury Bonds) which was 4.3% at June 30, 2009. The risk-free rate was adjusted for the risks associated with the operations of the Reporting Units.  The discount rates used in the income approach for the six Reporting Units evaluated at June 30, 2009 ranged from 10% to 22%.  An increase to the discount rate of 1% would have lowered the fair value determined under the income approach for the six Reporting Units evaluated at June 30, 2009 by a range of $3.2 million to $83.8 million or 6.6% to 47.7%.

The market approach is a technique that provides indications of value based upon comparisons of the reporting unit to market values and pricing evidence of public companies in the same or similar lines of businesses.  Market ratios (pricing multiples) and performance fundamentals relating to the public companies’ stock prices (equity) as of June 30, 2009 were applied to each reporting unit to determine indications of its fair value.

The aggregate fair values were compared to the Corporation’s market capitalization as an assessment of the appropriateness of the fair value measurements.  When assessing the Corporation’s market capitalization, the Corporation used the average stock price for the month of June 2009.  The comparison between the aggregate fair values and market capitalization indicated an implied premium.  A control premium analysis indicated that the implied premium was within a range of the overall premiums observed in the market place.

As a result of applying the first step of goodwill impairment testing to determine if potential goodwill impairment existed at  June 30, 2009, Trust, Private Banking, and Brokerage, the three Reporting Units that comprise the Wealth Management segment, and the Capital Markets reporting unit “passed” (fair value exceeded the carrying amount) the first step of the goodwill impairment test.  The Commercial segment and the National Consumer Banking reporting unit “failed” (the carrying amount exceeded the fair value) the first step of the goodwill impairment test at June 30, 2009 and are being subjected to the second step of the goodwill impairment test.

For the four Reporting Units that passed step one, fair value exceeded the carrying amount by 3.8% to 204.7% of their respected estimated fair values.  For the two Reporting Units that failed, the carrying amount exceeded fair value by between 38% and 87%.

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

The Corporation is in the process of completing the second step of the process in order to determine if there is any goodwill impairment for the two Reporting Units that failed step one of the goodwill impairment tests and one reporting unit that marginally passed step one of the goodwill impairment test.

The implied fair value of a reporting unit’s goodwill will generally increase if the fair value of its loans and leases are less than the carrying value of the reporting unit’s loans and leases.  The fair value of loans and leases was derived from discounted cash flow analysis as described in Note 14 – Fair Value of Financial Instruments in Notes to Financial Statements (“Note 14”).

As shown in Note 14, the Corporation believes that the stress and deterioration in the national real estate markets, liquidity stress and current economic conditions have depressed prices buyers and sellers are paying and receiving for bank-related assets, especially loans and leases.  As a result, the Corporation believes that the allocation of the fair values to the assets and liabilities assigned to the individual Reporting Units will be less than their reported carrying values and does not expect that it will be required to recognize any goodwill impairment upon completion of the second step of the goodwill impairment test.

Due to the current economic environment and the uncertainties regarding the impact on the Corporation’s Reporting Units, there can be no assurances that the Corporation’s estimates and assumptions regarding the duration of the economic recession, or the period or strength of recovery, made for purposes of the Corporation’s annual goodwill impairment test will prove to be accurate predictions of the future.  If the Corporation’s assumptions regarding forecasted revenues or margin growth rates of certain Reporting Units are not achieved, the Corporation may be required to record additional goodwill impairment losses in future periods. It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

New Accounting Pronouncements

A discussion of new accounting pronouncements that are applicable to the Corporation and have been or will be adopted by the Corporation is included in Note 2 in Notes to Financial Statements contained in Item 1 herein.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, without limitation, statements regarding expected financial and operating activities and results which are preceded by words such as “expects”, “anticipates” or “believes”.  Such statements are subject to important factors that could cause the Corporation’s actual results to differ materially from those anticipated by the forward-looking statements.  These factors include those referenced in Item 1A. Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 and as may be described from time to time in the Corporation’s subsequent SEC filings.

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

This information is incorporated into a model that projects future net interest income levels in several different interest rate environments.  Earnings at risk are calculated by modeling net interest income in an environment where rates remain constant, and comparing this result to net interest income in a different rate environment, and then expressing this difference as a percentage of net interest income for the succeeding 12 months.  Since future interest rate moves are difficult to predict, the following table presents two potential scenarios—a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of June 30, 2009:

Hypothetical Change in Interest Rates	Annual Impact
100 basis point gradual rise in rates	0.2%
100 basis point gradual decline in rates	(2.9	) %

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

Equity Risk

In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk.  The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones.  These investments expose the Corporation to the change in equity values for the portfolio companies.  However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs.  At June 30, 2009, the carrying value of total private equity investments amounted to approximately $70.5 million.

At June 30, 2009, Wealth Management administered $109.3 billion in assets and directly managed $31.7 billion in assets.  Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances.  Quantification of this exposure is difficult due to the number of other variables affecting fee income.  Interest rate changes can also have an effect on fee income for the above-stated reasons.

ITEM 4.                      CONTROLS AND PROCEDURES

The Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Corporation carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report for the purposes for which they are designed.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 27, 2009, the Corporation issued 775,166 shares of common stock to Berkeley Capital Management LLC, pursuant to an asset purchase agreement.  The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.  The Corporation subsequently used its shelf Registration Statement on Form S-3, filed with the Securities and Exchange Commission (“SEC”) on November 6, 2007, including the base prospectus included therein and a prospectus supplement filed with the SEC on May 27, 2009, to register the resale of the shares.

The following table reflects the purchases of Marshall & Ilsley Corporation stock for the specified period:

			Total Number	Maximum Number
			of Shares	of Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased (1)	per Share	or Programs	or Programs
April 1 to April 30, 2009	37,900	$5.26	N/A	N/A
May 1 to May 31, 2009	20,721	6.36	N/A	N/A
June 1 to June 30, 2009	15,987	5.82	N/A	N/A
Total	74,608	$5.68	N/A

(1)	Includes shares purchased by rabbi trusts pursuant to nonqualified deferred compensation plans.

In connection with the Corporation’s participation in the Capital Purchase Program (“CPP”), the consent of the United States Treasury will be required for the Corporation to repurchase its common stock other than in connection with benefit plans consistent with past practice and certain other specified circumstances.  See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in this Quarterly Report on Form 10-Q for additional information regarding the CPP.

The Corporation’s Share Repurchase Program expired and was not reconfirmed in April 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Corporation held its Annual Meeting of Shareholders on April 28, 2009.

(b)	Votes cast for the election of 15 directors to serve until the 2010 Annual Meeting of Shareholders are as follows:

Director	For	Withheld
Andrew N. Baur	201,877,553	27,333,220
Jon F. Chait	211,306,254	17,904,519
John W. Daniels, Jr.	155,823,642	73,387,131
Mark F. Furlong	204,305,249	24,905,524
Ted D. Kellner	212,320,011	16,890,762
Dennis J. Kuester	202,672,282	26,538,491
David J. Lubar	211,640,593	17,570,180
Katharine C. Lyall	209,942,640	19,268,133
John A. Mellowes	207,858,675	21,352,098
San W. Orr, Jr.	211,377,066	17,833,707
Robert J. O'Toole	211,467,591	17,743,182
Peter M. Platten, III	200,862,480	28,348,293
John S. Shiely	210,871,680	18,339,093
George E. Wardeberg	207,595,484	21,615,289
James B. Wigdale	205,599,619	23,611,154

(c)	Votes cast to approve the Corporation’s 2009 Employee Stock Purchase Plan are as follows:

For	Against	Abstentions	Not Voted
166,495,485	14,218,670	1,767,267	46,729,351

Votes cast to approve the Corporation’s 2009 Equity Incentive Plan are as follows:

For	Against	Abstentions	Not Voted
115,723,900	64,036,702	2,720,820	46,729,351

Votes cast for the ratification of the appointment of Deloitte & Touche LLP to audit the financial statements of the Corporation for the fiscal year ending December 31, 2009 are as follows:

For	Against	Abstentions
222,268,493	5,769,308	1,172,972

Votes cast to approve a non-binding, advisory proposal on the compensation of the Corporation’s executive officers are as follows:

For	Against	Abstentions
164,817,191	61,145,665	3,247,917

Votes cast for the shareholder proposal to request the Corporation’s Board of Directors to initiate a process to amend the Corporation’s Articles of Incorporation to provide for majority election of directors in non-contested elections are as follows:

For	Against	Abstentions	Not Voted
68,563,709	110,177,565	3,740,148	46,729,351

(d)	Not applicable.

ITEM 6. EXHIBITS.

Exhibit 11
Statement Regarding Computation of Earnings Per Common Share, Incorporated by Reference to Note 5 of Notes to Financial Statements contained in Item 1 - Financial Statements (Unaudited) of Part I - Financial Information herein.

Exhibit 12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARSHALL & ILSLEY CORPORATION
(Registrant)

/s/ Patricia R. Justiliano
______________________________________
Patricia R. Justiliano
Senior Vice President and Corporate Controller
(Chief Accounting Officer)

/s/ James E. Sandy
______________________________________
James E. Sandy
Vice President

August 10, 2009

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

11
Statement Regarding Computation of Earnings Per Common Share, Incorporated by Reference to Note 5 of Notes to Financial Statements contained in Item 1 - Financial Statements (Unaudited) of Part I - Financial Information herein.

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.