Form 10-Q
period 2009-09-30
MARSHALL & ILSLEY CORP
filed 2009-11-09
CIK 1399315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Small reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2009
Common Stock, $1.00 Par Value	524,694,757

MARSHALL & ILSLEY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
($000’s except share data)

	September 30,	December 31,	September 30,
	2009	2008	2008
Assets:
Cash and cash equivalents:
Cash and due from banks	$674,747	$851,336	$982,132
Federal funds sold and security resale agreements	40,739	101,069	68,623
Money market funds	33,666	120,002	59,938
Total cash and cash equivalents	749,152	1,072,407	1,110,693
Interest bearing deposits at other banks	1,531,018	9,684	8,727
Trading assets, at fair value	270,326	518,361	162,767
Investment securities:
Available for sale, at fair value	6,310,124	7,430,552	7,131,346
Held to maturity, fair value $124,341 ($243,395 at December 31, 2008 and $256,463 at September 30, 2008)	120,054	238,009	251,902
Loans held for sale	271,139	220,391	152,740

Loans and leases	45,835,175	49,764,153	50,264,502
Allowance for loan and lease losses	(1,413,743)	(1,202,167)	(1,031,494)
Net loans and leases	44,421,432	48,561,986	49,233,008
Premises and equipment, net	569,875	564,789	541,799
Goodwill	611,746	605,144	2,097,025
Other intangible assets	139,920	158,305	139,574
Bank-owned life insurance	1,181,564	1,157,612	1,158,392
Other real estate owned (OREO)	351,216	320,908	267,224
Accrued interest and other assets	2,017,757	1,478,270	1,245,700
Total Assets	$58,545,323	$62,336,418	$63,500,897

Liabilities and Equity:
Deposits:
Noninterest bearing	$8,286,269	$6,879,994	$6,359,020
Interest bearing	33,434,120	34,143,147	33,680,582
Total deposits	41,720,389	41,023,141	40,039,602
Federal funds purchased and security repurchase agreements	718,106	1,190,000	2,230,421
Other short-term borrowings	822,520	2,868,033	4,036,777
Accrued expenses and other liabilities	1,370,032	1,370,969	977,552
Long-term borrowings	7,511,960	9,613,717	9,714,687
Total Liabilities	52,143,007	56,065,860	56,999,039

Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized; 1,715,000 shares issued and outstanding of Senior Preferred Stock, Series B (liquidation preference of $1,000 per share)	1,715	1,715	-
Common stock, $1.00 par value; 373,764,081 shares issued (272,318,615 shares at December 31, 2008 and 267,455,394 shares at September 30, 2008)	373,764	272,319	267,455
Additional paid-in capital	4,295,403	3,838,867	2,063,165
Retained earnings	1,930,715	2,538,989	4,513,574
Treasury stock, at cost: 5,453,457 shares (6,977,434 shares at December 31, 2008 and 7,434,382 shares at September 30, 2008)	(150,590)	(192,960)	(205,713)
Deferred compensation	(37,355)	(40,797)	(38,736)
Accumulated other comprehensive income, net of related taxes	(22,278)	(157,952)	(107,803)
Total Marshall & Ilsley Corporation shareholders' equity	6,391,374	6,260,181	6,491,942
Noncontrolling interest in subsidiaries	10,942	10,377	9,916
Total Equity	6,402,316	6,270,558	6,501,858
Total Liabilities and Equity	$58,545,323	$62,336,418	$63,500,897

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($000’s except per share data)

	Three Months Ended September 30,
	2009	2008
Interest and fee income
Loans and leases	$547,505	$714,099
Investment securities:
Taxable	43,565	68,959
Exempt from federal income taxes	10,671	13,034
Trading securities	136	368
Short-term investments	1,200	2,191
Total interest and fee income	603,077	798,651
Interest expense
Deposits	133,633	213,858
Short-term borrowings	1,546	34,645
Long-term borrowings	79,207	109,499
Total interest expense	214,386	358,002
Net interest income	388,691	440,649
Provision for loan and lease losses	578,701	154,962
Net interest income (loss) after provision for loan and lease losses	(190,010)	285,687
Other income
Wealth management	66,678	71,349
Service charges on deposits	33,564	36,676
Gain on sale of mortgage loans	11,771	4,537
Other mortgage banking revenue	934	961
Net investment securities gains (losses)	(1,517)	987
Bank-owned life insurance revenue	10,347	12,763
Gain on termination of debt	56,148	-
OREO income	4,317	3,965
Other	45,623	52,594
Total other income	227,865	183,832
Other expense
Salaries and employee benefits	179,175	184,018
Net occupancy and equipment	33,297	31,655
Software expenses	7,704	6,508
Processing charges	33,623	33,202
Supplies, printing, postage and delivery	8,376	9,289
FDIC insurance	17,813	6,005
Professional services	23,541	16,493
Amortization of intangibles	5,889	5,999
OREO expenses	56,445	14,111
Other	43,119	52,520
Total other expense	408,982	359,800
Income (loss) before income taxes	(371,127)	109,719
Provision (benefit) for income taxes	(148,170)	26,378
Net income (loss)	(222,957)	83,341
Less: Net income attributable to noncontrolling interests	(402)	(203)
Net income (loss) attributable to Marshall & Ilsley Corporation	(223,359)	83,138
Preferred dividends	(25,068)	-
Net income (loss) attributable to Marshall & Ilsley Corporation common shareholders	$(248,427)	$83,138
Per share attributable to Marshall & Ilsley Corporation common shareholders:
Basic	$(0.68)	$0.32
Diluted	$(0.68)	$0.32
Dividends paid per common share	$0.01	$0.32
Weighted average common shares outstanding (000's):
Basic	366,846	258,877
Diluted	366,846	259,224

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($000’s except per share data)

	Nine Months Ended September 30,
	2009	2008
Interest and fee income
Loans and leases	$1,671,002	$2,224,248
Investment securities:
Taxable	164,096	218,212
Exempt from federal income taxes	34,468	41,170
Trading securities	3,574	1,361
Short-term investments	2,228	7,278
Total interest and fee income	1,875,368	2,492,269
Interest expense
Deposits	409,995	705,837
Short-term borrowings	8,419	126,207
Long-term borrowings	274,693	341,554
Total interest expense	693,107	1,173,598
Net interest income	1,182,261	1,318,671
Provision for loan and lease losses	1,675,617	1,187,264
Net interest income (loss) after provision for loan and lease losses	(493,356)	131,407
Other income
Wealth management	195,197	217,988
Service charges on deposits	102,932	110,255
Gain on sale of mortgage loans	38,339	18,603
Other mortgage banking revenue	3,219	2,883
Net investment securities gains	81,220	27,155
Bank-owned life insurance revenue	27,625	37,126
Gain on termination of debt	68,446	-
OREO income	9,849	6,788
Other	144,945	161,264
Total other income	671,772	582,062
Other expense
Salaries and employee benefits	521,601	545,254
Net occupancy and equipment	99,527	94,110
Software expenses	21,317	19,090
Processing charges	101,157	98,992
Supplies, printing, postage and delivery	26,400	32,609
FDIC insurance	82,150	10,022
Professional services	64,719	48,140
Amortization of intangibles	17,526	17,921
OREO expenses	124,846	49,323
Other	109,555	140,084
Total other expense	1,168,798	1,055,545
Loss before income taxes	(990,382)	(342,076)
Benefit for income taxes	(467,295)	(178,272)
Net loss	(523,087)	(163,804)
Less: Net income attributable to noncontrolling interests	(1,193)	(640)
Net loss attributable to Marshall & Ilsley Corporation	(524,280)	(164,444)
Preferred dividends	(75,040)	-
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(599,320)	$(164,444)
Per share attributable to Marshall & Ilsley Corporation common shareholders:
Basic	$(1.97)	$(0.63)
Diluted	$(1.97)	$(0.63)
Dividends paid per common share	$0.03	$0.95
Weighted average common shares outstanding (000's):
Basic	304,450	259,146
Diluted	304,450	259,146

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($000’s)

	Nine Months Ended September 30,
	2009	2008
Net Cash Provided by Operating Activities	$828,767	$561,840

Cash Flows from Investing Activities:
Net increase in short-term investments	(1,521,332)	(13)
Proceeds from sales of securities available for sale	1,245,647	122,524
Proceeds from maturities of securities available for sale	1,228,936	971,069
Proceeds from sales of securities held to maturity	-	1,633
Proceeds from maturities of securities held to maturity	119,040	122,735
Purchases of securities available for sale	(1,097,075)	(624,699)
Net decrease/(increase) in loans and leases	1,989,954	(3,443,587)
Purchases of premises and equipment, net	(42,105)	(71,106)
Cash paid for acquisitions, net of cash and cash equivalents acquired	(479)	(476,625)
Proceeds from divestitures	-	2,460
Net proceeds from sale of OREO	207,193	67,204
Net cash provided by/(used in) investing activities	2,129,779	(3,328,405)

Cash Flows from Financing Activities:
Net increase in deposits	733,073	3,255,764
Net decrease in short-term borrowings	(2,514,236)	(648,774)
Proceeds from issuance of long-term borrowings	375	1,282,056
Payments of long-term borrowings	(1,989,112)	(1,484,046)
Dividends paid on preferred stock	(64,551)	-
Dividends paid on common stock	(8,953)	(244,990)
Proceeds from the issuance of common stock	561,987	25,606
Purchases of common stock	-	(130,870)
Other	(384)	-
Net cash (used in)/provided by financing activities	(3,281,801)	2,054,746
Net decrease in cash and cash equivalents	(323,255)	(711,819)
Cash and cash equivalents, beginning of year	1,072,407	1,822,512
Cash and cash equivalents, end of period	$749,152	$1,110,693

Supplemental Cash Flow Information:
Cash paid/(received) during the period for:
Interest	$770,216	$1,240,144
Income taxes	(118,564)	76,742

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements
September 30, 2009 & 2008 (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 10-K”).  In management’s opinion, the unaudited financial information included in this report reflects all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial position and results of operations as of and for the three and nine months ended September 30, 2009 and 2008.  The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of results to be expected for the entire year.  The Corporation issued its consolidated financial statements by filing them with the Securities and Exchange Commission (the “SEC”) on November 9, 2009 and has evaluated subsequent events up to the time the consolidated financial statements were filed.

2.	New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”), except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification did not change GAAP but reorganizes the literature using a consistent structure organized by topic, subtopic, section and paragraph, each of which is identified by a numerical designation.  As the Codification was not intended to change or alter existing GAAP, it did not impact the consolidated financial statements. However, the Corporation ceased using prior GAAP references and is using the new Codification when referring to GAAP in these Notes to Consolidated Financial Statements.

New accounting guidance issued after the effective date of the Codification will be issued in the form of Accounting Standards Updates (“ASUs”).  ASUs will not be considered authoritative in their own right, but instead will serve to update the Codification.

In September 2009, the FASB issued ASU 2009-12, Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”), which provides additional guidance on how the fair value of alternative investments such as private equity investments should be estimated and requires additional disclosures of the investment’s attributes.  Under the updated guidance, the fair value of investments within its scope can be determined using the investment’s net asset value per share or its equivalent.  The Corporation elected to early adopt ASU 2009-12 as of September 30, 2009, as permitted.  The impact of adoption was not significant.  See Note 3- Fair Value Measurements in the Notes to Financial Statements for more information regarding the attributes of the Corporation’s private equity investments.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). These two standards are not yet part of the Codification.  SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures regarding an entity’s continuing involvement in and exposure to risks related to transferred financial assets. SFAS 167, which amends FASB Interpretation No. 46 (revised December 2003), replaces the quantitative approach previously required for determining which enterprise should consolidate a variable interest entity with a consolidation approach focused on which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity.  SFAS 167 also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, and eliminates an exception indicating that a troubled debt restructuring, as defined by the Debt Topic of the Codification, was not an event that required reconsideration of whether an entity is a variable interest entity and whether  an enterprise is the primary beneficiary of  a variable interest entity.   SFAS No. 166 and 167 are effective for the Corporation on January 1, 2010. The Corporation is evaluating the impact that adoption of SFAS 166 and 167 will have on the consolidated financial statements.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

In May 2009, the FASB issued the Subsequent Events Topic of the Codification, which sets forth general standards for potential recognition or disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This topic became effective in the second quarter of 2009 and did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued additional application guidance and required enhanced disclosures regarding fair value measurements and impairments of investment securities.

Additional application guidance included in the Fair Value Measurements and Disclosures Topic of the Codification relates to estimating fair value, when the volume and level of activity for the asset or liability have decreased significantly and for identifying circumstances that indicate a transaction is not orderly.  Application guidance included in the Investments – Debt and Equity Securities Topic of the Codification amended previous other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  No amendments were made related to the recognition and measurement guidance related to other-than-temporary impairments of equity securities.  As permitted, the Corporation elected to early adopt this application guidance as of January 1, 2009.  See Note 7 – Investment Securities in Notes to Financial Statements for information regarding the impact of adopting this application guidance.

Enhanced disclosures related to the Financial Instruments Topic of the Codification require disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements.  These disclosure provisions were effective for the Corporation’s quarter ended June 30, 2009.  See Note 3 – Fair Value Measurements and Note 14 – Fair Value of Financial Instruments in Notes to Financial Statements for information regarding the fair value of financial instruments at September 30, 2009.

On January 1, 2009, the Corporation adopted updated accounting and reporting guidance under the Consolidation Topic of the Codification for ownership interests in consolidated subsidiaries held by parties other than the parent, previously known as minority interests and now known as noncontrolling interests, including the accounting treatment upon the deconsolidation of a subsidiary.  The updated accounting and reporting guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a separate component within total equity in the consolidated financial statements.  Additionally, consolidated net income is now reported with separate disclosure of the amounts attributable to the parent and to the noncontrolling interests.

The changes to the Consolidation Topic of the Codification were applied prospectively, except for the provisions related to the presentation of noncontrolling interests.  As of September 30, 2009, December 31, 2008 and September 30, 2008, noncontrolling interests of $10.9 million, $10.4 million and $9.9 million, respectively, have been reclassified from Accrued Expenses and Other Liabilities to Total Equity in the Consolidated Balance Sheets.  For the three months ended September 30, 2009 and 2008, net income attributable to noncontrolling interests of $0.4 million and $0.2 million, respectively, is included in net income.  For the nine months ended September 30, 2009 and 2008, net income attributable to noncontrolling interests of $1.2 million and $0.6 million, respectively, is included in net income.  Prior to the adoption of Consolidation Topic of the Codification, noncontrolling interests were a deduction to determine net income.  Under the updated Consolidation Topic of the Codification, noncontrolling interests are a deduction from net income used to arrive at net income attributable to the Corporation.  Earnings per common share was not affected as a result of the adoption of the provisions of the updated Consolidation Topic of the Codification.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

3.	Fair Value Measurements

The Fair Value Measurements and Disclosures Topic of the Codification generally applies whenever other topics require or permit assets or liabilities to be measured at fair value.  Under the topic, fair value refers to the price at the measurement date that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in which the reporting entity is engaged.  The topic does not expand the use of fair value in any new circumstances.

Fair-Value Hierarchy

The Fair Value Measurements and Disclosures Topic of the Codification establishes a three-tier hierarchy for fair value measurements based upon the transparency of the inputs to the valuation of an asset or liability and expands the disclosures about instruments measured at fair value.  A financial instrument is categorized in its entirety and its categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels are described below.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

The Corporation’s Private Equity investments generally take the form of investments in private equity funds.  The private equity investments are valued using the Corporation’s ownership interest in partners’ capital to which a proportionate share of net assets is attributed and the valuations provided by the general partners on a quarterly basis.  These nonpublic investments are included in Level 3 of the fair value hierarchy because the fair value is not readily determinable and the redemption of the investments will occur via distribution through the sale of the underlying investments of the private equity fund.  The private equity fund lives are generally ten years and the majority of the private equity distributions are expected to occur in the next five to ten years.  At September 30, 2009, unfunded private equity commitments were approximately $50 million.

Estimated fair values for residual interests in the form of interest only strips from automobile loan securitizations were based on a discounted cash flow analysis and are classified as a Level 3.

Derivative Financial Instruments

Fair values for exchange-traded contracts are based on quoted prices and are classified as Level 1.  The fair value of over-the-counter interest rate contracts are measured using discounted cash flow analysis that incorporates significant inputs, including LIBOR curve, derivative counterparty spreads and measurements of volatility.  Interest rate contracts that are valued using discounted cash flow analysis through use of models, and other observable inputs are considered Level 2.

Certain derivative transactions are executed with counterparties who are large financial institutions (“dealers”).  These derivative transactions primarily consist of interest rate swaps that are used for fair value hedges, cash flow hedges and economic hedges of interest rate swaps executed with the Corporation’s customers.  The Corporation and its subsidiaries maintain risk management policies and procedures to monitor and limit exposure to credit risk to derivative transactions with dealers.  Approved dealers for these transactions must have and maintain an investment grade rating on long-term senior debt from at least two nationally recognized statistical rating organizations or have a guarantor with an acceptable rating from such organizations.  International Swaps and Derivative Association Master Agreements (“ISDA”) and Credit Support Annexes (“CSA”) are employed for all contracts with dealers.  These agreements contain bilateral collateral arrangements.  Notwithstanding its policies and procedures, the Corporation recognizes that unforeseen events could result in counterparty failure.  The Corporation also recognizes that there could be additional credit exposure due to certain industry conventions established for operational efficiencies.

On a quarterly basis, the Corporation performs an analysis using historical and market implied default and recovery rates that also consider certain industry conventions established for operational efficiencies to estimate the potential impact on the reported fair values of these derivative financial assets and liabilities due to counterparty credit risk and the Corporation’s own credit risk.  Based on this analysis, the Corporation determined that the impact of these factors was insignificant and did not make any additional credit risk adjustments for purposes of determining the reported fair values of these derivative assets and liabilities with dealers at September 30, 2009.

Certain derivative transactions are executed with customers whose counterparty credit risk is similar in nature to the credit risk associated with the Corporation’s lending activities.  As is the case with a loan, the Corporation evaluates the credit risk of each of these customers on an individual basis and, where deemed appropriate, collateral is obtained.  The type of collateral varies and is often the same collateral as the collateral obtained to secure a customer’s loan.  For purposes of assessing the potential impact of counterparty credit risk on the fair values of derivative assets with customers, the Corporation used a probability analysis to estimate the amount of expected loss exposure due to customer default at some point in the remaining term of the entire portfolio of customer derivative contracts outstanding at September 30, 2009.  While not significant, the Corporation did factor the estimated amount of expected loss due to customer default in the reported fair value of its customer derivative assets at September 30, 2009.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2009 ($000’s):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (1)
Trading Assets:
Trading securities	$-	$18,425	$-
Derivative assets	-	251,901	-
Total trading assets	$-	$270,326	$-

Investment securities available for sale (2)
Investment securities	$154	$5,593,363	$201,866
Private equity investments	-	-	68,870
Total investment securities available for sale	$154	$5,593,363	$270,736
Accrued interest and other assets:
Financial guarantees - credit protection purchased	$-	$14	$-

Liabilities (1)
Other short-term borrowings	$-	$6,696	$-
Accrued expenses and other liabilities:
Derivative liabilities	$-	$220,228	$11,600
Financial guarantees - credit protection sold	-	198	-
Total accrued expenses and other liabilities	-	220,426	11,600

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

(2)
The investment securities included in Level 3 are primarily senior tranche asset-backed securities.  The amounts presented are exclusive of $390,643 of investments in Federal Reserve Bank and FHLB stock, which are bought and sold at par and are carried at cost, and $55,228 in affordable housing partnerships, which are generally carried on the equity method.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with financial instruments measured using significant unobservable inputs (Level 3) during the nine months ended September 30, 2009 ($000’s):

	Investment Securities (1)	Private Equity Investments (2)	Other Assets	Total	Derivative Liabilities
Balance at December 31, 2008	$135,953	$65,288	$5,903	$207,144	$-
Net payments, purchases and sales	(1,008)	706	(255)	(557)	-
Discount accretion	49	-	160	209	-
Net transfers in and/or out of Level 3	(2,860)	-	-	(2,860)	-
Total gains or losses (realized or unrealized):
Included in earnings	-	228	52	280	-
Included in other comprehensive income	34,993	-	(606)	34,387	-
Balance at March 31, 2009	$167,127	$66,222	$5,254	$238,603	$-
Net payments, purchases and sales	(1,048)	426	(194)	(816)	-
Discount accretion	41	-	148	189	-
Net transfers in and/or out of Level 3	-	-	-	-	-
Total gains or losses (realized or unrealized):
Included in earnings	-	3,869	10	3,879	14,743
Included in other comprehensive income	18,439	-	(273)	18,166	-
Balance at June 30, 2009	$184,559	$70,517	$4,945	$260,021	$14,743
Net payments, purchases and sales	(902)	2,833	(4,624)	(2,693)	(3,143)
Discount accretion	44	-	-	44	-
Net transfers in and/or out of Level 3	31,447	-	-	31,447	-
Total gains or losses (realized or unrealized):
Included in earnings	-	(4,480)	238	(4,242)	-
Included in other comprehensive income	(13,282)	-	(559)	(13,841)	-
Balance at September 30, 2009	$201,866	$68,870	$-	$270,736	$11,600

Unrealized gains or (losses) for the period included in earnings attributable to unrealized gains or losses for financial instruments still held at September 30, 2009	$-	$(671)	$-	$(671)	$(14,743)

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
September 30, 2009 & 2008 (Unaudited)

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2008 ($000’s):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (1)
Trading Assets:
Trading securities	$-	$69,532	$-
Derivative assets	214	93,021	-
Total trading assets	$214	$162,553	$-

Investment securities available for sale (2)
Investment securities	$244	$6,510,832	$172,966
Private equity investments	-	-	72,434
Other assets	-	-	5,756
Total investment securities available for sale	$244	$6,510,832	$251,156

Liabilities (1)
Other short-term borrowings	$-	$6,634	$-
Accrued expenses and other liabilities:
Derivative liabilities	$(1,215)	$69,852	$-

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

(2)
The amounts presented are exclusive of $327,323 of investments in Federal Reserve Bank and FHLB stock, which are bought and sold at par and are carried at cost, and $41,791 in affordable housing partnerships, which are generally carried on the equity method.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with financial instruments measured using significant unobservable inputs (Level 3) during the nine months ended September 30, 2008 ($000’s):

	Investment Securities (1)	Private Equity Investments (2)	Other Assets	Total
Balance at January 1, 2008	$2,066	$54,121	$9,030	$65,217
Net payments, purchases and sales	14,319	2,682	(977)	16,024
Discount accretion	5	-	209	214
Total gains or losses (realized or unrealized):
Included in earnings	-	1,051	(2,020)	(969)
Included in other comprehensive income	-	-	(29)	(29)
Balance at March 31, 2008	$16,390	$57,854	$6,213	$80,457
Net payments, purchases and sales	(3)	3,092	(965)	2,124
Discount accretion/(premium amortization)	(2)	-	183	181
Net transfers in and/or out of Level 3	56,007	-	-	56,007
Total gains or losses (realized or unrealized):
Included in earnings	-	613	-	613
Included in other comprehensive income	-	-	764	764
Balance at June 30, 2008	$72,392	$61,559	$6,195	$140,146
Net payments, purchases and sales	10,746	9,834	(626)	19,954
Discount accretion	31	-	173	204
Net transfers in and/or out of Level 3	129,691	-	-	129,691
Total gains or losses (realized or unrealized):
Included in earnings	-	1,041	-	1,041
Included in other comprehensive income	(39,894)	-	14	(39,880)
Balance at September 30, 2008	$172,966	$72,434	$5,756	$251,156

Unrealized gains or losses for the period included in earnings attributable to unrealized gains or losses for financial instruments still held at September 30, 2008	$-	$165	$(2,020)	$(1,855)

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

Nonaccrual loans greater than an established threshold are individually evaluated for impairment.  Impairment is measured based on the fair value of the collateral less estimated selling costs or the fair value of the loan (“collateral value method”).  All consumer-related renegotiated loans are evaluated for impairment based on the present value of the estimated cash flows discounted at the loan’s original effective interest rate (“discounted cash flow method”).  A valuation allowance is recorded for the excess of the loan’s recorded investment over the amount determined by either the collateral value method or the discounted cash flow method.  This valuation allowance is a component of the Allowance for loan and lease losses.  The discounted cash flow method is not a fair value measure.  For the collateral value method, the Corporation generally obtains appraisals to support the fair value of collateral underlying loans.  Appraisals incorporate measures such as recent sales prices for comparable properties and costs of construction.  The Corporation considers these fair values Level 3.  For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $277.2 million and $88.8 million was recorded for loans with a recorded investment of $857.1 million and $375.1 million at September 30, 2009 and September 30, 2008, respectively.  See Note 9 – Allowance for Loan and Lease Losses in Notes to Financial Statements for more information.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

OREO is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. Subsequent to transfer, OREO is carried at the lower of cost or fair value, less estimated selling costs. The carrying value of OREO is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs.  At September 30, 2009 and 2008, the estimated fair value of OREO, less estimated selling costs amounted to $351.2 million and $267.2 million, respectively.

On January 1, 2008, the Corporation adopted new guidance under the Financial Instruments Topic of the Codification, which permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value.  This guidance is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Financial Instruments Topic of the Codification does not change requirements for recognizing and measuring dividend income, interest income, or interest expense.  The Corporation did not elect to measure any existing financial instruments at fair value.  However, the Corporation may elect to measure newly acquired financial instruments at fair value in the future.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

4.	Comprehensive Income

The following tables present the Corporation’s comprehensive income ($000’s):

	Three Months Ended September 30, 2009
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net loss			$(222,957)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$59,330	$(21,108)	$38,222
Reclassification for securities transactions included in net income	(2,787)	975	(1,812)
Total unrealized gains (losses) on available for sale investment securities	$56,543	$(20,133)	$36,410

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$547	$(191)	$356
Reclassification adjustments for hedging activities included in net income	16,349	(5,722)	10,627
Total net gains (losses) on derivatives hedging variability of cash flows	$16,896	$(5,913)	$10,983

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(350)	69	(281)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(350)	$69	$(281)
Other comprehensive income, net of tax			47,112
Total comprehensive income (loss)			(175,845)
Less: Comprehensive income attributable to the noncontrolling interests			(402)
Comprehensive income (loss) attributable to Marshall & Ilsley Corporation			$(176,247)

	Three Months Ended September 30, 2008
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net income			$83,341
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$(56,128)	$19,630	$(36,498)
Reclassification for securities transactions included in net income	(207)	72	(135)
Total unrealized gains (losses) on available for sale investment securities	$(56,335)	$19,702	$(36,633)

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$(15,034)	$5,262	$(9,772)
Reclassification adjustments for hedging activities included in net income	11,552	(4,043)	7,509
Total net gains (losses) on derivatives hedging variability of cash flows	$(3,482)	$1,219	$(2,263)

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(497)	184	(313)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(497)	$184	$(313)
Other comprehensive income (loss), net of tax			(39,209)
Total comprehensive income			44,132
Less: Comprehensive income attributable to the noncontrolling interests			(203)
Comprehensive income attributable to Marshall & Ilsley Corporation			$43,929

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

	Nine Months Ended September 30, 2009
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net loss			$(523,087)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$198,132	$(69,843)	$128,289
Reclassification for securities transactions included in net income	(46,655)	16,329	(30,326)
Total unrealized gains (losses) on available for sale investment securities	$151,477	$(53,514)	$97,963

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$11,274	$(3,945)	$7,329
Reclassification adjustments for hedging activities included in net income	47,903	(16,766)	31,137
Total net gains (losses) on derivatives hedging variability of cash flows	$59,177	$(20,711)	$38,466

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(1,049)	294	(755)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(1,049)	$294	$(755)
Other comprehensive income, net of tax			135,674
Total comprehensive income (loss)			(387,413)
Less: Comprehensive income attributable to the noncontrolling interests			(1,193)
Comprehensive income (loss) attributable to Marshall & Ilsley Corporation			$(388,606)

	Nine Months Ended September 30, 2008
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net loss			$(163,804)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$(87,660)	$30,646	$(57,014)
Reclassification for securities transactions included in net income	(340)	119	(221)
Total unrealized gains (losses) on available for sale investment securities	$(88,000)	$30,765	$(57,235)

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$(23,197)	$8,119	$(15,078)
Reclassification adjustments for hedging activities included in net income	29,529	(10,335)	19,194
Total net gains (losses) on derivatives hedging variability of cash flows	$6,332	$(2,216)	$4,116

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(1,553)	576	(977)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(1,553)	$576	$(977)
Other comprehensive income (loss), net of tax			(54,096)
Total comprehensive income (loss)			(217,900)
Less: Comprehensive income attributable to the noncontrolling interests			(640)
Comprehensive income (loss) attributable to Marshall & Ilsley Corporation			$(218,540)

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

5.	Earnings Per Common Share

A reconciliation of the numerators and denominators of the basic and diluted per common share computations are as follows (dollars and shares in thousands, except per share data):

	Three Months Ended September 30, 2009
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(223,359)
Preferred stock dividends	(25,068)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(248,427)	366,846	$(0.68)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(223,359)
Preferred stock dividends	(25,068)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(248,427)	366,846	$(0.68)

	Three Months Ended September 30, 2008
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic:
Net income attributable to Marshall & Ilsley Corporation	$83,138
Preferred stock dividends	-
Net income attributable to Marshall & Ilsley Corporation common shareholders	$83,138	258,877	$0.32

Effect of dilutive securities:
Stock option, restricted stock and other plans		347

Diluted:
Net income attributable to Marshall & Ilsley Corporation	$83,138
Preferred stock dividends	-
Net income attributable to Marshall & Ilsley Corporation common shareholders	$83,138	259,224	$0.32

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

	Nine Months Ended September 30, 2009
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(524,280)
Preferred stock dividends	(75,040)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(599,320)	304,450	$(1.97)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(524,280)
Preferred stock dividends	(75,040)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(599,320)	304,450	$(1.97)

	Nine Months Ended September 30, 2008
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(164,444)
Preferred stock dividends	-
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(164,444)	259,146	$(0.63)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(164,444)
Preferred stock dividends	-
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(164,444)	259,146	$(0.63)

The table below presents the options to purchase shares of common stock not included in the computation of diluted earnings per common share because the exercise price of the outstanding stock options was greater than the average market price of the common shares for the periods ended 2009 and 2008 (anti-dilutive options).  As a result of the Corporation’s reported net loss for the quarter and nine months ended September 30, 2009 and for the nine months ended September 30, 2008, all of the stock options outstanding were excluded from the computation of diluted earnings per common share (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Shares	32,289	24,165	32,289	29,272

Price Range	$4.76 - $36.82	$15.36 - $36.82	$4.76 - $36.82	$8.55 - $36.82

An outstanding warrant to purchase 13,815,789 shares of the Corporation’s common stock issued in connection with the Corporation’s participation in the U.S. Treasury Department’s Capital Purchase Program was not included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2009 because of the reported net loss.  In addition, the $18.62 per share exercise price of the warrant was greater than the average market price of the common shares for the three and nine month periods ended September 30, 2009.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

Effective January 1, 2009, the Corporation adopted updated guidance in the Earnings Per Share Topic of the Codification.  Unvested share-based payment awards that provide nonforfeitable rights to dividends (such as restricted stock units granted by the Corporation) are considered participating securities to be included in the computation of earnings per share pursuant to the “two-class method” described in the Earnings Per Share Topic of the Codification.  There was no impact to the Corporation’s current or prior periods presented as a result of the adoption of this accounting topic.

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

7.	Investment Securities

The amortized cost and fair value of selected investment securities, by major security type, held by the Corporation were as follows ($000's):

	September 30, 2009		December 31, 2008		September 30, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
U.S. treasury and government agencies	$4,420,214	$4,503,112	$5,664,947	$5,679,970	$5,578,898	$5,567,319
States and political subdivisions	849,123	893,314	874,183	880,497	878,675	855,642
Residential mortgage backed securities	238,802	236,381	175,740	165,757	103,544	99,536

Corporate notes	10,000	10,000	133,844	134,295	10,000	10,000
Cash flow hedge - corporate notes	-	-	121	121	-	-
Corporate notes	10,000	10,000	133,965	134,416	10,000	10,000

Asset backed securities (1)	209,385	148,664	211,676	110,931	213,368	146,899
Equity	115	154	115	127	115	244
Private Equity investments	68,882	68,870	65,300	65,288	72,446	72,434
Federal Reserve Bank & FHLB stock	390,643	390,643	339,779	339,779	327,323	327,323
Affordable Housing Partnerships	55,228	55,228	43,481	43,481	41,791	41,791
Foreign	3,758	3,758	4,403	4,403	4,402	4,402
Other	-	-	4,465	5,903	4,752	5,756
Total	$6,246,150	$6,310,124	$7,518,054	$7,430,552	$7,235,314	$7,131,346

Held to maturity:
States and political subdivisions	$119,054	$123,341	$237,009	$242,395	$250,902	$255,463
Foreign	1,000	1,000	1,000	1,000	1,000	1,000
Total	$120,054	$124,341	$238,009	$243,395	$251,902	$256,463

(1)
Beginning in 2009, the Corporation incorporated a discounted cash flow valuation methodology, which involves an evaluation of the credit quality of the underlying collateral, cash flow structure and risk adjusted discount rates, with market or broker quotes for certain senior tranche asset backed securities that met the criteria of the new accounting guidance included in the Fair Value Measurements and Disclosures Topic of the Codification, for the use of such a valuation methodology.  Primarily as a result of this change, the fair value of these securities increased, however, the amount was not material.  This change was accounted for as a change in estimate and included in the unrealized gain included in other comprehensive income for the nine months ended September 30, 2009.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

The unrealized gains and losses of selected securities, by major security type were as follows ($000’s):

	September 30, 2009		December 31, 2008		September 30, 2008
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Available for sale:
U.S. treasury and government agencies	$107,355	$24,457	$93,541	$78,518	$42,824	$54,403
States and political subdivisions	46,112	1,921	19,387	13,073	8,437	31,470
Residential mortgage backed securities	2,599	5,020	214	10,197	37	4,045

Corporate notes	-	-	464	13	-	-
Cash flow hedge - corporate notes	-	-	-	-	-	-
Corporate notes	-	-	464	13	-	-

Asset backed securities	6	60,727	-	100,745	35	66,504
Equity	39	-	12	-	129	-
Private Equity investments	52	64	52	64	52	64
Federal Reserve Bank & FHLB stock	-	-	-	-	-	-
Affordable Housing Partnerships	-	-	-	-	-	-
Foreign	-	-	-	-	-	-
Other	-	-	1,438	-	1,004	-
Total	$156,163	$92,189	$115,108	$202,610	$52,518	$156,486

Held to maturity:
States and political subdivisions	$4,481	$194	$5,562	$176	$4,724	$163
Foreign	-	-	-	-	-	-
Total	$4,481	$194	$5,562	$176	$4,724	$163

The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2009 ($000’s):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. treasury and government agencies	$45,572	$435	$1,169,834	$24,022	$1,215,406	$24,457
States and political subdivisions	1,804	86	19,477	2,029	21,281	2,115
Residential mortgage backed securities	48,437	2,589	55,052	2,431	103,489	5,020
Corporate notes	-	-	-	-	-	-
Asset backed securities	-	-	147,466	60,727	147,466	60,727
Equity	-	-	-	-	-	-
Private Equity investments	-	-	-	64	-	64
Federal Reserve Bank & FHLB stock	-	-	-	-	-	-
Affordable Housing Partnerships	-	-	-	-	-	-
Foreign	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$95,813	$3,110	$1,391,829	$89,273	$1,487,642	$92,383

The investment securities in the above table were temporarily impaired at September 30, 2009.  This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on September 30, 2009.  The temporary impairment in the investment securities portfolio is the result of market interest rates since the investment securities were acquired and not from deterioration in the creditworthiness of the issuer.  At September 30, 2009, the Corporation does not intend to sell these temporarily impaired investment securities until a recovery of recorded investment, which may be at maturity, and it is more likely than not that the Corporation will not have to sell the investment securities prior to recovery of recorded investment.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2008 ($000’s):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. treasury and government agencies	$1,852,361	$47,465	$428,847	$6,938	$2,281,208	$54,403
States and political subdivisions	394,040	17,162	137,247	14,471	531,287	31,633
Residential mortgage backed securities	35,411	2,390	53,142	1,655	88,553	4,045
Corporate notes	-	-	-	-	-	-
Asset backed securities	145,026	66,504	-	-	145,026	66,504
Equity	-	-	-	-	-	-
Private Equity investments	-	-	-	64	-	64
Federal Reserve Bank & FHLB stock	-	-	-	-	-	-
Affordable Housing Partnerships	-	-	-	-	-	-
Foreign	1,150	-	400	-	1,550	-
Other	-	-	-	-	-	-
Total	$2,427,988	$133,521	$619,636	$23,128	$3,047,624	$156,649

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2009 ($000’s):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$440,031	$448,933	$18,620	$18,849
From one through five years	3,780,835	3,849,018	46,546	48,329
From five through ten years	790,391	816,720	54,888	57,163
After ten years	1,234,893	1,195,453	-	-
Total	$6,246,150	$6,310,124	$120,054	$124,341

The gross investment securities gains and losses, including Wealth Management transactions, amounted to $3,645 and $5,003 for the three months ended September 30, 2009, respectively and $1,892 and $902 for the three months ended September 30, 2008, respectively.  The gross investment securities gains and losses, including Wealth Management transactions, amounted to $89,093 and $7,503 for the nine months ended September 30, 2009, respectively and $31,370 and $4,118 for the nine months ended September 30, 2008, respectively.  See the Consolidated Statements of Cash Flows for the proceeds from the sale of investment securities.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

8.	Loans and Leases

The Corporation's loan and lease portfolio, including loans held for sale, consisted of the following ($000's):

	September 30,	December 31,	September 30,
	2009	2008	2008
Commercial, financial and agricultural	$13,041,096	$14,880,153	$15,185,457
Real estate:
Commercial mortgage	13,884,313	12,541,506	12,114,061
Construction and development	6,314,187	9,043,263	9,759,719
Residential mortgage	5,135,195	5,733,908	5,674,451
Home equity loans and lines of credit	4,812,616	5,082,046	5,053,088
Total real estate	30,146,311	32,400,723	32,601,319

Personal	2,268,122	1,929,374	1,902,123
Lease financing	650,785	774,294	728,343
Total loans and leases	$46,106,314	$49,984,544	$50,417,242

Loans are presented net of unearned income and unamortized deferred fees, which amounted to $108,528, $149,894 and $146,284 at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

For the nine months ended September 30, 2009 and 2008, loans transferred to OREO amounted to $425,274 and $276,776, respectively.  These amounts are considered non-cash transactions for cash flow purposes.

9.	Allowance for Loan and Lease Losses

An analysis of the allowance for loan and lease losses follows ($000's):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$1,367,782	$1,028,809	$1,202,167	$496,191
Allowance of banks and loans acquired	-	-	-	32,110
Provision for loan and lease losses	578,701	154,962	1,675,617	1,187,264
Charge-offs	(541,593)	(163,295)	(1,494,931)	(707,943)
Recoveries	8,853	11,018	30,890	23,872
Balance at end of period	$1,413,743	$1,031,494	$1,413,743	$1,031,494

As of September 30, 2009, December 31, 2008 and September 30, 2008, nonaccrual loans and leases totaled $2,250,061, $1,526,950 and $1,260,642 and renegotiated loans totaled $935,260, $270,357 and $89,486, respectively.  Loans past due 90 days or more and still accruing interest amounted to $13,084, $14,528 and $12,070 at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

At September 30, 2009 and 2008, the Corporation’s recorded investment in impaired loans and leases and the related valuation allowance are as follows ($000’s):

	September 30, 2009		September 30, 2008
	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance
Total nonaccrual and renegotiated loans and leases	$3,185,321		$1,350,128
Less: nonaccrual loans held for sale	(128,067)		(34,255)
Total impaired loans and leases	$3,057,254		$1,315,873
Loans and leases excluded from individual evaluation	(733,458)		(606,461)
Impaired loans evaluated	$2,323,796		$709,412

Valuation allowance required	$1,437,036	$369,463	$429,678	$111,660
No valuation allowance required	886,760	-	279,734	-
Impaired loans evaluated	$2,323,796	$369,463	$709,412	$111,660

The average recorded investment in total impaired loans and leases for the quarters ended September 30, 2009 and 2008 amounted to $3,293,191 and $1,239,674 respectively.  For the nine months ended September 30, 2009 and 2008, the average recorded investment in total impaired loans and leases amounted to $2,901,353 and $1,011,239, respectively.

The amount of cumulative net charge-offs recorded on the Corporation’s impaired loans outstanding at September 30, 2009 was approximately $765,869.

10.	Financial Asset Sales

The Corporation discontinued, on a recurring basis, the sale and securitization of automobile loans into the secondary market.

As a result of clean-up calls and other events, the Corporation acquired the remaining loans from the auto securitization trusts in the third quarter of 2009 and recognized net gains of $5.2 million.  The loans were returned as portfolio loans at fair value.  The Corporation no longer participates in the securitizations, and therefore no longer has any retained interests or any future obligations.  For the nine months ended September 30, 2009, net gains on the securitization of automobile loans amounted to $5.5 million.

11.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 were as follows ($000’s):

	Commercial Banking	Wealth Management	Others	Total
Goodwill balance at December 31, 2008	$327,246	$157,121	$120,777	$605,144
Goodwill acquired during the period	-	3,789	-	3,789
Purchase accounting adjustments	-	2,813	-	2,813
Goodwill balance at September 30, 2009	$327,246	$163,723	$120,777	$611,746

Goodwill acquired during the second quarter of 2009 includes initial goodwill of $3.8 million for the acquisition of Delta.  See Note 6 – Business Combinations in Notes to Financial Statements for additional information regarding this acquisition.  Purchase accounting adjustments for Wealth Management represent adjustments made to the initial estimates of fair value associated with the December 2008 acquisition of Taplin, Canida & Habacht (“TCH”).

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 were as follows ($000’s):

	Commercial Banking	Community Banking	Wealth Management	Others	Total
Goodwill balance at December 31, 2007	$922,264	$560,332	$114,572	$87,777	$1,684,945
Goodwill acquired during the period	327,375	81,365	-	-	408,740
Purchase accounting adjustments	-	-	3,340	-	3,340
Reallocation of goodwill	-	(33,000)	-	33,000	-
Goodwill balance at September 30, 2008	$1,249,639	$608,697	$117,912	$120,777	$2,097,025

Goodwill acquired during 2008 included initial goodwill of $408.7 million for the acquisition of First Indiana Corporation.  Purchase accounting adjustments for Wealth Management represent adjustments made to the initial estimates of fair value associated with the acquisition of North Star Financial Corporation and a reduction due to the divestiture of a component of North Star Financial Corporation.  During the second quarter of 2008, management consolidated certain lending activities and transferred the assets and the related goodwill from the Community Banking segment to the National Consumer Lending Division reporting unit, which is a component of Others.

At September 30, 2009, the Corporation’s other intangible assets consisted of the following ($000’s):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Core deposit intangible	$216,852	$(109,615)	$107,237
Trust customers	29,354	(6,523)	22,831
Tradename	3,975	(882)	3,093
Other intangibles	7,228	(2,398)	4,830
	$257,409	$(119,418)	$137,991
Mortgage loan servicing rights			$1,929

At September 30, 2008, the Corporation’s other intangible assets consisted of the following ($000’s):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets
Core deposit intangible	$254,228	$(128,911)	$125,317
Trust customers	11,384	(3,766)	7,618
Tradename	1,335	(386)	949
Other intangibles	4,147	(1,027)	3,120
	$271,094	$(134,090)	$137,004
Mortgage loan servicing rights			$2,570

Amortization expense of other intangible assets for the three months ended September 30, 2009 and 2008 amounted to $5.6 million and $5.7 million, respectively.  For the nine months ended September 30, 2009 and 2008, amortization expense of other intangible assets amounted to $16.7 million and $17.0 million, respectively.

Amortization of mortgage loan servicing rights amounted to $0.3 million for each of the three months ended September 30, 2009 and 2008, respectively.  For the nine month periods ended September 30, 2009 and 2008, amortization of mortgage loan servicing rights amounted to $0.8 million and $0.9 million, respectively.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five fiscal years are ($000’s):

2010	$21,032
2011	18,004
2012	15,494
2013	13,313
2014	11,442

The Intangibles – Goodwill and Other Topic of the Codification adopts an aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units).  A reporting unit is an operating segment as defined by the Segment Reporting Topic of the Codification, or one level below an operating segment.

The Intangibles – Goodwill and Other Topic of the Codification provides guidance for impairment testing of goodwill and intangible assets that are not amortized.  Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.

The Corporation has elected to perform its annual test for goodwill as of June 30th.  Other than goodwill, the Corporation did not have any other intangible assets that are not amortized at September 30, 2009.

As a result of applying the first step of goodwill impairment testing to determine if potential goodwill impairment existed at June 30, 2009, Trust, Private Banking, and Brokerage, the three reporting units that comprise the Wealth Management segment, and the Capital Markets reporting unit “passed” (fair value exceeded the carrying amount) the first step of the goodwill impairment test.  The Commercial segment and the National Consumer Banking reporting unit “failed” (the carrying amount exceeded the fair value) the first step of the goodwill impairment test at June 30, 2009 and were subjected to the second step of the goodwill impairment test.

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

The Corporation completed the second step of the process and determined that goodwill for the two reporting units that failed step one of the goodwill impairment tests and one reporting unit that marginally passed step one of the goodwill impairment test was not impaired.

The implied fair value of a reporting unit’s goodwill will generally increase if the fair value of its loans and leases are less than the carrying value of the reporting unit’s loans and leases.  The fair value of loans and leases was derived from discounted cash flow analysis as described in Note 14 – Fair Value of Financial Instruments in Notes to Financial Statements.

The stress and deterioration in the national real estate markets, liquidity stress and current economic conditions have depressed prices buyers and sellers are paying and receiving for bank-related assets, especially loans and leases.  As a result, the allocation of the fair values to the assets and liabilities assigned to the individual reporting units was less than their reported carrying values.  See Fair Value Measurements within Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion about goodwill impairment tests.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

12.	Deposits

The Corporation's deposit liabilities consisted of the following ($000's):

	September 30,	December 31,	September 30,
	2009	2008	2008
Noninterest bearing demand	$8,286,269	$6,879,994	$6,359,020
Interest bearing:
Savings and NOW	6,023,494	3,454,085	3,151,074
Money Market	10,402,907	10,753,000	10,639,554
CD's $100,000 and over:
CD's $100,000 and over	10,909,210	12,301,142	12,661,354
Cash flow hedge - Institutional CDs	15,828	27,737	13,766
Total CD's $100,000 and over	10,925,038	12,328,879	12,675,120
Other time	5,787,060	5,743,480	5,283,277
Foreign	295,621	1,863,703	1,931,557
Total interest bearing	33,434,120	34,143,147	33,680,582
Total deposits	$41,720,389	$41,023,141	$40,039,602

13.	Derivative Financial Instruments and Hedging Activities

The following is an update of the Corporation’s use of derivative financial instruments and its hedging activities as described in its 2008 10-K.  There were no significant new hedging strategies employed during the nine months ended September 30, 2009.

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

Trading Instruments and Other Free Standing Derivatives

The Corporation enters into various derivative contracts which are designated as trading and other free standing derivative contracts.  These derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting under the Derivatives and Hedging Topic of the Codification.  They are carried at fair value with changes in fair value recorded as a component of other noninterest income.

Trading and other free standing derivatives are used primarily to focus on providing derivative products to customers which enables them to manage their exposures to interest rate risk.  The Corporation’s market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts.  The offsetting derivative contracts generally have nearly identical notional values, terms and indices.  The Corporation used interest rate futures to economically hedge the exposure to interest rate risk arising from the interest rate swap (designated as trading) entered into in conjunction with its auto securitization activities.  See Note 10 – Financial Asset Sales in Notes to Financial Statements.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

As permitted under the by-laws of Visa, during the second quarter of 2009 the Corporation sold its 998,826 shares of Visa Class B common stock for $35.4 million to a qualified purchaser.  At the time of the sale, the conversion ratio of Visa Class B common stock to Visa Class A common stock was 0.6296.  That exchange ratio can change based on the outcome of certain litigation matters as described in Note 24 - Guarantees in Notes to Consolidated Financial Statements in Item 8 of the 2008 10-K.  Concurrently with the sale, the Corporation and the purchaser entered into a derivative transaction whereby the Corporation will make cash payments to the purchaser whenever the conversion ratio of Visa Class B common stock to Visa Class A common stock was reset to an amount less than 0.6296.  The purchaser will make cash payments to the Corporation when the litigation is settled and the ultimate settlement results in a return of cash or additional shares of Visa common stock to the purchaser.  The Corporation determined that the initial fair value of the derivative was equal to the Corporation’s Visa U.S.A membership proportion of the unfunded estimated fair value of the litigation settlement amount, which was determined to be a liability of $14.7 million.

As explained in the 2008 10-K, the Corporation’s estimate of the fair value of the litigation settlement amount was based in part on the announced settled litigation and based in part on an estimate of the amount required to settle the unresolved matters.  Estimating the amount required to settle the unresolved matters involved a significant amount of judgment that cannot be verified other than by information provided by Visa.  As a result, the Corporation has determined that the estimated fair value should be classified in Level 3 of the fair value hierarchy.

On June 30, 2009, Visa announced that it had decided to deposit $700 million into the litigation escrow account previously established under its retrospective responsibility plan.  Despite the funding, Visa did not disclose any updates about the litigation matters that would change the Corporation’s estimate of the fair value of the litigation settlement amount.  As a result of the deposit, the conversion ratio of Visa Class B common stock to Visa Class A common stock was revised to 0.5824 and the Corporation was required to make a $3.1 million payment to the counterparty in the third quarter of 2009.

Financial guarantees are financial instruments whose value is derived from the credit risk associated with the debt of a third-party issuer (the reference entity) and which allow one party (the protection purchaser) to transfer that risk to another party (the protection seller).  Financial guarantees expose the protection purchaser to the creditworthiness of the protection seller, as the protection seller is required to make payments under the contract when the reference entity experiences a credit event, such as a bankruptcy, a failure to pay its obligation or a restructuring.  The seller of credit protection receives a premium for providing protection but has the risk that the underlying instrument referenced in the contract will be subject to a credit event.

The Corporation is both a purchaser and seller of credit protection in the financial guarantees market.  The Corporation primarily uses financial guarantees to mitigate credit risk associated with the derivative receivables associated with loan participations (bought and sold).

Upon a credit event, the seller of protection would typically pay out only a percentage of the full notional amount of net protection sold, as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement.  The Corporation does not use notional as the primary measure of risk management for credit derivatives because notional does not take into account the probability of occurrence of a credit event, recovery value of the reference obligation, or related cash instruments and economic hedges.

At September 30, 2009, the maximum potential amount of future payments (undiscounted) that the Corporation, as a seller of protection, could be required to make under the credit derivative amounted to $10.1 million, of which $1.9 million matures within one year and $8.2 million matures in one to five years.  The fair value of the credit derivative amounted to a negative $0.2 million at September 30, 2009 and is included in the Accrued expenses and other liabilities category of the Corporation’s Consolidated Balance Sheets.

At September 30, 2009, the maximum potential amount of future receivables that the Corporation, as a purchaser of protection, may be eligible to receive under the credit derivative amounted to $3.5 million, of which $0.5 million matures within one year, $1.1 million matures in one to five years, and $1.9 million matures in five to ten years.  At September 30, 2009, the fair value of the credit derivative was immaterial and is included in the Accrued interest and other assets category of the Corporation’s Consolidated Balance Sheets.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

The following tables summarize the balance sheet category and fair values of trading instruments and other free standing derivatives:

September 30, 2009	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)
Assets:
Interest rate contracts - swaps	$4,796.2	Trading assets	$244.2
Interest rate contracts - options	169.6	Trading assets	1.6
Equity derivative contracts - equity indexed CDs	84.7	Trading assets	6.1
Total assets			$251.9

Liabilities:
Interest rate contracts - swaps	$4,388.1	Accrued expenses and other liabilities	$212.6
Interest rate contracts - options	151.7	Accrued expenses and other liabilities	1.5
Equity derivative contracts - equity indexed CDs	84.4	Accrued expenses and other liabilities	6.1
Equity derivative contracts - Visa	1.0	Accrued expenses and other liabilities	11.6
Total liabilities			$231.8
Net positive fair value impact			$20.1

September 30, 2008	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)
Assets:
Interest rate contracts - swaps	$4,181.7	Trading assets	$88.1
Interest rate contracts - options	166.5	Trading assets	1.2
Equity derivative contracts - equity indexed CDs	98.1	Trading assets	3.7
Equity derivative contracts - warrants	0.1	Trading assets	0.2
Total assets			$93.2

Liabilities:
Interest rate contracts - swaps	$3,114.1	Accrued expenses and other liabilities	$64.9
Interest rate contracts - options	166.5	Accrued expenses and other liabilities	1.2
Interest rate contracts - interest rate futures	1,854.0	Accrued expenses and other liabilities	(1.2)
Equity derivative contracts - equity indexed CDs	98.1	Accrued expenses and other liabilities	3.7
Total liabilities			$68.6
Net positive fair value impact			$24.6

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

The following tables summarize the income statement categories of the gain or (loss) recognized in income on trading instruments and other free standing derivatives for the three and nine months ended September 30, 2009 and 2008:

	Category of Gain or	Amount of Gain or (Loss) Recognized in Earnings on Derivative ($ in millions)
	(Loss) Recognized in	Three Months Ended September 30,		Nine Months Ended September 30,
Contract	Income on Derivative	2009	2008	2009	2008
Interest Rate Contracts – Swaps	Other income - Other	$2.4	$3.5	$6.0	$14.4
Interest Rate Contracts – Options	Other income - Other	(1.0)	0.5	0.2	1.2
Interest Rate Contracts – Options	Other income - Other	0.9	(0.5)	(0.1)	(1.2)
Interest Rate Contracts – Interest Rate Futures	Other income - Other	(0.3)	(0.7)	(1.0)	(3.1)
Equity Derivative Contracts – Equity-Indexed CDs	Other income - Other	0.0	-	0.0	-
Equity Derivative Contracts – Warrants	Other income - Other	(0.1)	(0.1)	(0.1)	(0.3)
Equity Derivative Contracts – Visa	Other income - Other	(0.0)	-	(14.7)	-

Fair Value Hedges and Cash Flow Hedges

The Corporation uses various derivative instruments that qualify as hedging relationships under the Derivatives and Hedging Topic of the Codification.  These instruments are designated as either fair value hedges or cash flow hedges.  The Corporation recognizes these derivative instruments as either assets or liabilities at fair value in the statement of financial position.

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

The following tables summarize the balance sheet category and fair values of derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the Codification:

September 30, 2009	Derivative Type	Hedged Item	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Liabilities
Interest rate contracts:
Pay fixed rate swaps	Cash Flow	Institutional CDs	$250.0	Deposits	$15.8	1.6
Receive fixed rate swaps	Fair Value	Brokered Bullet CDs	209.3	Deposits	(11.0)	3.7
Receive fixed rate swaps	Fair Value	Callable CDs	5,990.4	Deposits	(37.2)	13.9
Receive fixed rate swaps	Fair Value	Institutional CDs	25.0	Deposits	(1.1)	26.7

Pay fixed rate swaps	Cash Flow	FHLB advances	1,060.0	Long-term borrowings	69.3	2.3
Pay fixed rate swaps	Cash Flow	Floating rate bank notes	192.1	Long-term borrowings	12.9	1.7
Receive fixed rate swaps	Fair Value	FHLB advances	280.0	Long-term borrowings	(4.8)	2.9
Receive fixed rate swaps	Fair Value	Fixed rate bank notes	630.0	Long-term borrowings	(33.9)	5.7
Receive fixed rate swaps	Fair Value	Medium term notes	6.6	Long-term borrowings	(0.0)	18.4
Total liabilities					$10.0
Net negative fair value impact					$(10.0)

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

September 30, 2008	Derivative Type	Hedged Item	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Liabilities
Interest rate contracts:
Pay fixed rate swaps	Cash Flow	Institutional CDs	$550.0	Deposits	$13.8	1.6
Receive fixed rate swaps	Fair Value	Brokered Bullet CDs	210.1	Deposits	3.1	4.7
Receive fixed rate swaps	Fair Value	Callable CDs	5,954.4	Deposits	94.2	13.6
Receive fixed rate swaps	Fair Value	Institutional CDs	25.0	Deposits	(0.9)	27.7

Pay fixed rate swaps	Cash Flow	FHLB advances	1,060.0	Long-term borrowings	38.4	3.3
Pay fixed rate swaps	Cash Flow	Floating rate bank notes	500.0	Long-term borrowings	12.1	2.5
Receive fixed rate swaps	Fair Value	Fixed rate bank notes	100.0	Long-term borrowings	1.2	7.6
Receive fixed rate swaps	Fair Value	Fixed rate bank notes	336.4	Long-term borrowings	(7.7)	7.5
Receive fixed rate swaps	Fair Value	Medium term notes	7.0	Long-term borrowings	0.0	19.4
Total liabilities					$154.2
Net negative fair value impact					$(154.2)

The effect of fair value hedges under the Derivatives and Hedging Topic of the Codification on the Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008 ($ in millions):

Interest rate contracts	Category of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Category of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item
		Three Months Ended September 30,			Three Months Ended September 30,
		2009	2008		2009	2008
	Interest expense:			Interest expense:
	Deposits:			Deposits:
Receive fixed rate swaps	Institutional CDs	$(0.9)	$1.0	Institutional CDs	$1.3	$(0.7)
Receive fixed rate swaps	Callable CDs	284.3	72.5	Callable CDs	(217.7)	(35.4)
Receive fixed rate swaps	Brokered Bullet CDs	4.5	2.6	Brokered Bullet CDs	(2.7)	(1.9)

	Long-term borrowings:			Long-term borrowings:
Receive fixed rate swaps	FHLB advances	5.8	-	FHLB advances	(4.8)	-
Receive fixed rate swaps	Fixed rate bank notes	15.2	5.9	Fixed rate bank notes	(10.3)	(4.3)
Receive fixed rate swaps	Medium term notes	0.1	0.2	Medium term notes	0.1	(0.1)
Receive fixed rate swaps	Other	-	-	Other	(0.1)	(0.1)
	Total	$309.0	$82.2	Total	$(234.2)	$(42.5)

Interest rate contracts	Category of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Category of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item
		Nine Months Ended September 30,			Nine Months Ended September 30,
		2009	2008		2009	2008
	Interest expense:			Interest expense:
	Deposits:			Deposits:
Receive fixed rate swaps	Institutional CDs	$(0.4)	$1.6	Institutional CDs	$1.4	$(0.6)
Receive fixed rate swaps	Callable CDs	125.9	(30.1)	Callable CDs	63.2	92.2
Receive fixed rate swaps	Brokered Bullet CDs	1.5	(1.9)	Brokered Bullet CDs	3.6	3.2

	Long-term borrowings:			Long-term borrowings:
Receive fixed rate swaps	FHLB advances	5.8	-	FHLB advances	(4.8)	-
Receive fixed rate swaps	Fixed rate bank notes	(9.9)	9.1	Fixed rate bank notes	20.0	(5.3)
Receive fixed rate swaps	Medium term notes	0.0	0.1	Medium term notes	0.2	-
Receive fixed rate swaps	Other	-	-	Other	0.1	0.1
	Total	$122.9	$(21.2)	Total	$83.7	$89.6

For the three and nine months ended September 30, 2009 and 2008, respectively, the impact to net interest income due to ineffectiveness was not material.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

The effect of cash flow hedges under the Derivatives and Hedging Topic of the Codification for the three months ended September 30, 2009 and 2008 ($ in millions):

Three Months Ended September 30, 2009	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Category of Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest and fee income
Investment securities - Corporate notes AFS	$(0.4)	$0.1	$(0.3)	Investment securities - Corporate notes AFS	$(0.2)	$0.1	$(0.1)

Interest rate contracts				Interest expense
Deposits:				Deposits:
Institutional CDs	(0.5)	0.2	(0.3)	Institutional CDs	3.1	(1.0)	2.1

Long-term borrowings:				Long-term borrowings:
FHLB advances	(7.3)	2.5	(4.8)	FHLB advances	10.3	(3.6)	6.7
Floating rate bank notes	8.8	(3.1)	5.7	Floating rate bank notes	3.0	(1.0)	2.0
Other	-	-	-	Other (1)	0.1	(0.1)	0.0
	$0.6	$(0.3)	$0.3		$16.3	$(5.6)	$10.7

(1) Represents amortization for the three months ended September 30, 2009 from the termination of swaps.

Three Months Ended September 30, 2008	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Category of Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest and fee income
Loans and leases - Variable rate loans	$-	$-	$-	Loans and leases - Variable rate loans	$-	$-	$-

Interest rate contracts				Interest expense
Deposits:				Deposits:
Institutional CDs	(1.5)	0.6	(0.9)	Institutional CDs	3.4	(1.2)	2.2
Brokered Money Market	(0.1)	-	(0.1)	Brokered Money Market	-	-	-

Long-term borrowings:				Long-term borrowings:
FHLB advances	(9.1)	3.1	(6.0)	FHLB advances	4.9	(1.7)	3.2
Floating rate bank notes	(4.4)	1.5	(2.9)	Floating rate bank notes	3.0	(1.0)	2.0
Other (1)	0.1	-	0.1	Other (1)	0.2	(0.1)	0.1
	$(15.0)	$5.2	$(9.8)		$11.5	$(4.0)	$7.5

(1) Represents amortization for the three months ended September 30, 2008 from the termination of swaps.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

The effect of cash flow hedges under the Derivatives and Hedging Topic of the Codification for the nine months ended September 30, 2009 and 2008 ($ in millions):

Nine Months Ended September 30, 2009	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Category of Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest and fee income
Investment securities - Corporate notes AFS	$0.2	$(0.1)	$0.1	Investment securities - Corporate notes AFS	$(0.3)	$0.1	$(0.2)

Interest rate contracts				Interest expense
Deposits:				Deposits:
Institutional CDs	(0.8)	0.3	(0.5)	Institutional CDs	12.7	(4.4)	8.3

Long-term borrowings:				Long-term borrowings:
FHLB advances	2.0	(0.7)	1.3	FHLB advances	27.2	(9.5)	17.7
Floating rate bank notes	9.9	(3.5)	6.4	Floating rate bank notes	7.8	(2.7)	5.1
Other	-	-	-	Other (1)	0.5	(0.2)	0.3
	$11.3	$(4.0)	$7.3		$47.9	$(16.7)	$31.2

(1) Represents amortization for the nine months ended September 30, 2009 from the termination of swaps.

Nine Months Ended September 30, 2008	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Category of Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest and fee income
Loans and leases - Variable rate loans	$0.5	$(0.2)	$0.3	Loans and leases - Variable rate loans	$0.2	$(0.1)	$0.1

Interest rate contracts				Interest expense
Deposits:				Deposits:
Institutional CDs	(5.8)	2.1	(3.7)	Institutional CDs	10.0	(3.5)	6.5
Brokered Money Market	-	-	-	Brokered Money Market	-	-	-

Long-term borrowings:				Long-term borrowings:
FHLB advances	(12.1)	4.2	(7.9)	FHLB advances	12.0	(4.2)	7.8
Floating rate bank notes	(5.8)	2.0	(3.8)	Floating rate bank notes	6.7	(2.3)	4.4
Other	-	-	-	Other (1)	0.6	(0.2)	0.4
	$(23.2)	$8.1	$(15.1)		$29.5	$(10.3)	$19.2

(1) Represents amortization for the nine months ended September 30, 2008 from the termination of swaps.

The gain recognized in income representing the ineffective portion of the hedging relationships and excluded from the assessment of hedge effectiveness was not material for the three and nine months ended September 30, 2009 and 2008, respectively.  The estimated reclassification from accumulated other comprehensive income related to cash flow hedges in the next twelve months is approximately $67.5 million.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

14. Fair Value of Financial Instruments

The carrying amount and estimated fair values for on and off-balance sheet financial instruments as of September 30, 2009 are presented in the following table.  Derivative financial instruments designated as hedging instruments are included in the book values and fair values presented for the related hedged items.  Derivative financial instruments designated as trading and other free standing derivatives are included in Trading assets and Derivative liabilities.  See Note 3 – Fair Value Measurements and Note 13 – Derivative Financial Instruments and Hedging Activities in Notes to Financial Statements for additional information regarding trading and other free standing derivatives.

	September 30, 2009
	Carrying Amount	Fair Value
	($ in millions)
Financial assets:
Cash and short term investments	$2,280.2	$2,280.2
Trading assets	270.3	270.3
Investment securities available for sale	6,310.1	6,310.1
Investment securities held to maturity	120.1	124.3
Net loans and leases	44,692.6	40,847.8
Interest receivable	176.2	176.2

Financial liabilities:
Deposits	$41,720.4	$42,216.9
Short-term borrowings	1,540.6	1,546.4
Long-term borrowings	7,512.0	7,140.6
Derivative liabilities	232.0	232.0
Interest payable	163.0	163.0

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

Net loans and leases
The fair value of loans and leases was derived from discounted cash flow analyses.  Loans and leases as of  September 30, 2009 were grouped into 1,929 pools based on similar characteristics such as maturity, payment type and payment frequency, rate type and underlying index, recent loan-to-value (LTV) measures and various types of credit indicators such as recent FICO scores and the Corporation’s internal loan rating system.  Credit spreads were

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

derived from observable information wherever possible.  In cases where observable information was not available because of inactive markets or the change in the loan characteristics such as declining collateral values, certain adjustments were judgmentally made to estimate credit spreads consistent with the manner the Corporation believes market participants would assess the fair value of the loan pool.  The Corporation has estimated that increasing or decreasing the credit spreads by the equivalent of a 2 credit rating adjustment could affect the aggregate fair value of the loans and leases by approximately $0.6 billion or 1.4% of the net carrying value of total loans and leases at September 30, 2009.  The fair value of loans held for sale is based on the expected sales price.  At September 30, 2009, the fair value of net loans and leases is considered Level 2 and Level 3 in the fair value hierarchy.

Deposits

The fair value for demand deposits or any interest bearing deposits with no fixed maturity date is considered to approximate the carrying value.  Time deposits with defined maturity dates are considered to have a fair value which approximates the book value if the maturity date was within three months of the measurement date.  The remaining time deposits are assigned fair values based on a discounted cash flow analysis using discount rates that approximate interest rates currently being offered on time deposits with comparable maturities.  At September 30, 2009, the fair value of deposits is considered Level 2 in the Fair Value Hierarchy.

Borrowings

Short-term borrowings are generally carried at cost that approximates fair value.  Long-term debt is valued using discounted cash flow analysis with discount curves developed using several methods.  Wherever possible, the Corporation uses pricing from industry accepted services or recently observed transactions in the Corporation’s long-term debt to develop the discounting curves.  The observed transactions are between unaffiliated parties where there has been sufficient transaction volume to conclude that the observed pricing is representative of the fair value of the long-term debt obligation.  In the absence of representative observed transactions, the Corporation develops discount curves based on current incremental borrowing rates for similar types of arrangements.  The fair value of borrowings is considered Level 2 in the Fair Value Hierarchy.

Off-Balance Sheet Financial Instruments

Fair values of off-balance sheet financial instruments have been estimated based on the equivalent fees, net of expenses, that would be charged for similar contracts and customers at September 30, 2009 ($ in millions):

September 30, 2009
Loan commitments	$13.2
Commercial letters of credit	0.2
Capital support agreement	3.2
Standby letters of credit	9.5

15.	Postretirement Health Plan

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

Net periodic postretirement benefit cost for the three and nine months ended September 30, 2009 and 2008 included the following components ($000’s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$235	$238	$704	$714
Interest cost on APBO	980	983	2,939	2,951
Expected return on plan assets	(396)	(435)	(1,187)	(1,305)
Prior service amortization	(560)	(593)	(1,678)	(1,779)
Actuarial loss amortization	210	76	629	226
Net periodic postretirement benefit cost	$469	$269	$1,407	$807

Benefit payments and expenses, net of participant contributions, for the three and nine months ended September 30, 2009 amounted to $1.2 million and $3.6 million, respectively.

The funded status, which is the accumulated postretirement benefit obligation net of fair value of plan assets, as of September 30, 2009 is as follows ($000’s):

Total funded status, December 31, 2008	$(36,576)
Service cost	(704)
Interest cost on APBO	(2,939)
Expected return on plan assets	1,187
Employer contributions/payments	3,593
Subsidy (Medicare Part D)	(585)
Total funded status, September 30, 2009	$(36,024)

16.	Business Segments

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

Total Revenues by type in Others consist of the following ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Capital Markets Division	$13.1	$9.6	$39.3	$36.0
National Consumer Banking Division	45.3	36.7	125.4	97.4
Administrative & Other	13.7	5.5	62.7	59.3
Other	59.9	65.3	196.2	202.5
Total	$132.0	$117.1	$423.6	$395.2

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

	Three Months Ended September 30, 2009 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$234.1	$181.4	$18.4	$(82.6)	$55.2	$(12.0)	$(5.8)	$388.7
Provision for loan and lease losses	304.2	158.7	14.0	-	101.8	-	-	578.7
Net interest income after provision for loan and lease losses	(70.1)	22.7	4.4	(82.6)	(46.6)	(12.0)	(5.8)	(190.0)
Other income	11.2	49.4	68.6	69.6	76.8	37.6	(85.3)	227.9
Other expense	77.0	211.0	66.7	10.5	100.2	29.3	(85.7)	409.0
Income before income taxes	(135.9)	(138.9)	6.3	(23.5)	(70.0)	(3.7)	(5.4)	(371.1)
Provision (benefit) for income taxes	(54.3)	(55.6)	2.4	(9.4)	(24.4)	(1.0)	(5.8)	(148.1)
Net income	(81.6)	(83.3)	3.9	(14.1)	(45.6)	(2.7)	0.4	(223.0)
Less: Noncontrolling interest	-	-	-	-	-	-	(0.4)	(0.4)
Segment income	$(81.6)	$(83.3)	$3.9	$(14.1)	$(45.6)	$(2.7)	$-	$(223.4)

Identifiable assets	$23,764.4	$16,855.2	$1,704.9	$8,804.6	$7,666.4	$1,196.1	$(1,446.3)	$58,545.3

	Three Months Ended September 30, 2008 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$191.2	$194.2	$15.4	$21.6	$39.4	$(14.4)	$(6.7)	$440.7
Provision for loan and lease losses	97.2	62.3	1.7	-	(6.2)	-	-	155.0
Net interest income after provision for loan and lease losses	94.0	131.9	13.7	21.6	45.6	(14.4)	(6.7)	285.7
Other income	28.2	47.4	73.2	12.0	77.7	29.3	(84.0)	183.8
Other expense	64.7	173.8	79.6	5.0	92.6	28.3	(84.2)	359.8
Income before income taxes	57.5	5.5	7.3	28.6	30.7	(13.4)	(6.5)	109.7
Provision (benefit) for income taxes	23.0	2.2	2.9	11.4	(1.2)	(5.2)	(6.7)	26.4
Net income	34.5	3.3	4.4	17.2	31.9	(8.2)	0.2	83.3
Less: Noncontrolling interest	-	-	-	-	-	-	(0.2)	(0.2)
Segment income	$34.5	$3.3	$4.4	$17.2	$31.9	$(8.2)	$-	$83.1

Identifiable assets	$25,948.9	$18,826.5	$1,544.2	$8,476.2	$8,892.4	$1,418.7	$(1,606.0)	$63,500.9

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

	Nine Months Ended September 30, 2009 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$648.4	$521.0	$48.3	$(130.8)	$166.0	$(51.0)	$(19.6)	$1,182.3
Provision for loan and lease losses	652.0	609.1	30.5	-	384.0	-	-	1,675.6
Net interest income after provision for loan and lease losses	(3.6)	(88.1)	17.8	(130.8)	(218.0)	(51.0)	(19.6)	(493.3)
Other income	52.6	153.0	202.0	141.0	257.6	123.5	(258.0)	671.7
Other expense	204.2	601.2	192.3	39.6	301.1	89.6	(259.2)	1,168.8
Income before income taxes	(155.2)	(536.3)	27.5	(29.4)	(261.5)	(17.1)	(18.4)	(990.4)
Provision (benefit) for income taxes	(62.1)	(214.5)	11.2	(11.8)	(154.0)	(16.5)	(19.6)	(467.3)
Net income	(93.1)	(321.8)	16.3	(17.6)	(107.5)	(0.6)	1.2	(523.1)
Less: Noncontrolling interest	-	-	-	-	-	-	(1.2)	(1.2)
Segment income	$(93.1)	$(321.8)	$16.3	$(17.6)	$(107.5)	$(0.6)	$-	$(524.3)

Identifiable assets	$23,764.4	$16,855.2	$1,704.9	$8,804.6	$7,666.4	$1,196.1	$(1,446.3)	$58,545.3

	Nine Months Ended September 30, 2008 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$574.7	$587.9	$44.5	$42.9	$126.1	$(36.9)	$(20.5)	$1,318.7
Provision for loan and lease losses	987.0	196.0	7.2	-	(2.9)	-	-	1,187.3
Net interest income after provision for loan and lease losses	(412.3)	391.9	37.3	42.9	129.0	(36.9)	(20.5)	131.4
Other income	79.1	139.2	225.3	34.1	269.1	88.5	(253.2)	582.1
Other expense	210.6	510.6	206.1	13.2	293.1	75.8	(253.9)	1,055.5
Income before income taxes	(543.8)	20.5	56.5	63.8	105.0	(24.2)	(19.8)	(342.0)
Provision (benefit) for income taxes	(217.5)	8.2	22.7	25.5	10.7	(7.4)	(20.5)	(178.3)
Net income	(326.3)	12.3	33.8	38.3	94.3	(16.8)	0.7	(163.7)
Less: Noncontrolling interest	-	-	-	-	-	-	(0.7)	(0.7)
Segment income	$(326.3)	$12.3	$33.8	$38.3	$94.3	$(16.8)	$-	$(164.4)

Identifiable assets	$25,948.9	$18,826.5	$1,544.2	$8,476.2	$8,892.4	$1,418.7	$(1,606.0)	$63,500.9

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

17.	Guarantees

Standby Letters of Credit

Standby letters of credit are contingent commitments issued by the Corporation to support the obligations of a customer to a third party and to support public and private financing, and other financial or performance obligations of customers.  Standby letters of credit have maturities that generally reflect the maturities of the underlying obligations.  The credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers.  If deemed necessary, the Corporation holds various forms of collateral to support the standby letters of credit.  The gross amount of standby letters of credit issued at September 30, 2009 was $2.6 billion.  Of the amount outstanding at September 30, 2009, standby letters of credit conveyed to others in the form of participations amounted to $101.9 million.  Since many of the standby letters of credit are expected to expire without being drawn upon, the amounts outstanding do not necessarily represent future cash requirements.  At September 30, 2009, the estimated fair value associated with letters of credit amounted to $9.5 million.

Securities Lending

As described in Note 24 – Guarantees, in Notes to Consolidated Financial Statements in Item 8 of the 2008 10-K, as part of securities custody activities and at the direction of trust clients, the Corporation’s Wealth Management segment lends securities owned by its clients to borrowers who have been evaluated for credit risk in a manner similar to that employed in making lending decisions.  In connection with these activities, Marshall & Ilsley Trust Company N.A. has issued an indemnification against loss resulting from the default by a borrower under the master securities loan agreement due to the failure of the borrower to return loaned securities when due.  The borrowing party is required to fully collateralize securities received with cash or marketable securities.  As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest and the collateral is revalued on a daily basis.  The amount of securities loaned subject to indemnification was $7.5 billion at September 30, 2009, $8.2 billion at December 31, 2008 and $7.8 billion at September 30, 2008.  Because of the requirement to fully collateralize the securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected on the Consolidated Balance Sheets at September 30, 2009, December 31, 2008 and September 30, 2008, related to these indemnifications.

Capital Support Agreement

Certain entities within the Wealth Management segment are the investment advisor and trustee of the M&I Employee Benefit Stable Principal Fund (“SPF”).  The SPF periodically participates in securities lending activities. Although not obligated to do so, the Corporation entered into a capital support agreement with SPF that replaced all prior agreements.  Under the terms of the current agreement, the Corporation would be required to contribute capital, under certain specific and defined circumstances and not to exceed $50.0 million in the aggregate and for no consideration, should certain asset loss events occur.  The agreement expires December 31, 2009 and contains terms that provide for three month renewals with all of the significant terms, including maximum contribution limits, remaining unchanged.  At September 30, 2009, the estimated fair value of the contingent liability under the agreement that is recorded within other liabilities in the Consolidated Balance Sheet amounted to $3.2 million.  As of November 9, 2009, no contributions have been made under the agreement.

Visa Litigation Update

As permitted under the by-laws of Visa, during the second quarter of 2009 the Corporation sold its 998,826 shares of Visa Class B common stock.  In conjunction with the sale, the Corporation re-affirmed its responsibilities to Visa under Visa’s retrospective responsibility plan (the “plan”) which was discussed in Note 24 - Guarantees, in Notes to Consolidated Financial Statements in Item 8 of the 2008 10-K.

On June 30, 2009, Visa announced that it had decided to deposit $700 million into the litigation escrow account previously established under the plan. Despite the funding, Visa did not disclose any updates about the litigation matters that would change the Corporation’s estimate of the fair value of the litigation settlement amount.  As a result of the deposit, the conversion ratio of Visa Class B common stock to Visa Class A common stock was revised to 0.5824.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2009 & 2008 (Unaudited)

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

19.	Subsequent Events

On October 15, 2009, the Corporation announced that its Board of Directors declared the fourth quarter cash dividend of $0.01 per share on its common stock.

In addition, the Board of Directors declared a regular quarterly cash dividend of $21.4 million in the aggregate on its Senior Preferred Stock, Series B.  The Senior Preferred Stock, Series B was purchased from the Corporation by the U.S. Treasury as part of the U.S. Treasury’s Capital Purchase Program.  The Preferred Stock dividend is payable on November 16, 2009, to the shareholder of record at the close of business on November 1, 2009.

On October 27, 2009, the Corporation announced the closing of its public offering of 156.4 million shares of its $1.00 par value common stock at $5.75 per share.  The 156.4 million shares included 20.4 million shares issued pursuant to an option granted to the underwriters by the Corporation, which was exercised in full.  The proceeds, net of underwriting discounts and commissions and offering expenses, from the offering amounted to $863.3 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS
($000’s)

	Three Months Ended September 30,
	2009	2008
Assets
Cash and due from banks	$738,614	$892,191
Trading assets	250,721	144,359
Short-term investments	1,791,184	386,349
Investment securities:
Taxable	5,267,613	6,386,679
Tax-exempt	987,665	1,122,791
Total investment securities	6,255,278	7,509,470
Loans and leases:
Loans and leases, net of unearned income	47,137,444	50,032,072
Allowance for loan and lease losses	(1,358,629)	(1,083,283)
Net loans and leases	45,778,815	48,948,789
Premises and equipment, net	573,302	532,728
Accrued interest and other assets	3,856,743	4,650,044
Total Assets	$59,244,657	$63,063,930

Liabilities and Equity
Deposits:
Noninterest bearing	$7,861,948	$5,908,790
Interest bearing	33,474,035	33,779,664
Total deposits	41,335,983	39,688,454
Federal funds purchased and security repurchase agreements	1,038,750	3,156,595
Other short-term borrowings	835,738	3,257,868
Long-term borrowings	8,387,033	9,653,290
Accrued expenses and other liabilties	993,907	773,337
Total Liabilities	52,591,411	56,529,544
Equity
Marshall & Ilsley Corporation shareholders' equity	6,642,447	6,524,471
Noncontrolling interest in subsidiaries	10,799	9,915
Total Equity	6,653,246	6,534,386
Total Liabilities and Equity	$59,244,657	$63,063,930

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS
($000’s)

	Nine Months Ended September 30,
	2009	2008
Assets
Cash and due from banks	$762,948	$908,065
Trading assets	471,053	161,509
Short-term investments	944,544	363,150
Investment securities:
Taxable	6,038,210	6,534,247
Tax-exempt	1,042,590	1,183,490
Total investment securities	7,080,800	7,717,737
Loans and leases:
Loans and leases, net of unearned income	48,599,744	49,526,053
Allowance for loan and lease losses	(1,322,163)	(775,375)
Net loans and leases	47,277,581	48,750,678
Premises and equipment, net	571,603	521,133
Accrued interest and other assets	3,755,068	4,546,792
Total Assets	$60,863,597	$62,969,064

Liabilities and Equity
Deposits:
Noninterest bearing	$7,237,883	$5,788,737
Interest bearing	33,055,263	33,037,533
Total deposits	40,293,146	38,826,270
Federal funds purchased and security repurchase agreements	1,571,369	3,238,550
Other short-term borrowings	2,349,554	3,303,824
Long-term borrowings	9,128,171	9,770,371
Accrued expenses and other liabilties	1,051,938	981,861
Total Liabilities	54,394,178	56,120,876
Equity
Marshall & Ilsley Corporation shareholders' equity	6,458,849	6,838,276
Noncontrolling interest in subsidiaries	10,570	9,912
Total Equity	6,469,419	6,848,188
Total Liabilities and Equity	$60,863,597	$62,969,064

OVERVIEW

For the three months ended September 30, 2009, the net loss attributable to the Corporation’s common shareholders amounted to $248.4 million or $0.68 per diluted common share compared to net income attributable to the Corporation’s common shareholders of $83.1 million or $0.32 per diluted common share for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, the net loss attributable to common shareholders amounted to $599.3 million or $1.97 per diluted common share compared to the net loss attributable to common shareholders of $164.4 million or $0.63 per diluted common share for the nine months ended September 30, 2008.

The net loss attributable to the Corporation’s common shareholders for the three and nine months ended September 30, 2009 includes $25 million and $75 million, or $0.07 and $0.25 per diluted common share, respectively, for dividends on the Senior Preferred Stock, Series B (the “Senior Preferred Stock”) issued to the United States Department of the Treasury (the “UST”) in the fourth quarter of 2008 under the UST’s Capital Purchase Program (the “CPP”).

Consistent with recent quarters, credit quality-related charges were the primary driver of the Corporation’s financial performance.  For the three months ended September 30, 2009, the provision for loan and lease losses amounted to $578.7 million, which on an after-tax basis was approximately $370.1 million or $1.01 per diluted common share.  For the nine months ended September 30, 2009, the provision for loan and lease losses amounted to $1,675.6 million, which on an after-tax basis was approximately $1,061.2 million or $3.49 per diluted common share.  For the three months ended September 30, 2008, the provision for loan and lease losses amounted to $155.0 million, which on an after-tax basis was approximately $99.1 million or $0.38 per diluted common share.  For the nine months ended September 30, 2008, the provision for loan and lease losses amounted to $1,187.3 million, which on an after-tax basis was approximately $759.4 million or $2.93 per diluted common share. Post-transfer write-downs associated with loans available for sale (other than mortgage loans originated for sale) are reported as a reduction of other income in the Consolidated Statements of Income and amounted to $18.1 million which on an after-tax basis was approximately $11.4 million or $0.03 per diluted common share for the three months ended September 30, 2009.  For the nine months ended September 30, 2009, post-transfer write-downs associated with loans available for sale amounted to $29.7 million which on an after-tax basis was approximately $18.7 million or $0.06 per diluted common share.

The provision for loan and lease losses for the three and nine months ended September 30, 2009 included approximately $185.0 million for loans to certain bank holding companies. Charge-offs related to those loans to bank holding companies amounted to $157.8 million for the three and nine months ended September 30, 2009. Approximately 75% of these loans were current as of September 30, 2009.

Nonaccrual loans and leases at September 30, 2009, which the Corporation refers to as nonperforming loans, increased $723.1 million since December 31, 2008 and amounted to $2,250.1 million at September 30, 2009. However, nonperforming loans at September 30, 2009 decreased by $166.0 million or 6.9% from June 30, 2009.  This is the first linked-quarter decline in nonperforming loans in four years. The elevated levels of nonperforming loans reflects the recessionary economy, which includes higher levels of unemployment, and the weak national real estate markets. In addition, the amount of impairment, which affects charge-offs and the level of the allowance for loans and leases, remained elevated due to the depressed state of underlying real estate collateral values. The decrease in nonperforming loans at September 30, 2009 reflects the effects of the Corporation’s actions taken to reduce the levels of nonperforming loans and the decline in new nonperforming loans during the third quarter of 2009. Compared to the second quarter of 2009, the amount of new loans and leases that went into nonperforming status in the third quarter of 2009 decreased by approximately $463 million or 35.5%.  As a result, the ratio of nonperforming loans and leases to total loans and leases declined to 4.88% at September 30, 2009.  In addition, early stage loan delinquencies (those loans delinquent 30-89 days) decreased by $217.7 million or 20.5%, from June 30, 2009 to September 30, 2009. While the direction of these credit quality metrics this quarter may be an indication of stabilization in some geographies and markets, management recognizes the economy remains fragile and that it may be too early to expect that this quarter’s experience is indicative of the start of a longer-term trend.

The Corporation continued to employ a variety of strategies to mitigate and reduce its loan loss exposures such as loan sales and restructuring loan terms to lessen the financial stress and the probability of foreclosure for qualifying customers that have demonstrated the capacity and ability to repay their debt obligations in a manner that serves the best interests of both the customer and the Corporation.  Troubled debt restructurings, which the Corporation refers to as renegotiated loans, increased $116.7 million since June 30, 2009 and amounted to $935.3 million at September 30, 2009. At September 30, 2009, renegotiated residential real estate, residential construction by individuals, residential land and other consumer-related renegotiated loans amounted to $619.3 million or 66.2% of total  renegotiated loans.

The allowance for loans and leases amounted to $1,413.7 million or 3.07% of total loans and leases outstanding at September 30, 2009 compared to $1,367.8 million or 2.84% at June 30, 2009 and $1,031.5 million or 2.05% at September 30, 2008.  Net charge-offs amounted to $532.7 million or 4.48% of average loans and leases for the three months ended September 30, 2009 compared to $152.3 million or 1.21% of average loans and leases for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, net charge-offs amounted to $1,464.0 million or 4.03% of average loans and leases compared to $684.1 million or 1.85% of average loans and leases for the nine months ended September 30, 2008. As previously discussed, net charge-offs for the three and nine months ended September 30, 2009 include the charge-offs related to loans to certain bank holding companies.

The Corporation continued to experience elevated levels of expenses due to the increase in operating costs associated with collection efforts and carrying nonperforming assets.  The estimated expense associated with collection efforts and carrying nonperforming assets, net of related revenue, amounted to $66.0 million for the third quarter of 2009 compared to $16.6 million for the third quarter of 2008, an increase of $49.4 million. On an after-tax basis that net expense increase was approximately $31.1 million or $0.08 per diluted common share. For the nine months ended September 30, 2009, the estimated expense associated with collection efforts and carrying nonperforming assets, net of related revenue, amounted to $149.4 million compared to $60.2 million for the nine months ended September 30, 2008, an increase of $89.2 million. On an after-tax basis that net expense increase over the comparative nine months was approximately $56.2 million or $0.18 per diluted common share.

Slowing loan growth, declining asset yields, competitive deposit pricing in the low interest rate environment, elevated levels of nonperforming loans and the decision to maintain higher levels of liquid assets, resulted in lower net interest income in the third quarter and nine months ended September 30, 2009 compared to the third quarter and nine months ended September 30, 2008. Equity market volatility along with downward pressure in the equity markets resulted in lower wealth management revenue in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008.  Mortgage loan closings, primarily due to re-financings, and increased sales of those loans to the secondary market resulted in mortgage banking revenue growth in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. During the third quarter of 2009, the Corporation continued to re-acquire and extinguish both bank holding company and banking affiliate long-term borrowings. Gain on termination of debt contributed $0.10 per diluted common share in the third quarter of 2009 and contributed $0.14 per diluted common share for the nine months ended September 30, 2009.

Net investment securities gains and losses were not significant in the three months ended September 30, 2009 and 2008. During the second quarter of 2009, the Corporation sold United States government agency investment securities and sold its Visa, Inc. (“Visa”) Series B common stock.  During the first quarter of 2008, the Corporation also recognized gains related to Visa Series B common stock.

As previously discussed, operating expense growth for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 was predominantly driven by the increases in the costs associated with collection efforts and carrying nonperforming assets as well as other credit-related expenses. Operating expenses for the nine months ended September 30, 2009 include the Federal Deposit Insurance Corporation (“FDIC”) special assessment related to insurance on deposits that was levied in the second quarter of 2009 in addition to the increase related to regular insurance premiums for insurance on deposits experienced throughout 2009. Operating expenses for the three and nine months ended September 30, 2008 included approximately $15.0 million of expenses and losses associated with securities lending. Operating expenses for the nine months ended September 30, 2008 included approximately $12.2 million of expense reversal associated with the Corporation’s indemnification obligations in connection with the Visa litigation. Operating expenses, excluding the expenses associated with collection efforts and carrying nonperforming assets and other credit-related costs, expenses and losses associated with securities lending, FDIC insurance expense, and the reversal of the Visa litigation accrual in the first quarter of 2008, declined approximately 3.5% in the nine months ended September 30, 2009 compared to the same period in 2008.  That decline reflects lower incentive compensation and the impact of the expense reduction initiatives announced in the Corporation’s fourth quarter 2008 earnings release.

For the nine months ended September 30, 2009, tax benefits that reduced the Corporation’s reported loss amounted to $69.0 million, or $0.23 per diluted common share. For the nine months ended September 30, 2008, tax benefits that reduced the Corporation’s reported loss amounted to $20.0 million, or $0.08 per diluted common share.

At September 30, 2009, the Corporation’s Tier 1 regulatory capital ratio was 9.61% or $1,847.0 million in excess of well capitalized under the Federal Reserve Board’s regulatory framework.  To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%.

On October 27, 2009, the Corporation announced the closing of its public offering of 156.4 million shares of its $1.00 par value common stock at $5.75 per share.  The 156.4 million shares included 20.4 million shares issued pursuant to an option granted to the underwriters by the Corporation, which was exercised in full.  The proceeds, net of underwriting discounts and commissions and offering expenses, from the offering amounted to $863.3 million.

With regard to the outlook for the remainder of 2009, the low interest rate environment together with the numerous other factors that impact net interest income and the net interest margin have made it very difficult to project the net interest margin with a reasonable degree of certainty.  Management believes that the net interest margin will be relatively stable and comparable with the net interest margin reported for the third quarter of 2009 in the near term with potential opportunities for longer-term net interest margin growth.

Commercial and industrial loans continued to contract in the third quarter of 2009 compared to the second quarter of 2009.  Commercial and industrial loan balances are expected to decrease in 2009 compared to 2008.  Construction and development loans are expected to continue to contract as the Corporation reduces its concentration in these types of loans to its corporate goal of 10% of total loans and leases.  At September 30, 2009, construction and development loans were 13.7% of total loans and leases outstanding, which is down from the peak at September 30, 2007, when construction and development loans were 22.6% of total loans and leases outstanding.  Commercial real estate loan balances in 2009 compared to 2008 is expected to be unchanged.  Wealth management revenue will continue to be affected by market volatility and direction.

Management expects the prevailing economic and difficult real estate market conditions will last well into 2010 in many of the Corporation’s markets.  The Corporation expects that the bulk of the credit quality issues related to Florida have been realized and that the level of new larger construction loans placed on nonaccrual are likely to have peaked in Arizona. A weak and unstable economy and elevated levels of unemployment have resulted in increased stress in consumer loans, particularly residential real estate loans and home equity loans and lines of credit. Based on these factors, nonaccrual consumer loans are expected to increase. As a result of these offsetting trends, total nonperforming loans and leases may continue to stabilize or decrease. Management expects the provision for loan and lease losses will continue to be at elevated levels due to the recessionary economy and weak national real estate markets.  The credit environment and underlying collateral values continue to be rapidly changing and as a result, there are numerous unknown factors at this time that will ultimately affect the timing and amount of nonperforming loans and leases, net charge-offs and the provision for loan and lease losses that will be recognized in the remainder of 2009. The timing and amount of charge-offs will continue to be influenced by the Corporation’s strategies for managing its nonperforming loans and leases.

The Corporation’s actual results for the remainder of 2009 could differ materially from those expected by management.  See “Forward-Looking Statements” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1A in Part II of this Report for a discussion of the various risk factors that could cause actual results to differ materially from expected results.

OTHER NOTEWORTHY TRANSACTIONS AND EVENTS

Subsequent Event

On October 27, 2009, the Corporation announced the closing of its public offering of 156.4 million shares of its $1.00 par value common stock at $5.75 per share.  The 156.4 million shares included 20.4 million shares issued pursuant to an option granted to the underwriters by the Corporation, which was exercised in full.  The proceeds, net of underwriting discounts and commissions and offering expenses, from the offering amounted to $863.3 million. The Corporation intends to use the net proceeds of this offering for general corporate purposes and may contribute some portion of the net proceeds to the capital of its subsidiaries, which will use these contributions for their general corporate purposes.  The Corporation may also use a portion of the net proceeds of this offering to repurchase portions of its outstanding indebtedness from time to time in the future, to the extent the Corporation determines that market conditions are favorable for doing so.  In addition, to the extent that the Corporation’s Board of Directors determines at a future date that it is in the best interests of the Corporation and its shareholders, the Corporation may elect to repurchase a portion of the Senior Preferred Stock which repurchase may be funded in whole or in part by the remaining net proceeds of the offering.  Any repurchase of the Senior Preferred Stock would be subject to consultation with and approval by the Corporation’s banking regulators.

Some of the other more noteworthy transactions and events that occurred in the nine months ended September 30, 2009 and 2008, by quarter, consisted of the following:

Third Quarter 2009

The Corporation continued to re-acquire and extinguish both bank holding company and banking affiliate long-term borrowings. During the third quarter of 2009, the Corporation re-acquired and extinguished long-term borrowings with a par value of $548.4 million. The gain on termination of debt amounted to $56.1 million.  On an after-tax basis, the gain on termination of debt amounted to $35.4 million or $0.10 per diluted common share.

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

On June 17, 2009, the Corporation announced the closing of its public offering of 100.0 million shares of its $1.00 par value common stock at $5.75 per share.  The 100.0 million shares include 13.0 million shares issued pursuant to an option granted to the underwriters by the Corporation, which was exercised in full.  The proceeds, net of underwriting discounts and commissions and offering expenses, from the offering amounted to $551.8 million.  In addition, under the initial shelf registration, the Corporation issued 670,300 shares of its common stock valued at $4.5 million, net of underwriting discounts and commissions and offering expenses, during the quarter.

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

Certain entities within the wealth management segment are the investment advisor and trustee of the M&I Employee Benefit Stable Principal Fund (“SPF”).  The SPF periodically participates in securities lending activities.  Although not obligated to do so, during the third quarter of 2008, M&I Trust entered into a capital support agreement with SPF due to volatile market conditions. At September 30, 2008, the estimated fair value of the contingent liability under the agreement that was recorded within other liabilities in the consolidated balance sheet and corresponding expense which was reported in the line Other within Other Expense in the Consolidated Statements of Income amounted to $6.6 million.

On an after-tax basis, these losses and charges in the aggregate amounted to $9.1 million or $0.04 per diluted common share.

First Quarter 2008

On January 2, 2008, the Corporation completed its acquisition of First Indiana Corporation.

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

Net interest income for the third quarter of 2009 amounted to $388.7 million compared to $440.6 million reported for the third quarter of 2008, a decrease of $51.9 million or 11.8%.  For the nine months ended September 30, 2009, net interest income amounted to $1,182.3 million compared to $1,318.7 million for the nine months ended September 30, 2008, a decrease of $136.4 million or 10.3%.  During the past year, net interest income has been under pressure as interest rates on earning assets have declined more rapidly than the rates paid for interest bearing liabilities.  The Corporation’s inability to continue to lower deposit pricing in the low interest rate environment due to competition for deposits has contributed to lower net interest income.  In addition, net interest income has been compressed as a result of higher levels of nonperforming loans and leases, interest rate concessions associated with renegotiated loans and management’s decision to maintain higher levels of liquid assets.

Average earning assets decreased $2.6 billion or 4.5% in the third quarter of 2009 compared to the third quarter of 2008.  Average loans and leases decreased $2.9 billion or 5.8% and average investment securities decreased $1.3 billion or 16.7% in the third quarter of 2009 compared to the third quarter of 2008.  Average short-term investments increased $1.4 billion in the third quarter of 2009 compared to the third quarter of 2008 which reflects management’s decision to maintain higher levels of liquid assets.

Average interest bearing liabilities amounted to $43.7 billion for the third quarter of 2009, a decrease of $6.1 billion or 12.3% compared to the third quarter of 2008.  Average interest bearing deposits decreased $0.3 billion or 0.9% in the third quarter of 2009 compared to the third quarter of 2008.  Average short-term borrowings decreased $4.5 billion or 70.8% in the third quarter of 2009 compared to the same period in 2008.  Average long-term borrowings decreased $1.3 billion or 13.1% in the third quarter of 2009 compared to the third quarter of 2008.  During the third quarter of 2009, the Corporation re-acquired and extinguished $548.4 million (par value) of long-term borrowings.

Average noninterest bearing deposits increased approximately $2.0 billion or 33.1% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

For the nine months ended September 30, 2009, average earning assets amounted to $57.1 billion compared to $57.8 billion for the nine months ended September 30, 2008, a decrease of $0.7 billion or 1.2%. Average loans and leases decreased $0.9 billion or 1.9% and average investment securities decreased $0.7 billion or 8.3% in the nine months ended September 30, 2009 over the nine months ended September 30, 2008. Average trading assets and other short-term investments increased $0.9 billion.

Average interest bearing liabilities decreased $3.2 billion or 6.6% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Average short-term borrowings declined $2.6 billion or 40.1% in the nine months ended September 30, 2009 compared to the same period in 2008.  Average long-term borrowings decreased $0.6 billion or 6.6% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  During the nine months ended September 30, 2009, the Corporation re-acquired and extinguished approximately $809.2 million (par value) of long-term borrowings.

For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, average noninterest bearing deposits increased $1.4 billion or 25.0%.

The growth and composition of the Corporation’s quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table ($ in millions):

Consolidated Average Loans and Leases

	2009			2008		Growth Percent
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Annual		Prior Quarter
Commercial:
Commercial	$13,667	$14,404	$14,745	$14,888	$15,002	(8.9	) %	(5.1	) %
Commercial lease financing	497	522	547	534	511	(2.6)		(4.6)
Total commercial loans and leases	14,164	14,926	15,292	15,422	15,513	(8.7)		(5.1)

Commercial real estate	13,844	13,549	12,872	12,203	11,942	15.9		2.2

Residential real estate	5,263	5,695	5,768	5,675	5,631	(6.5)		(7.6)

Construction and development:
Commercial
Construction	2,860	3,290	3,966	4,577	4,433	(35.5)		(13.1)
Land	922	898	854	913	986	(6.5)		2.7
Commercial construction and development	3,782	4,188	4,820	5,490	5,419	(30.2)		(9.7)
Residential
Construction by individuals	500	690	834	938	1,009	(50.4)		(27.6)
Land	1,851	2,016	2,094	2,200	2,254	(17.9)		(8.2)
Construction by developers	520	693	923	1,158	1,275	(59.3)		(25.0)
Residential construction and development	2,871	3,399	3,851	4,296	4,538	(36.7)		(15.5)
Total construction and development	6,653	7,587	8,671	9,786	9,957	(33.2)		(12.3)

Personal:
Home equity loans and lines of credit	4,844	4,969	5,064	5,071	5,027	(3.6)		(2.5)
Other personal loans	2,200	1,959	1,942	1,878	1,766	24.6		12.3
Personal lease financing	169	190	207	211	196	(13.9)		(10.8)
Total personal loans and leases	7,213	7,118	7,213	7,160	6,989	3.2		1.3

Total consolidated average loans and leases	$47,137	$48,875	$49,816	$50,246	$50,032	(5.8	) %	(3.6	) %
Total consolidated average loans and leases excluding total construction and development	$40,484	$41,288	$41,145	$40,460	$40,075	1.0%		(1.9	) %

Total consolidated average loans and leases decreased approximately $2.9 billion or 5.8% in the third quarter of 2009 compared to the third quarter of 2008.  For the nine months ended September 30, 2009, total consolidated average loans and leases declined $0.9 billion or 1.9% compared to total consolidated average loans and leases for the nine months ended September 30, 2008.

Total average commercial loans and leases declined $1.3 billion or 8.7% in the third quarter of 2009 compared to the third quarter of 2008.  Compared to the second quarter of 2009, total average commercial loans and leases decreased $0.8 billion or 5.1%.  For the nine months ended September 30, 2009, total average commercial loans and leases amounted to $14.8 billion compared to $15.3 billion for the nine months ended September 30, 2008, a decrease of $0.5 billion or 3.6%.  The weak economy has resulted in commercial customers reducing expenses and paying down their debt, delaying capital expenditures and reducing working capital demand.  Management expects year-over-year commercial loans and leases will decrease in 2009 compared to 2008.

Total average commercial real estate loan growth was $1.9 billion or 15.9% in the third quarter of 2009 compared to the third quarter of 2008.  Compared to the second quarter of 2009, total average commercial real estate loans increased $0.3 billion or 2.2%.  For the nine months ended September 30, 2009, total average commercial real estate loans amounted to $13.4 billion compared to $11.7 billion for the nine months ended September 30, 2008, an increase of $1.7 billion or 14.6%.  A portion of this growth represents the migration of construction loans to commercial real estate loans once construction is completed.  As a result of the commercial real estate lending environment, the Corporation has provided more interim financing for post-construction loans than it has historically and expects this trend to continue until such time as the liquidity in the commercial real estate lending environment normalizes.  The Corporation continues to experience slowing in new construction and development activity and to some extent throughout its commercial real estate business in response to the weak economy.

Total average residential real estate loans declined $0.4 billion or 6.5% in the third quarter of 2009 compared to the third quarter of 2008.  Compared to the second quarter of 2009, total average residential real estate loans decreased $0.4 billion or 7.6%.  For the nine months ended September 30, 2009, total average residential real estate loans amounted to $5.6 billion compared to approximately $5.4 billion for the nine months ended September 30, 2008, an increase of $0.2 billion or 2.3%.  From a production standpoint, residential real estate loan closings in the third quarter of 2009 were $0.5 billion compared to $1.1 billion in the second quarter of 2009 and $0.5 billion in the third quarter of 2008.  For the nine months ended September 30, 2009, residential real estate loan closings were $2.3 billion compared to $2.8 billion for the same period in 2008. Approximately 73% of new mortgage volumes in the nine months ended September 30, 2009 were associated with re-financings due to low interest rates. In 2009, the Corporation sold substantially all of its residential real estate production in the secondary market. For the three months ended September 30, 2009 and 2008, real estate loans sold to investors amounted to $0.8 billion and $0.3 billion, respectively.  For the nine months ended September 30, 2009 and 2008, real estate loans sold to investors amounted to $2.6 billion and $1.2 billion, respectively. At September 30, 2009 and 2008, the Corporation had approximately $59.0 million and $19.0 million, respectively, of residential mortgage loans and home equity loans which were originated for sale and are held for sale.  Gains from the sale of mortgage loans amounted to $11.8 million in the third quarter of 2009 compared to $4.5 million in the third quarter of 2008.  For the nine months ended September 30, 2009, gains from the sale of mortgage loans amounted to $38.3 million compared to $18.6 million for the nine months ended September 30, 2008.

Total average construction and development loans declined $3.3 billion or 33.2% in the third quarter of 2009 compared to the third quarter of 2008 and declined $0.9 billion or 12.3% since the second quarter of 2009.  For the nine months ended September 30, 2009, total average construction and development loans amounted to $7.6 billion compared to $10.3 billion for the nine months ended September 30, 2008, a decrease of $2.7 billion or 25.9%.  The decrease in construction and development loans has been due to payments, transfers to other loan types when projects are completed and permanent financing is obtained, loan sales and charge-offs.  Construction and development loans held for sale amounted to $92.7 million at September 30, 2009.  Construction and development loans are expected to continue to contract as the Corporation reduces its concentration in these types of loans to its corporate goal of 10% of total loans and leases. Construction and development loans amounted to $6.3 billion, at September 30, 2009 which was 13.7% of total loans and leases outstanding at that date and was $0.3 billion less than average construction and development loans for the three months ended September 30, 2009.

Total average personal loan growth was $0.2 billion or 3.2% in the third quarter of 2009 compared to the third quarter of 2008.  Approximately $0.5 billion of the growth was attributable to consumer auto loans, partially offset by a decrease in home equity loans and lines of credit of $0.2 billion and a decrease in other personal loans of $0.1 billion.  Compared to the second quarter of 2009, total average personal loans increased $0.1 billion or 1.3%.  For the nine months ended September 30, 2009, total average personal loans amounted to $7.2 billion compared to $6.7 billion for the same period in 2008, an increase of $0.5 billion or 6.8%.  Approximately $0.4 billion of the growth in the nine months ended September 30, 2009 was attributable to consumer auto loans and $0.1 billion was attributable to home equity loans and lines of credit.  Credit card loans averaged $0.3 billion in each of the third quarter and first nine months of 2009.  Credit card loans represented 0.6% of the Corporation’s total average loan and lease portfolio for the three and nine months ended September 30, 2009, respectively.

The growth and composition of the Corporation’s quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

Consolidated Average Deposits

	2009			2008		Growth Percent
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Annual	Prior Quarter
Noninterest bearing deposits
Commercial	$5,973	$5,505	$4,849	$4,470	$4,305	38.8%	8.5%
Personal	963	1,003	979	985	1,005	(4.2)	(4.0)
Other	926	847	654	608	599	54.6	9.4
Total noninterest bearing deposits	7,862	7,355	6,482	6,063	5,909	33.1	6.9

Interest bearing deposits
Savings and NOW
Savings	2,253	1,386	887	883	902	149.8	62.5
NOW	3,246	2,746	2,624	2,340	2,391	35.7	18.2
Brokered NOW	76	43	19	5	-	n.m.	79.0
Total savings and NOW	5,575	4,175	3,530	3,228	3,293	69.3	33.5

Money market
Money market index	6,125	6,185	6,541	7,085	7,848	(22.0)	(1.0)
Money market savings	918	916	1,069	1,143	1,224	(25.0)	0.2
Brokered money market	3,250	3,106	3,021	2,413	1,473	120.7	4.6
Total money market	10,293	10,207	10,631	10,641	10,545	(2.4)	0.8
Time
CDs $100,000 and over
Large CDs	3,563	4,461	4,152	3,714	3,881	(8.2)	(20.1)
Brokered CDs	7,878	7,485	7,888	9,059	8,295	(5.0)	5.3
Total CDs $100,000 and over	11,441	11,946	12,040	12,773	12,176	(6.0)	(4.2)

Other CDs and time	5,793	5,706	5,861	5,499	5,152	12.5	1.5
Total time	17,234	17,652	17,901	18,272	17,328	(0.5)	(2.4)

Foreign
Foreign activity	372	469	866	1,583	1,813	(79.5)	(20.7)
Foreign time	-	-	257	823	800	(100.0)	n.m.
Total foreign	372	469	1,123	2,406	2,613	(85.8)	(20.7)

Total interest bearing deposits	33,474	32,503	33,185	34,547	33,779	(0.9)	3.0
Total consolidated average deposits	$41,336	$39,858	$39,667	$40,610	$39,688	4.2%	3.7%

Total consolidated average deposits increased $1.6 billion or 4.2% in the third quarter of 2009 compared to the third quarter of 2008.  Average noninterest bearing deposits increased $2.0 billion or 33.1% in the third quarter of 2009 compared to the third quarter of 2008 and increased $0.5 billion or 6.9% compared to the second quarter of 2009.  Average interest bearing deposits decreased approximately $0.4 billion or 0.9% in the third quarter of 2009 compared to the third quarter of 2008 and increased $1.0 billion or 3.0% compared to the second quarter of 2009. Of the $0.4 billion decrease in average interest bearing deposits over the prior year, average money market deposits decreased $0.3 billion and foreign deposits decreased approximately $2.3 billion in the third quarter of 2009 compared to the third quarter of 2008.  The decline in average money market and foreign deposits reflects the competitive pricing environment.  Average total time deposits decreased $0.1 billion in the third quarter of 2009 compared to the third quarter of 2008.  The declines in average money market deposits, foreign deposits and time deposits were offset by growth in average savings and NOW deposits.  Average savings and NOW increased $2.3 billion in the third quarter of 2009 compared to the same period in the prior year. The growth in average savings and NOW balances reflect the Corporation’s use of competitive pricing in the low rate environment to retain customers by migrating their existing balances from other deposit types as those deposit instruments matured and attract new deposits.

For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, total consolidated average deposits increased $1.5 billion or 3.8%.  Average noninterest bearing deposits accounted for the majority of the increase in average deposits in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Average interest bearing deposits were relatively unchanged in the nine months ended September 30, 2009 compared to the same period in 2008. While total average interest bearing deposits were relatively unchanged over the comparative reporting periods, there were shifts from average foreign and money market deposits to average saving and NOW and time deposits in response to the competitive pricing environment.  Average savings and NOW increased $1.2 billion and average time deposits increased $1.8 billion.  The growth in savings and NOW and time deposits was offset by declines in average money market deposits of approximately $0.8 billion and foreign deposits of $2.2 billion in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

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

Total borrowings amounted to $9.1 billion at September 30, 2009 compared to $13.7 billion at December 31, 2008. During the first nine months of 2009, the Corporation re-acquired and extinguished $809.2 million of long-term borrowings at a gain of $68.4 million, which is reported as gain on termination of debt in the Consolidated Statements of Income.  In addition, during the third quarter of 2009 approximately $1.2 billion of higher cost long-term borrowings matured.

The Corporation’s consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three months ended September 30, 2009 and 2008 are presented in the following table ($ in millions):

Consolidated Yield and Cost Analysis

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Average Balance	Interest	Average Yield or Cost (b)	Average Balance	Interest	Average Yield or Cost (b)
Loans and leases (a):
Commercial loans and leases	$14,164.2	$149.6	4.19%	$15,513.1	$206.1	5.29%
Commercial real estate loans	17,625.7	205.0	4.61	17,360.7	254.1	5.82
Residential real estate loans	8,133.8	100.0	4.88	10,168.6	146.3	5.72
Home equity loans and lines	4,844.4	61.0	5.00	5,027.0	77.8	6.16
Personal loans and leases	2,369.3	32.5	5.44	1,962.7	30.4	6.16
Total loans and leases	47,137.4	548.1	4.61	50,032.1	714.7	5.68

Investment securities (b):
Taxable	5,267.6	43.5	3.28	6,386.7	68.9	4.25
Tax exempt (a)	987.7	15.9	6.48	1,122.8	19.1	6.78
Total investment securities	6,255.3	59.4	3.77	7,509.5	88.0	4.62
Trading assets (a)	250.7	0.2	0.27	144.4	0.5	1.27
Other short-term investments	1,791.2	1.2	0.27	386.3	2.2	2.26
Total interest earning assets	$55,434.6	$608.9	4.36%	$58,072.3	$805.4	5.51%

Interest bearing deposits:
Savings and NOW	$5,574.8	$7.5	0.53%	$3,293.2	$3.9	0.47%
Money market	10,292.7	21.0	0.81	10,544.5	45.0	1.70
Time	17,234.2	104.7	2.41	17,328.4	154.5	3.55
Foreign	372.4	0.4	0.40	2,613.6	10.5	1.59
Total interest bearing deposits	33,474.1	133.6	1.58	33,779.7	213.9	2.52
Short-term borrowings	1,874.5	1.6	0.33	6,414.4	34.6	2.15
Long-term borrowings	8,387.0	79.2	3.75	9,653.3	109.5	4.51
Total interest bearing liabilities	$43,735.6	$214.4	1.94%	$49,847.4	$358.0	2.86%

Net interest margin (FTE)		$394.5	2.82%		$447.4	3.06%
Net interest spread (FTE)			2.42%			2.65%

(a)	Fully taxable equivalent (“FTE”) basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(b)	Based on average balances excluding fair value adjustments for available for sale securities.

The Corporation’s consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the nine months ended September 30, 2009 and 2008, are presented in the following table ($ in millions):

Consolidated Yield and Cost Analysis

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Average Balance	Interest	Average Yield or Cost (b)	Average Balance	Interest	Average Yield or Cost (b)
Loans and leases (a):
Commercial loans and leases	$14,790.0	$446.0	4.03%	$15,342.5	$646.2	5.63%
Commercial real estate loans	17,684.6	616.5	4.66	17,144.3	787.4	6.13
Residential real estate loans	8,943.7	329.8	4.93	10,313.1	467.7	6.06
Home equity loans and lines	4,958.5	188.4	5.08	4,844.7	233.2	6.43
Personal loans and leases	2,222.9	92.0	5.54	1,881.5	91.4	6.49
Total loans and leases	48,599.7	1,672.7	4.60	49,526.1	2,225.9	6.00

Investment securities (b):
Taxable	6,038.2	164.1	3.62	6,534.2	218.2	4.45
Tax exempt (a)	1,042.6	51.3	6.68	1,183.5	60.2	6.85
Total investment securities	7,080.8	215.4	4.07	7,717.7	278.4	4.81
Trading assets (a)	471.1	4.6	1.31	161.5	1.6	1.29
Other short-term investments	944.5	2.3	0.32	363.1	7.3	2.68
Total interest earning assets	$57,096.1	$1,895.0	4.44%	$57,768.4	$2,513.2	5.81%

Interest bearing deposits:
Savings and NOW	$4,434.1	$11.7	0.35%	$3,256.1	$15.9	0.65%
Money market	10,375.7	55.8	0.72	11,141.6	180.9	2.17
Time	17,593.4	340.8	2.59	15,761.0	462.5	3.92
Foreign	652.1	1.7	0.35	2,878.8	46.5	2.16
Total interest bearing deposits	33,055.3	410.0	1.66	33,037.5	705.8	2.85
Short-term borrowings	3,920.9	8.4	0.29	6,542.4	126.2	2.58
Long-term borrowings	9,128.2	274.7	4.02	9,770.4	341.6	4.67
Total interest bearing liabilities	$46,104.4	$693.1	2.01%	$49,350.3	$1,173.6	3.18%

Net interest margin (FTE)		$1,201.9	2.81%		$1,339.6	3.10%
Net interest spread (FTE)			2.43%			2.63%

(a)	FTE basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(b)	Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin FTE decreased 24 basis points from 3.06% in the third quarter of 2008 to 2.82% in the third quarter of 2009.  For the nine months ended September 30, 2009, the net interest margin FTE was 2.81% compared to 3.10% for the nine months ended September 30, 2008.  Net interest income has been under pressure as the decline in interest rates has caused the yield on earning assets to decline by 137 basis points compared to the decline in the cost for interest bearing liabilities of 117 basis points for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  The Corporation’s inability to continue to lower deposit pricing in the low interest rate environment due to competition for deposits contributed to lower net interest income and reduced net interest margin. In addition, net interest income has been compressed as a result of higher levels of nonperforming loans and leases, interest rate concessions associated with renegotiated loans and management’s decision to maintain higher levels of liquid assets.

The growth in noninterest bearing deposits and reduction in higher cost long-term borrowings through re-acquisition and maturities was beneficial to net interest income and the net interest margin in the third quarter and first nine months of 2009.

The low interest rate environment together with the numerous other factors that impact net interest income and the net interest margin have made it very difficult to project the net interest margin with a reasonable degree of certainty. Recent growth in noninterest bearing deposits, lower interest on higher-cost long-term borrowings, the benefits of improved pricing on newly originated and renewed loans and the cash received from the October 27, 2009 equity offering should, to some extent, help offset the near term net interest margin challenges facing the Corporation.

Management believes that the net interest margin will be relatively stable and comparable with the net interest margin reported for the third quarter of 2009 in the near term with potential opportunities for longer-term net interest margin growth. Net interest income and the net interest margin percentage can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation’s markets, prepayment activity, future interest rate changes, levels of nonperforming loans and various other factors.

CREDIT QUALITY AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables present comparative consolidated credit quality information as of September 30, 2009 and the prior four quarters:

Credit Quality
($000’s)

	2009			2008
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Nonperforming assets (a):
Nonaccrual loans and leases	$2,121,994	$2,221,659	$1,960,816	$1,457,811	$1,226,387
Nonaccrual loans held for sale	128,067	194,489	113,737	69,139	34,255
Total nonperforming loans and leases	2,250,061	$2,416,148	$2,074,553	$1,526,950	$1,260,642
Other real estate owned (OREO)	351,216	356,790	344,271	320,908	267,224
Total nonperforming assets	$2,601,277	$2,772,938	$2,418,824	$1,847,858	$1,527,866

Performing impaired loans:
Renegotiated	$935,260	$818,538	$445,995	$270,357	$89,486

Contractually past due credits:
Loans past due 90 days or more and still accruing	$13,084	$15,060	$16,099	$14,528	$12,070

(a)
Beginning with the second quarter of 2009, the Corporation modified its definition of nonperforming assets to exclude renegotiated loans and loans past due 90 days or more and still accruing because these loans were performing in accordance with their current or modified terms.  Prior periods presented have been adjusted for this reclassification.

Consolidated Statistics

	2009			2008
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Net charge-offs (annualized) to average loans and leases	4.48%	4.95%	2.67%	5.38%	1.21%
Total nonperforming loans and leases to total loans and leases	4.88	5.01	4.21	3.05	2.50
Total nonperforming assets to total loans and leases and OREO	5.60	5.71	4.88	3.67	3.01
Allowance for loan and lease losses to total loans and leases	3.07	2.84	2.75	2.41	2.05
Allowance for loan and lease losses to nonaccrual loans and leases (excluding nonaccrual loans held for sale)	67	62	69	82	84

Nonperforming assets consist of nonperforming loans and leases and other real estate owned (“OREO”).  In addition to the negative impact on net interest income and credit losses from carrying nonperforming loans and leases, nonperforming assets also increase operating costs due to the expense associated with collection efforts and the expenses of holding OREO.  At September 30, 2009, nonperforming assets amounted to $2,601.3 million and increased approximately $753.4 million or 40.8% compared to December 31, 2008.  Nonperforming assets increased approximately $1,073.4 million or 70.3% at September 30, 2009 compared to September 30, 2008.  On a linked-quarter basis, total nonperforming assets decreased approximately $171.7 million or 6.2% at September 30, 2009 compared to June 30, 2009.

The Corporation has worked aggressively to isolate, identify and assess its underlying loan and lease portfolio credit quality and has developed and continues to develop strategies to reduce and mitigate its loss exposure.  During the third quarter of 2009, the Corporation sold $178 million of nonperforming loans and $1 million of potential problem loans that included a pool of nonperforming residential loans that had been charged down to their net realizable value at June 30, 2009.  During the first nine months of 2009, the Corporation sold $413 million of nonperforming loans and $78 million of potential problem loans including the pool of nonperforming residential loans. At September 30, 2009, the Corporation held $128.1 million of nonperforming loans and $14.1 million of potential problem loans that are intended to be sold and have been charged down to their net realizable value.  Since the first quarter of 2008, the unpaid principal balance of nonperforming loans and potential problem loans sold was approximately $1,690.2 million.

Generally, loans that are 90 days or more past due as to interest or principal are placed on nonaccrual.  Exceptions to these rules are generally only for loans fully collateralized by readily marketable securities or other relatively risk free collateral and certain personal loans.  In addition, a loan may be placed on nonaccrual when management makes a determination that the facts and circumstances warrant such classification irrespective of the current payment status.  At September 30, 2009, approximately $367.9 million or 16.3% of the Corporation’s total nonperforming loans and leases were less than 30 days past due.  In addition, approximately $175.7 million or 7.8% of the Corporation’s total nonperforming loans and leases were greater than 30 days past due but less than 90 days past due at September 30, 2009.  In total, approximately $543.6 million or 24.1% of the Corporation’s total nonperforming loans and leases were less than 90 days past due at September 30, 2009.

Nonperforming loans, which the Corporation considers to be those loans with the greatest risk of loss due to nonperformance, amounted to $2,250.1 million or 4.88% of total loans and leases outstanding at September 30, 2009, compared to $2,416.1 million or 5.01% of total loans and leases outstanding at June 30, 2009, a decrease of $166.0 million or 6.9%. This is the first linked-quarter decline in nonperforming loans in four years. The decrease in nonperforming loans at September 30, 2009 reflects actions taken to reduce the levels of nonperforming loans and the decline in new nonperforming loans during the third quarter of 2009. Compared to the second quarter of 2009, the amount of new loans and leases that went into nonperforming status in the third quarter of 2009 decreased by approximately $463 million or 35.5%. The amount of cumulative net charge-offs recorded on the Corporation’s nonperforming loans outstanding at September 30, 2009 was approximately $765.9 million or 49.9% of the unpaid principal balance of the affected nonperforming loans and 25.5% of the unpaid principal balance of its total nonperforming loans outstanding at September 30, 2009.  These charge-offs have reduced the carrying value of these nonperforming loans and leases which reduced the allowance for loan and lease losses required at the measurement date.

Early stage loan delinquencies (those loans delinquent 30-89 days) decreased by $217.7 million or 20.5%, from June 30, 2009 to September 30, 2009. This is the second quarter that the Corporation experienced a decline in early stage loan delinquencies after experiencing increases throughout 2008 and the first quarter of 2009.  Compared to December 31, 2008, early stage loan delinquencies declined by $156.8 million or 15.7%.

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans.  OREO amounted to $351.2 million at September 30, 2009, compared to $356.8 million at June 30, 2009.  At September 30, 2009, properties acquired in partial or total satisfaction of problem loans consisted of construction and development properties of $267.7 million, 1-4 family residential real estate of $49.0 million and commercial real estate of $34.5 million.  Since June 30, 2009, OREO construction and development properties net decreased $1.3 million, 1-4 family residential real estate properties net decreased $17.0 million and commercial real estate properties net increased $12.7 million.  For the first nine months of 2009, OREO additions amounted to $425.3 million.  Sales, valuation adjustments and capitalized costs resulted in a net decrease in OREO of $395.0 million in the nine months ended September 30, 2009.  As a result of the soft real estate market and the increased possibility of foreclosures due to the elevated levels of nonperforming loans, management expects that OREO will continue to increase throughout the remainder of 2009.

Performing impaired loans consist of troubled-debt restructured loans, which the Corporation refers to as renegotiated loans, amounted to $935.3 million at September 30, 2009, compared to $818.5 million at June 30, 2009 and $270.4 million at December 31, 2008.  Approximately $444.0 million or 47.5% of total renegotiated loans at September 30, 2009 were related to renegotiated loans in Arizona. At September 30, 2009, renegotiated residential real estate, residential construction by individuals, residential land and other consumer-related renegotiated loans represented 98.8% of  Arizona’s  renegotiated loans.

After restructuring, renegotiated loans generally result in lower payments than originally required and therefore have a lower risk of loss due to nonperformance than loans classified as nonperforming.  At September 30, 2009, consumer-related renegotiated loans represented 66.2% of total renegotiated loans.  The Corporation’s instances of default and re-default on consumer-related renegotiated loans have been relatively low.  However, the Corporation’s experience with renegotiated loan performance is relatively new and does not encompass an extended period of time.  At September 30, 2009, approximately $53.0 million or 5.7% of total renegotiated loans were past due 30-89 days.  In order to avoid foreclosure in the future, the Corporation has restructured loan terms for certain qualified borrowers that have demonstrated the ability to make the restructured payments for a specified period of time.  The Corporation’s foreclosure abatement program includes several options.  The Corporation has primarily used reduced interest rates and extended terms to lower contractual payments.  In addition, the Corporation recently announced that it extended its foreclosure moratorium on all owner-occupied residential loans for customers who agreed to work in good faith to reach a successful repayment agreement through December 31, 2009.

Contractually past due credits are comprised of loans that are delinquent 90 days or more and still accruing interest.  At September 30, 2009, December 31, 2008 and September 30, 2008, these loans amounted to $13.1 million, $14.5 million and $12.1 million, respectively.

The following table shows the Corporation’s nonperforming loans and leases by type of loan or lease at September 30, 2009 and June 30, 2009.

Major Categories of Nonperforming Loans & Leases
($ in millions)

	September 30, 2009				June 30, 2009
	Total Loans & Leases	Percent of Total Loans & Leases	Nonperform-ing Loans & Leases	% Nonperform-ing to Loan & Lease Type	Total Loans & Leases	Percent of Total Loans & Leases	Nonperform-ing Loans & Leases	% Nonperform-ing to Loan & Lease Type
Commercial loans & leases	$13,533	29.4%	$411.1	3.04%	$14,792	30.7%	$431.7	2.92%
Real estate:
Commercial real estate	13,884	30.1	509.6	3.67	13,938	28.9	559.2	4.01
Residential real estate	5,135	11.1	236.8	4.61	5,465	11.3	285.7	5.23
Construction and development:
Commercial land and construction	3,604	7.8	408.1	11.32	3,790	7.9	410.1	10.82
Residential construction by individuals	418	0.9	93.1	22.28	599	1.2	84.4	14.09
Residential land	1,767	3.8	337.1	19.07	1,897	4.0	378.4	19.95
Residential construction by developers	525	1.2	146.2	27.85	543	1.1	170.5	31.38
Total construction and development	6,314	13.7	984.5	15.59	6,829	14.2	1,043.4	15.28
Total real estate	25,333	54.9	1,730.9	6.83	26,232	54.4	1,888.3	7.20
Consumer loans & leases:
Home equity loans and lines of credit	4,813	10.4	94.5	1.96	4,912	10.2	86.4	1.76
Other consumer loans and leases	2,427	5.3	13.6	0.56	2,247	4.7	9.7	0.43
Total consumer loans & leases	7,240	15.7	108.1	1.49	7,159	14.9	96.1	1.34
Total loans & leases	$46,106	100.0%	$2,250.1	4.88%	$48,183	100.0%	$2,416.1	5.01%

Nonperforming commercial loans and leases amounted to $411.1 million at September 30, 2009 compared to $431.7 million at June 30, 2009, a net decrease of $20.6 million.

Consistent with recent quarters, nonperforming real estate loans were the primary source of the Corporation’s nonperforming loans and leases and represented approximately 76.9% of total nonperforming loans and leases at September 30, 2009.  Nonperforming real estate loans amounted to $1,730.9 million at September 30, 2009 compared to $1,888.3 million at June 30, 2009, a decrease of $157.4 million or 8.3%.  Nonperforming real estate loans include the following categories:

Nonperforming commercial real estate loans amounted to $509.6 million at September 30, 2009 compared to $559.2 million at June 30, 2009, a decrease of $49.6 million or 8.9%.  Included in this category of nonperforming commercial real estate loans are nonperforming business real estate and multifamily loans.  Nonperforming business real estate loans decreased $14.5 million or 4.6% and nonperforming multifamily loans decreased $35.1 million or 14.5% at September 30, 2009 compared to June 30, 2009.  These portfolios have generally shown elevated levels of stress in all of the Corporation’s markets.

Nonperforming residential real estate (1-4 family) loans decreased $48.9 million or 17.1% compared to June 30, 2009 and amounted to $236.8 million or 4.61% of total residential real estate loans at September 30, 2009.  The decline in nonperforming residential real estate loans reflects the impact of the loan sale completed in the third quarter of 2009.  Increased economic stress on consumers has resulted in further deterioration in these loans, most notably in Arizona.

Nonperforming construction and development loans amounted to $984.5 million at September 30, 2009 compared to $1,043.4 million at June 30, 2009, a decrease of $58.9 million or 5.6%.  Nonperforming construction and development loans represented 56.9% of the Corporation’s nonperforming real estate loans and 43.8% of the Corporation’s total nonperforming loans and leases at September 30, 2009.  By comparison, nonperforming construction and development loans represented 55.3% of the Corporation’s nonperforming real estate loans and 43.2% of the Corporation’s total nonperforming loans and leases at June 30, 2009.  Nonperforming construction and development loans in Arizona accounted for $395.2 million or 40.1% of total nonperforming construction and development loans at September 30, 2009.

Nonperforming consumer loans and leases amounted to $108.1 million at September 30, 2009 compared to $96.1 million at June 30, 2009, an increase of $12.0 million or 12.5%. Nonperforming home equity loans and lines of credit accounted for $8.1 million of the increase in nonperforming consumer loans and leases at September 30, 2009 compared to June 30, 2009.

The following table presents a geographical summary of nonperforming loans and leases at September 30, 2009 and June 30, 2009.

Geographical Summary of Nonperforming Loans & Leases
($ in millions)

	September 30, 2009				June 30, 2009
	Total Loans & Leases	Percent of Total Loans & Leases	Nonperform-ing Loans & Leases	% Nonperform-ing to Loan & Lease Type	Total Loans & Leases	Percent of Total Loans & Leases	Nonperform-ing Loans & Leases	% Nonperform-ing to Loan & Lease Type
Wisconsin	$16,979	36.8%	$458.2	2.70%	$17,668	36.7%	$421.9	2.39%
Arizona	5,931	12.9	663.5	11.19	6,427	13.3	756.7	11.77
Minnesota	4,953	10.7	179.1	3.62	5,123	10.6	188.0	3.67
Missouri	3,451	7.5	126.9	3.68	3,520	7.3	125.0	3.55
Florida	2,886	6.3	265.2	9.19	2,973	6.2	241.8	8.14
Indiana	1,628	3.5	64.1	3.94	1,618	3.4	72.2	4.46
Kansas	1,116	2.4	59.3	5.32	1,124	2.3	41.7	3.71
Others	9,162	19.9	433.8	4.73	9,730	20.2	568.8	5.85
Total	$46,106	100.0%	$2,250.1	4.88%	$48,183	100.0%	$2,416.1	5.01%

At September 30, 2009, nonperforming loans in Arizona amounted to $663.5 million compared to $756.7 million at June 30, 2009, a decrease of $93.2 million or 12.3%. That decline largely reflects the effect of loans sales during the quarter. Nonperforming loans in Arizona represented 29.5% of total consolidated nonperforming loans and leases at September 30, 2009 and continue to be the largest concentration of nonperforming loans in the Corporation’s loan and lease portfolio.  Nonperforming construction and development loans made up approximately $395.2 million or 59.6% and nonperforming residential real estate loans made up approximately $145.3 million or 21.9% of nonperforming loans in Arizona at September 30, 2009. The Corporation expects that the level of new larger construction loans transferring to nonperforming status are likely to have peaked in Arizona.

At September 30, 2009, nonperforming loans in Wisconsin amounted to $458.2 million compared to $421.9 million at June 30, 2009, an increase of $36.3 million or 8.6%.  Nonperforming commercial and industrial loans increased $41.0 million or 48.9% at September 30, 2009 compared to June 30, 2009.  That increase was largely based on the results of the annual Shared National Credit Review. At September 30, 2009, those loans transferred to nonperforming status as a result of the Shared National Credit Review continued to be performing in accordance with their contractual terms. The ratio of nonperforming loans to total loans for the Wisconsin portfolio of 2.70% continues to be the lowest of any of the Corporation’s geographic regions at September 30, 2009.

Nonperforming loans in Florida amounted to $265.2 million at September 30, 2009 compared to $241.8 million at June 30, 2009, an increase of $23.4 million or 9.6%.  That increase was largely attributable to two loans consisting of a single business purpose residential real estate loan and a construction and land development loan that was transferred to nonperforming status based on the results of the annual Shared National Credit Review. Approximately $123.3 million or 46.5% of nonperforming loans in Florida at September 30, 2009 were construction and development loans. The Corporation continues to believe that the bulk of the credit quality issues related to Florida have been realized.

The following table shows the Corporation’s renegotiated loans by type of loan at September 30, 2009 and June 30, 2009.

Major Categories of Renegotiated Loans
($ in millions)

	September 30, 2009		June 30, 2009
	Renegotiated Loans	Percent of Total Renegotiated Loans	Renegotiated Loans	Percent of Total Renegotiated Loans
Commercial	$51.1	5.5%	$54.7	6.7%
Real estate:
Commercial real estate	259.7	27.7	210.8	25.7
Residential real estate	367.5	39.3	274.9	33.6
Construction and development:
Commercial land and construction	0.9	0.1	50.2	6.1
Residential construction by individuals	20.7	2.2	22.9	2.8
Residential land	131.9	14.1	128.2	15.7
Residential construction by developers	4.3	0.5	4.0	0.5
Total construction and development	157.8	16.9	205.3	25.1
Total real estate	785.0	83.9	691.0	84.4
Consumer
Home equity loans and lines of credit	95.0	10.2	69.0	8.4
Other consumer	4.2	0.4	3.8	0.5
Total consumer	99.2	10.6	72.8	8.9
Total renegotiated loans	$935.3	100.0%	$818.5	100.0%

Renegotiated commercial loans amounted to $51.1 million at September 30, 2009 compared to $54.7 million at June 30, 2009, a decrease of $3.6 million or 6.7%. As discussed in previous filings, approximately $42.1 million or 82.5% of renegotiated commercial loans at September 30, 2009 was attributable to Franklin Credit Management Corporation and no further losses are expected with respect to this credit.

Renegotiated real estate loans were the primary source of the Corporation’s renegotiated loans and represented 83.9% of total renegotiated loans at September 30, 2009.  Renegotiated real estate loans amounted to $785.0 million at September 30, 2009 compared to $691.0 million at June 30, 2009, an increase of $94.0 million or 13.6%.  Renegotiated real estate loans include the following categories:

Renegotiated commercial real estate loans amounted to $259.7 million at September 30, 2009 compared to $210.8 million at June 30, 2009, an increase of $48.9 million or 23.2%.  Included in this category of renegotiated commercial real estate loans are renegotiated business real estate and multifamily loans.  Renegotiated business real estate loans increased approximately $52.1 million and renegotiated multifamily loans decreased $3.2 million at September 30, 2009 compared to June 30, 2009. Included in renegotiated business real estate loans at September 30, 2009 is a large lending relationship consisting of approximately $252.8 million in loan balances spread over a number of geographically dispersed commercial real estate projects.  These loans continue to perform as expected.

Renegotiated residential real estate (1-4 family) loans increased $92.6 million or 33.7% compared to June 30, 2009 and amounted to $367.5 million or 39.3% of total renegotiated loans at September 30, 2009.  Increased economic stress on consumers has resulted in the increase in these loans, most notably in Arizona, which contributed $54.8 million or 59.3% of the increase in renegotiated residential real estate loans at September 30, 2009 compared to June 30, 2009.

Renegotiated construction and development loans amounted to $157.8 million at September 30, 2009 compared to $205.3 million at June 30, 2009, a decrease of $47.5 million or 23.1%.  Renegotiated construction and development loans represented 16.9% of total renegotiated loans at September 30, 2009.  By comparison, renegotiated construction and development loans represented 25.1% of total renegotiated loans at June 30, 2009.  Renegotiated construction and development loans in Arizona accounted for $145.8 million or 92.4% of total renegotiated construction and development loans at September 30, 2009.

Renegotiated consumer loans amounted to $99.2 million at September 30, 2009 compared to $72.8 million at June 30, 2009, an increase of $26.4 million or 36.2%.  Home equity loans and lines of credit accounted for $26.0 million or 98.7% of the total increase in renegotiated consumer loans at September 30, 2009 compared to June 30, 2009.

The following table presents the reconciliation of the allowance for loan and lease losses for the current quarter and the prior four quarters:

Reconciliation of Allowance for Loan and Lease Losses
($000’s)

	2009			2008
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Beginning balance	$1,367,782	$1,352,117	$1,202,167	$1,031,494	$1,028,809
Provision for loan and lease losses	578,701	618,992	477,924	850,443	154,962
Loans and leases charged-off:
Commercial	(206,764)	(68,990)	(65,481)	(101,223)	(32,850)
Real estate	(323,243)	(534,264)	(264,989)	(576,017)	(123,990)
Personal	(10,752)	(8,807)	(7,433)	(8,591)	(6,263)
Leases	(834)	(1,054)	(2,320)	(655)	(192)
Total charge-offs	(541,593)	(613,115)	(340,223)	(686,486)	(163,295)

Recoveries on loans and leases:
Commercial	1,449	2,599	2,003	2,059	2,277
Real estate	5,800	5,724	7,412	2,953	6,938
Personal	1,502	1,168	1,185	1,078	1,439
Leases	102	297	1,649	626	364
Total recoveries	8,853	9,788	12,249	6,716	11,018
Net loans and leases charged-off	(532,740)	(603,327)	(327,974)	(679,770)	(152,277)
Ending balance	$1,413,743	$1,367,782	$1,352,117	$1,202,167	$1,031,494

Net charge-offs amounted to $532.7 million or 4.48% of average loans and leases in the third quarter of 2009, compared to $603.3 million or 4.95% of average loans and leases in the second quarter of 2009 and $152.3 million or 1.21% of average loans and leases in the third quarter of 2008.  For the nine months ended September 30, 2009, net charge-offs amounted to $1,464.0 million or 4.03% of average loans and leases compared to $684.1 million or 1.85% of average loans and leases for the nine months ended September 30, 2008.  Included in net charge-offs for the three and nine months ended September 30, 2009 and 2008, were the net charge-offs related to the loans that were sold during 2009 and 2008.

Included in Commercial charge-offs were charge-offs related to loans to certain bank holding companies that amounted to $157.8 million for the three and nine months ended September 30, 2009. Approximately 75% of these loans were current as of September 30, 2009.

Approximately $175.6 million or 33.0% of net charge-offs in the third quarter of 2009 were related to Arizona. Excluding the charge-offs related to loans to certain bank holding companies, net charge-offs related to Arizona represented 46.8% of the net charge-offs reported in the third quarter of 2009. For the nine months ended September 30, 2009, net charge-offs related to Arizona amounted to $673.1 million, or 46.0% of total reported net charge-offs. Excluding the charge-offs related to loans to certain bank holding companies, net charge-offs related to Arizona represented 51.5% of the net charge-offs reported for the nine months ended September 30, 2009.

Despite an increase in nonperforming loans, net charge-offs related to Florida have declined $27.9 million or 17.6% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  For the nine months ended September 30, 2009, net charge-offs related to Florida were 8.9% of total net charge-offs.  For the nine months ended September 30, 2008, net charge-offs related to Florida were 23.2% of total net charge-offs.  Management believes the lower loss levels are an indication that the high level of credit losses in this geographical market are stabilizing.

Net charge-offs of real estate loans amounted to $317.4 million or 59.6% and $1,103.6 million or 75.4% of total net charge-offs for the three and nine months ended September 30, 2009, respectively.  For the three months ended September 30, 2009, approximately $171.5 million of the real estate loan net charge-offs were construction and development loan net charge-offs.  For the nine months ended September 30, 2009, $583.2 million of the real estate loan net charge-offs were construction and development loan net charge-offs.

As previously discussed, real estate related loans were the primary contributors to the elevated levels in nonperforming loans and leases and net charge-offs in the third quarter and first nine months of 2009.  Real estate related loans made up the majority of the Corporation’s nonperforming loans and leases at September 30, 2009.  Historically, the Corporation’s loss experience with real estate loans has been relatively low due to the sufficiency of the underlying real estate collateral.  In a stressed real estate market such as currently exists, the value of the collateral securing the loans has become one of the most important factors in determining the amount of loss incurred and the appropriate amount of allowance for loan and lease losses to record at the measurement date.  The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote.  However, in many cases, rapidly declining real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loan which has required significant additional charge-offs.  Declining collateral values have significantly contributed to the elevated levels of net charge-offs and the increase in the provision for loan and lease losses that the Corporation experienced in recent quarters.

The amount of cumulative net charge-offs recorded on the Corporation’s nonperforming loans outstanding at September 30, 2009 was approximately $765.9 million or 49.9% of the unpaid principal balance of the affected nonperforming loans and 25.5% of the unpaid principal balance of its total nonperforming loans outstanding at September 30, 2009.  These charge-offs have reduced the carrying value of these nonperforming loans and leases which reduced the allowance for loan and lease losses required at the measurement date.

Consolidated Loan and Lease Risk Profile

In determining the adequacy of the allowance for loan and lease losses, management considers a number of factors to assess the risk and determine the amount of inherent loss in the portfolio at the measurement date. The tables below presents certain statistics that are indicators of credit risk by loan type and provides some supplemental information that, together with the previous discussion, is intended to assist in obtaining some understanding of the current credit risks that are in each loan type.

Commercial	September 30, 2009	% of Consolidated Total	June 30, 2009	% of Consolidated Total
	($ in millions)		($ in millions)
Loans and leases	$13,532.9	29.4%	$14,792.4	30.7%
Nonaccrual	411.1	18.3	431.7	17.9
Renegotiated	51.1	5.4	54.7	6.7
Early stage deliquencies	78.4	9.3	150.8	14.2
Quarter-to-date net charge-offs	205.4	38.6	66.8	11.1

Commercial loans and leases are extended across many industry types that at September 30, 2009 included: manufacturing (23%), wholesale trade (14%), finance and insurance (10%), retail trade (8%), real estate (8%), construction (6%), professional (5%), management companies (4%), health care (4%), agriculture (4%) and transportation and warehousing (4%).

Commercial loans and leases are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. Collateral varies by individual customer and may include accounts receivable, inventory, equipment, deposits, securities, personal guarantees, general security agreements and real estate.

Commercial loans and leases are associated with customers located in Wisconsin (42%), Minnesota (14%), Missouri (11%), Arizona (4%), Indiana (4%), Florida (3%), Kansas (3%), and Illinois (6%).

Generally, the weak economy has resulted in commercial customers reducing expenses and paying down their debt, delaying capital expenditures and reducing working capital demand.  As a result, commercial loan and lease balances have contracted in recent quarters.

During the third quarter of 2009, the Corporation transferred $53.2 million of commercial loan participations to nonperforming status based on the annual Shared National Credit Review. At September 30, 2009, those loans transferred continued to be performing in accordance with their contractual terms. Those loans were individually assessed for impairment as of September 30, 2009.

Included in net charge-offs for the three and nine months ended September 30, 2009 were charge-offs related to loans to certain bank holding companies that amounted to $157.8 million.  Approximately 75% of the loans charged-off were current as of September 30, 2009. At September 30, 2009, the remaining loans outstanding to bank holding companies was approximately $545.2 million.  In addition to one other large bank holding company loan that had been previously fully reserved, additional reserves were established during the third quarter of 2009 for the remaining loans.

The ratio of nonaccrual commercial loans and leases to total commercial loans and leases at September 30, 2009 was 3.04%.  The average annualized net charge-offs for commercial loans and leases over the past seven quarters based on end of period loans was 1.9%.

Commercial Real Estate	September 30, 2009	% of Consolidated Total	June 30, 2009	% of Consolidated Total
	($ in millions)		($ in millions)
Loans	$13,884.3	30.1%	$13,938.3	28.9%
Nonaccrual	509.6	22.6	559.2	23.1
Renegotiated	259.7	27.8	210.8	25.7
Early stage deliquencies	138.9	16.5	277.1	26.1
Quarter-to-date net charge-offs	69.6	13.0	55.3	9.2

Commercial real estate loans include multi-family properties and business purpose loans secured by 1-4 family residences (27%), industrial (17%), office (13%), retail (13%), farmland (6%), lodging (7%) and medical facilities (4%). Commercial real estate loans as presented do not include commercial construction and land development loans.

Approximately 38% of the business real estate loans are owner-occupied.  Owner-occupied real estate loans are generally expected to have lower levels of risk of default.

The Corporation has established policies that set standards for maximum commercial mortgage amounts by type of property, loan terms, pricing structures, loan-to-value limits by property type, minimum requirements for initial investment and maintenance of equity by the borrower, borrower net worth, property cash flow and debt service coverage as well as policies and procedures for granting exceptions to established underwriting standards.  Commercial mortgages are evaluated for adequacy of repayment sources at the time of approval and regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan.

Commercial real estate loans are located primarily in the midwest: Wisconsin (45%), Minnesota (11%), Missouri (8%), Illinois (4%), Kansas (3%), and Indiana (3%). Commercial real estate loans in higher risk markets include Arizona (8%) and Florida (8%).

As a result of the weak economy, the Corporation has experienced slowing in new development activity.  A portion of the reported growth over the prior year represents the migration of construction loans to commercial real estate loans once construction is completed.  As a result of the commercial real estate lending environment, the Corporation has provided more interim financing for post-construction loans than it has historically and expects this trend to continue until such time as the liquidity in the commercial real estate lending normalizes.  Interim financing is structured to ensure a significant amount of the income generated from the commercial real estate project is used to pay interest and reduce outstanding principal.

The ratio of nonaccrual commercial real estate loans to total commercial real estate loans at September 30, 2009 was 3.67%. The ratio of nonaccrual commercial real estate loans to total commercial real estate loans in Arizona and Florida at September 30, 2009 was 5.04% and 8.39%, respectively. Nonaccrual commercial real estate loans in Arizona and Florida amounted to $153.4 million or 30.1% of total nonaccrual commercial real estate loans at September 30, 2009.

Net charge-offs have been relatively stable at 2% of total commercial real estate loans.

Residential Real Estate	September 30, 2009	% of Consolidated Total	June 30, 2009	% of Consolidated Total
	($ in millions)		($ in millions)
Loans	$5,135.2	11.1%	$5,464.6	11.3%
Nonaccrual	236.8	10.5	285.7	11.8
Renegotiated	367.5	39.3	274.9	33.6
Early stage deliquencies	186.3	22.1	207.9	19.6
Quarter-to-date net charge-offs	47.2	8.9	204.5	33.9

The Corporation does not originate sub-prime mortgages, variable interest-only payment plans, or mortgage loans that permit negative amortization.  The Corporation does not originate loans with below market or so-called teaser interest rates.

Residential real estate loans are concentrated in Wisconsin (33%) and Arizona (39%).

For the nine months ended September 30, 2009 approximately 73% of new mortgage volumes were associated with re-financings due to low interest rates. The Corporation has sold substantially all of its 2009 residential real estate production in the secondary market. At September 30, 2009, approximately 50% of residential real estate loans were originated after 2006, 18% were originated in 2004 and 32% were originated in 2005 and 2006.

Residential real estate loans in Arizona have elevated levels of risk. At September 30, 2009, Arizona residential real estate loans amounted to $2,005.2 million. Nonperforming residential real estate loans in Arizona amounted to $145.3 million or 7.25% of total Arizona residential real estate loans. Nonperforming residential real estate loans in Arizona represented 61.4% of total nonperforming residential real estate loans.

The ratio of nonaccrual residential real estate loans to total residential real estate loans at September 30, 2009 was 4.61%. The ratio of nonaccrual residential real estate loans to total residential real estate loans in Wisconsin at September 30, 2009 was 1.69%.

At September 30, 2009, approximately 78.7% of renegotiated residential real estate loans were in Arizona.

During the third quarter of 2009, the Corporation sold a pool of predominantly nonaccrual residential real estate loans. The unpaid principal balance of the loans sold was $296.7 million. The loans had been written down to their net realizable value and charge-offs of $150.8 million were recognized at June 30, 2009. Approximately two-thirds of the loans sold were Arizona residential real estate loans.

The average annualized net charge-offs for residential real estate loans over the past seven quarters based on end of period loans was 1.6% excluding the charge-offs associated with the loan sale. The average annualized net charge-offs for residential real estate loans for the third quarter of 2009 based on end of period loans was 3.7%.

Construction and Development	September 30, 2009	% of Consolidated Total	June 30, 2009	% of Consolidated Total
	($ in millions)		($ in millions)
Loans	$6,314.2	13.7%	$6,829.3	14.2%
Nonaccrual	984.5	43.8	1,043.4	43.2
Renegotiated	157.8	16.9	205.3	25.1
Early stage deliquencies	330.8	39.2	322.9	30.5
Quarter-to-date net charge-offs	171.5	32.2	235.3	39.0

The cumulative net charge-offs for construction and development loans was $1,570.1 million or 55.5% of total loan and lease cumulative net charge-offs for the seven quarters ended September 30, 2009. The average annualized net charge-offs for construction and development loans over the past seven quarters based on end of period loans was 10.7%. Those losses were predominantly associated with construction and development loans located in Florida and Arizona. The Corporation expects that the bulk of the credit quality issues related to Florida have been realized and the level of new larger Arizona construction and development loans transferred to nonperforming status are likely to have peaked.

Construction and development loans related to housing present a higher level of risk. Housing-related construction and development loans represented 73.7% of total construction and development loans at September 30, 2009. At September 30, 2009, nonperforming housing-related construction and development loans amounted to $871.9 million or 18.7% of total housing-related construction and development loans and 88.6% of total nonperforming construction and development loans.

Construction and development loans in Arizona amounted to $1,709.3 million or 27.1% of total construction and development loans at September 30, 2009. Nonperforming construction and development loans in Arizona amounted to $395.2 million or 23.1% of total construction and development loans in Arizona and 40.1% of total nonperforming construction and development loans. Nonperforming residential land loans in Arizona represent 38.7% of total nonperforming construction and development loans in Arizona.

The Corporation has significantly reduced the construction and development loan portfolio which, at its peak in 2007, was approximately 23% of total loans and leases outstanding. The Corporation continues to aggressively reduce the construction and development loan portfolio, particularly in Arizona. The Corporation intends to reduce its concentration in these types of loans to its corporate goal of 10% of total loans and leases.

Consumer	September 30, 2009	% of Consolidated Total	June 30, 2009	% of Consolidated Total
	($ in millions)		($ in millions)
Loans and leases	$7,239.7	15.7%	$7,158.5	14.9%
Nonaccrual	108.1	4.8	96.1	4.0
Renegotiated	99.2	10.6	72.8	8.9
Early stage deliquencies	108.5	12.9	101.8	9.6
Quarter-to-date net charge-offs	39.0	7.3	41.4	6.8

The majority of consumer loans and leases are home equity loans and lines of credit which amounted to $4.8 billion at September 30, 2009.  Home equity lines of credit represent 57% and home equity loans represent 43% of total home equity loans and lines of credit. Approximately 45% of home equity loans and lines of credit are secured by first mortgages. At September 30, 2009 home equity lines of credit outstanding (amount drawn) represented approximately 59% of the total lines of credit outstanding compared to a three year average of 55.2%. The majority of the 2005 and 2006 originations were sold.

The largest geographic concentration of home equity loans and lines of credit is in Wisconsin (35%) with the remainder geographically dispersed.

The average annualized net charge-offs for home equity loans and lines of credit over the past seven quarters based on end of period loans was 1.5%. The average annualized net charge-offs for home equity loans and lines of credit for the third quarter of 2009 based on end of period loans was 2.4%.

Credit card loans amounted to $277.9 million or 0.60% of total loans and leases at September 30, 2009. Credit cards are not a significant component of the Corporation’s loan and lease portfolio.

Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $578.7 million for the third quarter ended September 30, 2009. By comparison, the provision for loan and lease losses amounted to $619.0 million in the second quarter of 2009 and $155.0 million for the third quarter of 2008.  For the nine months ended September 30, 2009 and 2008, the provision for loan and lease losses amounted to $1,675.6 million and $1,187.3 million, respectively. The provision for loan and lease losses for the three and nine months ended September 30, 2009 included approximately $185.0 million for loans to certain bank holding companies. The provision for loan and lease losses is the amount required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.  The ratio of the allowance for loan and lease losses to total loans and leases was 3.07% at September 30, 2009, compared to 2.84% at June 30, 2009 and 2.05% at September 30, 2008.

While the direction of the credit quality metrics in the third quarter of 2009 may be an indication of stabilization in some geographies and markets, management recognizes the economy remains fragile and that it may be too early to expect that this quarter’s experience is indicative of the start of a longer-term trend.  Management expects the prevailing economic and difficult real estate market conditions will last well into 2010 in many of the Corporation’s markets.  The Corporation expects that the bulk of the credit quality issues related to Florida have been realized and that the level of new larger construction loans placed on nonaccrual are likely to have peaked in Arizona. A weak and unstable economy and elevated levels of unemployment has resulted in increased stress in consumer loans, particularly residential real estate loans and home equity loans and lines of credit. Based on these factors, nonaccrual consumer loans are expected to increase. As a result of these offsetting trends, total nonperforming loans and leases may continue to improve or stabilize but remain at elevated levels in future quarters.  Management expects the provision for loan and lease losses will continue to be at elevated levels due to the recessionary economy and weak national real estate markets.  The credit environment and underlying collateral values continue to be rapidly changing and as a result, there are numerous unknown factors at this time that will ultimately affect the timing and amount of nonperforming loans and leases, net charge-offs and the provision for loan and lease losses that will be recognized in the remainder of 2009. The timing and amount of charge-offs will continue to be influenced by the Corporation’s strategies for managing its nonperforming loans and leases.

The Corporation will continue to proactively manage its potential problem loans and nonperforming loans and leases and be aggressive to isolate, identify and assess its underlying loan and lease portfolio credit quality.  The Corporation has developed and continues to develop strategies, such as selective sales of nonperforming loans and restructuring loans to qualified borrowers, to mitigate its loss exposure.  Construction and development loans tend to be more complex and may take more time to attain a satisfactory resolution.  Depending on the facts and circumstances, acquiring real estate collateral in partial or total satisfaction of problem loans may continue to be the best course of action to take in order to mitigate the Corporation’s exposure to loss.

OTHER INCOME

Total other income in the third quarter of 2009 amounted to $227.9 million compared to $183.8 million in the same period last year, an increase of $44.1 million or 24.0%.  For the nine months ended September 30, 2009, total other income amounted to $671.8 million compared to $582.1 million in the same period last year, an increase of $89.7 million or 15.4%.

Total other income in the third quarter of 2009 included gains of $56.1 million from the termination of debt, offset by losses of $18.1 million from post-transfer write-downs associated with loans available for sale (other than mortgage loans originated for sale). Excluding these items, total other income increased $6.1 million or 3.3% compared to the third quarter of 2008.

For the nine months ended September 30, 2009, total other income included gains of $68.4 million from the termination of debt, offset by losses of $29.7 million from post-transfer write-downs associated with loans available for sale (other than mortgage loans originated for sale).  In addition, total other income in the nine months ended September 30, 2009 included net investment securities gains of $81.2 million.  Total other income in the nine months ended September 30, 2008 included net investment securities gains of $27.2 million.  Excluding these items as described above, total other income for the nine months ended September 30, 2009 was relatively unchanged compared to the nine months ended September 30, 2008.

Equity market volatility persisted during 2009.  That volatility along with downward pressure in the equity markets resulted in lower wealth management revenue in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. Wealth management revenue amounted to $66.7 million in the third quarter of 2009 compared to $71.3 million in the third quarter of 2008, a decrease of $4.6 million or 6.5%. For the nine months ended September 30, 2009, wealth management revenue amounted to $195.2 million compared to $218.0 million for the nine months ended September 30, 2008, a decrease of $22.8 million or 10.5%.  Assets under management were $32.8 billion at September 30, 2009 compared to $30.4 billion at December 31, 2008 and $24.4 billion at September 30, 2008.  Assets under administration were $118.5 billion at September 30, 2009 compared to $104.4 billion at December 31, 2008 and $101.3 billion at September 30, 2008.  Sales pipelines are beginning to expand and customer conversions have expanded as decision-making processes regarding service providers, asset allocation and portfolio structure have shortened.  Revenue from operations outsourcing services continued to grow during the three and nine months ended September 30, 2009.  Wealth management revenue will continue to be affected by market volatility and direction through the remainder of 2009.

Total mortgage banking revenue was $12.7 million in the third quarter of 2009 compared to $5.5 million in the third quarter of 2008, an increase of $7.2 million.  For the nine months ended September 30, 2009, total mortgage banking revenue amounted to $41.6 million compared to $21.5 million for the nine months ended September 30, 2008, an increase of $20.1 million.  The Corporation has been utilizing the secondary market for the increase in demand for fixed rate mortgages primarily associated with refinancing activities.  Residential mortgage and home equity loans sold in the secondary market amounted to $0.8 billion and $2.6 billion in the three and nine months ended September 30, 2009, respectively.  For the three and nine months ended September 30, 2008, the Corporation sold $0.3 billion and $1.2 billion, respectively, of residential mortgage and home equity loans in the secondary market.

Net investment securities losses amounted to $1.5 million in the third quarter of 2009 compared to net investment securities gains of $1.0 million in the third quarter of 2008.  For the nine months ended September 30, 2009, net investment securities gains amounted to $81.2 million compared to $27.2 million for the nine months ended September 30, 2008.  During the second quarter of 2009, the Corporation recorded a gain of $35.4 million from the sale of Visa Class B common stock.  Also during the second quarter of 2009, the Corporation sold U.S. government agency securities with a principal amount of approximately $1.1 billion, resulting in a gain of $43.6 million.  During the first quarter of 2008, in conjunction with its IPO, Visa redeemed 38.7% of the Class B Visa common stock owned by the Corporation.  The gain from the redemption amounted to $26.9 million.

Bank-owned life insurance revenue amounted to $10.3 million for the three months ended September 30, 2009 compared to $12.8 million for the three months ended September 30, 2008, a decrease of $2.5 million or 18.9%.  For the nine months ended September 30, 2009, bank-owned life insurance revenue amounted to $27.6 million compared to $37.1 million for the nine months ended September 30, 2008, a decrease of $9.5 million or 25.6%.  The decline in revenue reflects the lower crediting rates due to the interest rate environment and lower death benefit gains in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008.

Gain on the termination of debt amounted to $56.1 million and $68.4 million for the three and nine months ended September 30, 2009, respectively. During the third quarter of 2009, the Corporation re-acquired and extinguished approximately $548.4 million of debt and has re-acquired and extinguished approximately $809.2 million of debt in the nine months ended September 30, 2009. For the nine months ended September 30, 2009, the debt consisted of various bank notes issued by the Corporation and its wholly-owned subsidiary, M&I Marshall & Ilsley Bank (“M&I Bank”).  The size of the blocks ranged from $70 thousand to $110.0 million with a weighted average buyback price of approximately 91.5% of par.

OREO income primarily consists of gains from the sale of OREO and amounted to $4.3 million in the third quarter of 2009 compared to $4.0 million in the third quarter of 2008.  For the nine months ended September 30, 2009, OREO income amounted to $9.8 million compared to $6.8 million for the nine months ended September 30, 2008.  The carrying value of OREO properties sold amounted to $93.4 million in the third quarter of 2009, compared to $20.1 million in the third quarter of 2008.  During the first nine months of 2009, the carrying value of OREO properties sold amounted to $218.6 million, compared to $62.6 million during the first nine months of 2008.

Other income in the third quarter of 2009 amounted to $45.6 million compared to $52.6 million in the third quarter of 2008, a decrease of $7.0 million or 13.3%.  For the nine months ended September 30, 2009, other income amounted to $144.9 million compared to $161.3 million for the nine months ended September 30, 2008, a decrease of $16.4 million or 10.1%. Post-transfer write-downs associated with loans available for sale (other than mortgage loans originated for sale) are reported as a reduction of other income in the Consolidated Statements of Income and amounted to $18.1 million and $29.7 million for the three and nine months ended September 30, 2009, respectively. Other income for the three and nine months ended September 30, 2009 included gains of $5.2 million associated with the termination of the remaining auto securitization activities during the third quarter of 2009.

OTHER EXPENSE

Total other expense for the three months ended September 30, 2009 amounted to $409.0 million compared to $359.8 million for the three months ended September 30, 2008, an increase of $49.2 million or 13.7%.  For the nine months ended September 30, 2009, total other expense amounted to $1,168.8 million compared to $1,055.5 million for the nine months ended September 30, 2008, an increase of $113.3 million or 10.7%.

Total other expense for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 included increased credit and collection-related expenses and increased expenses associated with the acquisition, valuation and holding of OREO properties.  Approximately $49.8 million of the operating expense growth in the third quarter of 2009 compared to the third quarter of 2008 was attributable to these items.  For the nine months ended September 30, 2009, approximately $92.3 million of the operating expense growth compared to the same period in 2008 was attributable to these items.

Approximately $11.8 million of the operating expense growth in the third quarter of 2009 compared to the third quarter of 2008 was attributable to the increased expense related to regular insurance premiums for insurance on deposits.  Approximately $77.9 million of the operating expense growth in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was attributable to the FDIC special assessment related to insurance on deposits in addition to increased expense related to regular insurance premiums for insurance on deposits and severance.

Total other expense for the three and nine months ended September 30, 2009 included provisions for loss exposures associated with unfunded loan commitments that amounted to $6.6 million. Total other expense for the nine months ended September 30, 2008 included provisions for loss exposures associated with unfunded loan commitments and other credit related liabilities and residual write-downs associated with direct financing leases.  These expenses totaled $27.1 million.

Total other expense for the three and nine months ended September 30, 2008 included the impact of the financial market disruption in September 2008.  The market disruption resulted in unexpected losses and charges in the Corporation’s wealth management segment that amounted to $15.0 million.

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

The Corporation’s expense in the three months ended September 30, 2009 compared to the three months ended September 30, 2008, excluding the items discussed above, declined $4.0 million or 1.2%.  For the nine months ended September 30, 2009, the Corporation’s expense excluding the items discussed above decreased $33.6 million or 3.5%.  This expense decline reflects in part lower incentive compensation, the impact of the expense reduction initiatives announced in the fourth quarter of 2008, and the Corporation’s ongoing commitment to prudent expense management.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic.  The efficiency ratio is calculated by taking total other expense divided by the sum of total other income (including Private Equity revenue but excluding other investment securities gains or losses) and net interest income on a fully taxable equivalent basis.  The Corporation’s efficiency ratios for the three months ended September 30, 2009 and 2008 were:

	Three Months Ended September 30,
	2009	2008
Efficiency Ratio	66.1%	57.0%

The efficiency ratio for the third quarter of 2009 was adversely affected by the increase in credit and collection-related expenses and net expenses associated with OREO properties.  The estimated adverse net impact to the Corporation’s efficiency ratio for the three months ended September 30, 2009 from these items was approximately 11.7%.

The efficiency ratio for the third quarter of 2009 was also adversely affected by the increase in provisions for loss exposures associated with unfunded loan commitments and post-transfer write-downs associated with loans available for sale other than mortgage loans originated for sale. Those adverse affects were more than offset by the gains from termination of debt. The estimated net impact to the Corporation’s efficiency ratio for the three months ended September 30, 2009 from these items was a benefit of approximately 3.2%.

The efficiency ratio for the third quarter of 2008 was adversely affected by the increase in credit and collection-related expenses, net expenses associated with OREO properties and the unexpected losses and charges associated with the financial market disruption in September 2008.  The estimated net adverse impact to the Corporation’s efficiency ratio for the three months ended September 30, 2008 from these items was approximately 5.3%.

Salaries and employee benefits expense amounted to $179.2 million in the third quarter of 2009 compared to $184.0 million in the third quarter of 2008, a decrease of $4.8 million or 2.6%.  Salaries and employee benefits related to credit and collection increased approximately $0.9 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  For the nine months ended September 30, 2009, salaries and employee benefits expense amounted to $521.6 million compared to $545.3 million in the nine months ended September 30, 2008, a decrease of $23.7 million or 4.3%.  Salaries and employee benefits related to credit and collection increased approximately $4.1 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Included in salaries and employee benefits expense in the nine months ended September 30, 2009, was severance expense of $5.8 million.  The number of full-time equivalent employees decreased approximately 5.7% at September 30, 2009 compared to September 30, 2008.

Net occupancy and equipment expense for the three months ended September 30, 2009 amounted to $33.3 million compared to $31.7 million for the three months ended September 30, 2008, an increase of $1.6 million or 5.2%.  For the nine months ended September 30, 2009, net occupancy and equipment expense amounted to $99.5 million compared to $94.1 million for the nine months ended September 30, 2008, an increase of $5.4 million or 5.8%.  The increase in the three and nine months ended September 30, 2009 compared to the same periods in 2008 reflects the effect of de novo branch expansion activities.

Software, processing, supplies, printing, postage and delivery expenses amounted to $49.7 million for the three months ended September 30, 2009 compared to $49.0 million for the three months ended September 30, 2008, an increase of $0.7 million or 1.4%.  For the nine months ended September 30, 2009, software, processing, supplies, printing, postage and delivery expenses amounted to $148.9 million compared to $150.7 million for the nine months ended September 30, 2008, a decrease of $1.8 million or 1.2%.

FDIC insurance premiums on deposits increased $11.8 million in the third quarter of 2009 compared to the third quarter of 2008 and amounted to $17.8 million in the third quarter of 2009.  For the nine month period ended September 30, 2009, FDIC insurance premiums on deposits amounted to $82.2 million compared to $10.0 million for the same period in 2008, an increase of $72.2 million.  Included in the increase in the nine months ended September 30, 2009 was $29.3 million which represented the Corporation’s portion of the FDIC special assessment related to insurance on deposits.

Professional services expense amounted to $23.5 million in the third quarter of 2009 compared to $16.5 million in the third quarter of 2008, an increase of $7.0 million or 42.7%.  Increased legal fees and other professional fees associated with problem loans contributed approximately $6.6 million to the increase in professional services expense in the third quarter of 2009 compared to the third quarter of 2008.  For the nine months ended September 30, 2009, professional services expense amounted to $64.7 million compared to $48.1 million for the nine months ended September 30, 2008, an increase of $16.6 million or 34.4%.  Increased legal fees and other professional fees associated with problem loans contributed approximately $12.7 million to the increase in professional services expense in the nine month period ended September 30, 2009 compared to the same period in 2008.  Consulting fees associated with updating certain internal systems also contributed to the increase in professional services expense for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Amortization of intangibles amounted to $5.9 million for the quarter ended September 30, 2009 compared to $6.0 million for the quarter ended September 30, 2008. For the nine months ended September 30, 2009, amortization of intangibles amounted to $17.5 million compared to $17.9 million for the nine months ended September 30, 2008. See Note 11 in Notes to Financial Statements for the discussion regarding the Corporation’s annual test for goodwill impairment.

OREO expenses amounted to $56.4 million in the third quarter of 2009 compared to $14.1 million in the third quarter of 2008, an increase of $42.3 million.  Approximately $36.8 million of the increase for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was due to valuation write-downs and losses on disposition, which reflects both the increased levels of foreclosed properties and the rapid decline in real estate values.  Approximately $5.5 million of the increase for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 reflects the costs of acquiring and holding the increased levels of foreclosed properties.  For the nine months ended September 30, 2009, OREO expenses amounted to $124.8 million compared to $49.3 million for the nine months ended September 30, 2008, an increase of $75.5 million.  Approximately $60.5 million of the increase for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was due to valuation write-downs and losses on disposition. Approximately $15.0 million of the increase for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 reflects the costs of acquiring and holding the increased levels of foreclosed properties.  The Corporation expects that higher levels of expenses associated with acquiring and holding foreclosed properties will continue.  Valuation write-downs and losses on disposition will depend on real estate market conditions.

Other expense amounted to $43.1 million in the third quarter of 2009 compared to $52.5 million in the third quarter of 2008, a decrease of $9.4 million or 17.9%. Other expense in the third quarter of 2009 included increased provisions for loss exposures associated with unfunded loan commitments that amounted to $6.6 million. Other expense in the third quarter of 2008 included $15.0 million in unexpected losses and charges in the Corporation’s wealth management segment due to the financial market disruption in September 2008.

For the nine months ended September 30, 2009, other expense amounted to $109.6 million compared to $140.1 million for the nine months ended September 30, 2008, a decrease of $30.5 million or 21.8%.  Other expense for the nine months ended September 30, 2008 included the reversal of $12.2 million related to the Visa litigation.  The provisions for loss exposures associated with unfunded loan commitments and other credit related liabilities decreased $15.6 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Total other expense for the nine months ended September 30, 2008 included residual write-downs of $4.9 million associated with direct financial leases. As previously discussed other expense for the nine months ended September 30, 2008 included $15.0 million in unexpected losses and charges due to the financial market disruption in September 2008.

INCOME TAXES

For the three months ended September 30, 2009, the benefit for income taxes amounted to $148.2 million or 39.9% of the pre-tax loss, compared to the provision for income taxes for the three months ended September 30, 2008 of $26.4 million or 24.0% of the pre-tax income.

For the nine months ended September 30, 2009, the benefit for income taxes amounted to $467.3 million or 47.2% of the pre-tax loss.  In February 2009, the State of Wisconsin passed legislation that requires combined reporting for state income tax purposes effective January 1, 2009.  As a result, the Corporation recorded an additional income tax benefit of $51.0 million to recognize certain state deferred tax assets, which included the reduction of a valuation allowance for Wisconsin net operating losses. During the second quarter of 2009, the Corporation recorded an additional tax benefit of $18.0 million due to the favorable resolution of a tax matter.  For the nine months ended September 30, 2009, these tax benefits amounted to $69.0 million or 7.0% of the reported pre-tax loss.

For the nine months ended September 30, 2008, the benefit for income taxes amounted to $178.3 million or 52.1% of the pre-tax loss.  As a result of the Internal Revenue Service’s (“IRS”) decision not to appeal a November 2007 US Tax Court ruling related to how the TEFRA (interest expense) disallowance should be calculated within a consolidated group and the position the IRS had taken in another related case, the Corporation recognized an additional income tax benefit related to years 1996-2007 of $20.0 million for its similar issue in the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Total equity was $6.40 billion or 10.94% of total consolidated assets at September 30, 2009, compared to $6.27 billion or 10.06% of total consolidated assets at December 31, 2008 and $6.50 billion or 10.24% of total consolidated assets at September 30, 2008.

On June 17, 2009, the Corporation announced the closing of its public offering of 100.0 million shares of its common stock at $5.75 per share.  The 100.0 million shares included 13.0 million shares issued pursuant to an option granted to the underwriters by the Corporation, which was exercised in full.  The proceeds, net of underwriting discounts and commissions and offering expenses, from the issuance of shares in this public offering amounted to $551.8 million.  In addition, under the initial shelf registration, the Corporation issued 670,300 shares of its common stock valued at $4.5 million, net of underwriting discounts and commissions and offering expenses, during the second quarter.

On August 20, 2009, the Corporation announced that its Board of Directors declared the third quarter cash dividend of $0.01 per share on its common stock.

During the third quarter of 2009, the Corporation issued 243,144 shares of its common stock for $1.7 million to fund its obligation under its employee stock purchase plan (the “ESPP”).  During the first nine months of 2009, the Corporation issued 1,059,605 shares of its common stock for $5.3 million to fund its obligation under its ESPP.  During the third quarter of 2008, the Corporation issued 126,553 shares of its common stock for $2.2 million to fund its obligation under the ESPP.  For the nine months ended September 30, 2008, the Corporation issued 397,483 shares of its common stock for $6.4 million to fund its obligation under the ESPP.

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

Under the terms of the Senior Preferred Stock set forth in the Corporation’s Restated Articles of Incorporation, except as described below, the Corporation may not redeem the Senior Preferred Stock during the first three years that it is outstanding.  After the first three years, the Corporation may redeem shares of the Senior Preferred Stock for the per share liquidation preference of $1,000 plus any accrued and unpaid dividends.  The Corporation is permitted, subject to regulatory approval, to redeem in whole or in part the Senior Preferred Stock during the first three years only if (a) if it has received aggregate gross proceeds of not less than $428.75 million from one or more “Qualified Equity Offerings” (as defined in the Restated Articles of Incorporation), and (b) the aggregate redemption price of the Senior Preferred Stock redeemed does not exceed the aggregate net proceeds received by the Corporation from any such Qualified Equity Offerings.  The Corporation received $551.8 million in aggregate net proceeds from its June 17, 2009 common stock offering, which met the requirements for a “Qualified Equity Offering.”  As a result, at September 30, 2009, the Corporation could redeem Senior Preferred Stock with an aggregate redemption price of up to $551.8 million if it obtains Board of Directors and regulatory approval.

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

As a condition to participating in the CPP, the Corporation issued and sold to the UST a warrant (the “Warrant”) to purchase 13,815,789 shares (the “Warrant Shares”) of the Corporation’s common stock, at an initial per share exercise price of $18.62, for an aggregate purchase price of approximately $257.25 million.  The term of the Warrant is ten years.  The Warrant is not subject to any contractual restrictions on transfer, provided that the UST may only transfer a portion or portions of the Warrant with respect to, or exercise the Warrant for, more than one-half of the initial Warrant Shares prior to the earlier of (a) the date on which the Corporation has received aggregate gross proceeds of at least $1,715 million from one or more Qualified Equity Offerings, and (b) December 31, 2009.  If the Corporation completes one or more Qualified Equity Offerings on or prior to December 31, 2009 that result in the Corporation receiving aggregate gross proceeds equal to at least $1,715 million, then the number of Warrant Shares will be reduced to 50% of the original number of Warrant Shares.  The Warrant provides for the adjustment of the exercise price and the number of Warrant Shares issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Corporation’s common stock, and upon certain issuances of the Corporation’s common stock at or below a specified price range relative to the initial exercise price.  The Corporation’s public sales of its common stock during the second quarter of 2009 did not trigger any adjustments to the exercise price of the Warrant or the number of Warrant Shares because the sales were at market prices or were deemed to be “permitted transactions” under the terms of the Warrant.  Pursuant to the Securities Purchase Agreement, the UST has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

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

For accounting purposes, the proceeds of $1,715 million received from the UST were allocated between the Senior Preferred Stock and the Warrant based on their relative fair values.  The initial value of the Warrant, which is classified as equity, was $81.12 million.  The entire discount on the Senior Preferred Stock, created from the initial value assigned to the Warrant, is being accreted over a five-year period in a manner that produces a level preferred stock dividend yield which is 6.10%.  At the end of the fifth year, the carrying amount of the Senior Preferred Stock will equal its liquidation value.

Preferred dividends accrued on the Senior Preferred Stock amounted to $25 million and $75 million for the three and nine months ended September 30, 2009, respectively.  On August 17, 2009, the Corporation paid the quarterly preferred dividend covering the period from May 15, 2009 through August 15, 2009 in the amount of $21.4 million.

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

At September 30, 2009, the net loss in accumulated other comprehensive income amounted to $22.3 million, which represented a positive change in accumulated other comprehensive income of $135.7 million since December 31, 2008.  Net accumulated other comprehensive income associated with available for sale investment securities was a net gain of approximately $40.9 million at September 30, 2009, compared to a net loss of $57.1 million at December 31, 2008, resulting in a net gain of $98.0 million over the nine month period.  The net unrealized loss associated with the change in fair value of the Corporation’s derivative financial instruments designated as cash flow hedges decreased $38.5 million since December 31, 2008, and amounted to $64.2 million at September 30, 2009, compared to a net loss of $102.7 million at December 31, 2008.  The amount required to adjust the Corporation’s postretirement health benefit liability to its funded status included in accumulated other comprehensive income amounted to an unrealized loss of approximately $0.8 million as of September 30, 2009.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

Risk-Based Capital Ratios
($ in millions)

	September 30, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$4,915	9.61%	$5,357	9.49%
Tier 1 Capital Minimum Requirement	2,045	4.00	2,257	4.00
Excess	$2,870	5.61%	$3,100	5.49%

Total Capital	$6,735	13.17%	$7,445	13.19%
Total Capital Minimum Requirement	4,090	8.00	4,514	8.00
Excess	$2,645	5.17%	$2,931	5.19%

Risk-Adjusted Assets	$51,128		$56,428

Leverage Ratios
($ in millions)

	September 30, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$4,915	8.52%	$5,357	8.56%
Minimum Leverage Requirement	1,731 - 2,884	3.00 - 5.00	1,877 - 3,129	3.00 - 5.00
Excess	$3,184 - 2,031	5.52 - 3.52%	$3,480 - 2,228	5.56 - 3.56%

Adjusted Average Total Assets	$57,680		$62,587

On October 27, 2009, the Corporation announced the closing of its public offering of 156.4 million shares of its $1.00 par value common stock at $5.75 per share.  The 156.4 million shares include 20.4 million shares issued pursuant to an option granted to the underwriters by the Corporation, which was exercised in full.  The proceeds, net of underwriting discounts and commissions and offering expenses, from the offering amounted to $863.3 million. The Corporation intends to use the net proceeds of this offering for general corporate purposes and may contribute some portion of the net proceeds to the capital of its subsidiaries, which will use these contributions for their general corporate purposes.  The Corporation may also use a portion of the net proceeds of this offering to repurchase portions of its outstanding indebtedness from time to time in the future, to the extent M&I determines that market conditions are favorable for doing so.  In addition, to the extent that the Corporation’s Board of Directors determines at a future date that it is in the best interests of the Corporation and its shareholders, the Corporation may elect to repurchase a portion of  the Senior Preferred Stock which repurchase may be funded in whole or in part by the remaining net proceeds of this offering. The Corporation received a total of $1,415.1 million in aggregate net proceeds from both this common stock offering and the June 17, 2009 common stock offering. Both offerings met the requirements for a “Qualified Equity Offering.”  As a result, the Corporation could redeem Senior Preferred Stock with an aggregate redemption price of up to $1,415.1 million. Any repurchase of the Senior Preferred Stock would be subject to consultation with and approval by the Corporation’s banking regulators.  To the extent the Corporation seeks such approval, there can be no assurance that such approval will be granted.

The Corporation manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation’s own cash requirements are met.  The Corporation maintains liquidity by obtaining funds from several sources.

Average short-term investments amounted to $1.8 billion in the third quarter of 2009, an increase of $1.4 billion compared to the third quarter of 2008.  At the present time, short-term investments represents the Corporation’s most readily available source of liquidity. This source of liquidity reflects management’s decision to maintain higher levels of liquid assets.

Another readily available source of liquidity to the Corporation is its investment portfolio.  Investment securities available for sale, which totaled $6.3 billion at September 30, 2009, represent a highly accessible source of liquidity.  The Corporation’s portfolio of held-to-maturity investment securities, which totaled $0.1 billion at September 30, 2009, provides liquidity from maturities.

Depositors within the Corporation’s defined markets are another source of liquidity.  Core deposits (demand, savings, money market and consumer time deposits) averaged $26.2 billion in the third quarter of 2009.  The Corporation's banking affiliates may also access the federal funds markets, the Federal Reserve’s Term Auction Facility or utilize collateralized borrowings such as treasury demand notes, FHLB advances or other forms of collateralized borrowings.

The Corporation’s banking affiliates may use wholesale deposits, which include foreign (Eurodollar) deposits.  Wholesale deposits, which averaged $11.2 billion in the third quarter of 2009, are deposits generated through distribution channels other than the Corporation’s own banking branches.  The weighted average remaining term of outstanding brokered and institutional certificates of deposit at September 30, 2009 was 11.5 years.  These deposits allow the Corporation’s banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional.  Access to wholesale deposits also provides the Corporation with the flexibility not to pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels.

The national capital markets represent a further source of liquidity to the Corporation.

The Corporation and/or M&I Bank may repurchase or redeem its outstanding debt securities from time to time, including, without limitation, senior and subordinated global bank notes, medium-term corporate notes, MiNotes or junior subordinated deferrable interest debentures and the related trust preferred securities.  Such repurchases or redemptions may be made in open market purchases, in privately negotiated transactions or otherwise for cash or other consideration.  Any such repurchases or redemptions will be made on an opportunistic basis as market conditions permit and are dependent on the Corporation’s liquidity needs, compliance with any contractual or indenture restrictions and regulatory requirements and other factors the Corporation deems relevant.  During 2009, the Corporation re-acquired and extinguished $809.2 million of debt. For the nine months ended September 30, 2009, the debt consisted of various bank notes issued by the Corporation and its wholly-owned subsidiary, M&I Bank.  The size of the blocks ranged from $70 thousand to $110.0 million with a weighted average buyback price of approximately 91.5% of par.

The market impact of the recession and deterioration in the national real estate markets has resulted in a decline in market confidence and a subsequent strain on liquidity in the financial services sector.  However, the common stock issued in financing transactions through September 30, 2009 and participation in the CPP in 2008 provided the Corporation with $2.3 billion in cash and significantly increased its regulatory and tangible capital levels.  Management expects that it will continue to make use of a wide variety of funding sources, including those that have not shown the levels of stress demonstrated in some of the national capital markets.  Notwithstanding the current national capital market impact on the cost and availability of liquidity, management believes that it has adequate liquidity to ensure that funds are available to the Corporation and each of its banks to satisfy their cash flow requirements.  However, if capital markets deteriorate more than management currently expects, the Corporation could experience stress on its liquidity position.

On October 27, 2009, the Corporation announced the closing of its public offering of 156.4 million shares of its $1.00 par value common stock at $5.75 per share.  The 156.4 million shares include 20.4 million shares issued pursuant to an option granted to the underwriters by the Corporation, which was exercised in full.  The proceeds, net of underwriting discounts and commissions and offering expenses, from the offering amounted to $863.3 million.

M&I Bank has implemented a global bank note program that permits it to issue and sell up to a maximum of US$13.0 billion aggregate principal amount (or the equivalent thereof in other currencies) at any one time outstanding of its senior global bank notes with maturities of seven days or more from their respective date of issue and subordinated global bank notes with maturities more than five years from their respective date of issue.  The notes may be fixed rate or floating rate and the exact terms will be specified in the applicable Pricing Supplement or the applicable Program Supplement.  This program is intended to enhance liquidity by enabling M&I Bank to sell its debt instruments in global markets in the future without the delays that would otherwise be incurred.  At September 30, 2009, approximately $9.8 billion of new debt could be issued under M&I Bank’s global bank note program.

Bank notes outstanding at September 30, 2009 amounted to $3.2 billion of which $1.7 billion is subordinated.  A portion of the subordinated bank notes qualifies as supplementary capital for regulatory capital purposes.

During the second quarter of 2008, the Corporation filed a shelf registration statement with the Securities and Exchange Commission enabling the Corporation to issue up to 6.0 million shares of its common stock, from time to time in connection with acquisitions by the Corporation and/or consolidated subsidiaries of the Corporation.  At September 30, 2009, approximately 1.14 million shares of the Corporation’s common stock could be issued under the shelf registration statement for future acquisitions.

During the fourth quarter of 2007, the Corporation filed a shelf registration statement pursuant to which the Corporation may issue corporate debt and/or equity securities with a relatively short lead time, subject to market conditions, and which may be used to register resales of securities acquired by shareholders in transactions exempt from registration under federal securities laws.

OFF-BALANCE SHEET ARRANGEMENTS

Through clean-up calls and other events, the Corporation fulfilled its present obligations with respect to all of its auto securitization during the third quarter of 2009. At September 30, 2009, there have been no other substantive changes with respect to the Corporation’s off-balance sheet activities disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Corporation continues to believe that based on the off-balance sheet arrangements with which it is presently involved, such off-balance sheet arrangements neither have, nor are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”), except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification did not change GAAP but reorganizes the literature using a consistent structure organized by topic, subtopic, section and paragraph, each of which is identified by a numerical designation.  The Corporation ceased using prior GAAP references and began using the new Codification when referring to GAAP in the discussion below and in the Notes to Consolidated Financial Statements in its quarterly report on Form 10-Q for the third quarter ending September 30, 2009.

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

Specific Reserve.  A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Corporation’s nonaccrual loans subject to a minimum size and all renegotiated loans form the basis to identify loans and leases that meet the criteria as being “impaired.” In general, these loans have been internally identified as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns.  For impaired loans, impairment is measured using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral less estimated selling costs.  The fair value of the collateral, less estimated selling costs, is used  for collateral dependent loans and loans for which foreclosure is deemed to be probable.

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

The second element reflects management’s recognition of the uncertainty and imprecision underlying the process of estimating losses.  At the measurement date, the Corporation may identify loans within certain industry segments that based on both internal and external environmental factors such as financial, payment, collateral, performance risk profile, geographic or industry segments, economic trends and portfolio composition unique to the measurement period, warrant closer ongoing monitoring by management.  The specific loans mentioned earlier are excluded from this analysis.  Based on management’s judgment, reserve ranges may be allocated to these industry segments.  Reserve ranges are then allocated using estimates of loss exposure that management has identified based on these internal and external environmental factors.

The Corporation has not materially changed any aspect of its overall approach in the determination of the allowance for loan and lease losses.  However, on an on-going basis the Corporation continues to refine the methods used in determining management’s best estimate of the allowance for loan and lease losses.

The following factors were taken into consideration in determining the adequacy of the allowance for loan and lease losses at September 30, 2009:

The Corporation’s problem loans continue to be primarily real estate related loans in areas that were previously experiencing substantial population growth and increased demand for housing such as Arizona and Florida.  The Corporation’s higher growth markets have been disproportionately affected by the excess real estate inventory and deterioration in the national real estate markets as the economy deteriorated into recession.  Elevated levels of unemployment, the recession and illiquid real estate markets have resulted in an increasing number of borrowers that are unable to either refinance or sell their properties and consequently have defaulted or are very close to defaulting on their loans.  In this stressed housing market that is experiencing increasing delinquencies and rapidly declining real estate values, the adequacy of collateral securing the loan becomes a much more important factor in determining expected loan performance.  In many cases, rapidly declining real estate values resulted in the determination that the collateral was insufficient to cover the recorded investment in the loan. These factors resulted in the Corporation’s loan and lease portfolio experiencing significantly higher incidences of default and a significant increase in loss severity in recent quarters.  The Corporation has taken these factors into consideration in determining the adequacy of its allowance for loans and leases.

At September 30, 2009, the Corporation determined that no sectors presented a higher than normal risk due to their financial and external characteristics such that the establishment of allowances for loan and lease losses was required.

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

Nonperforming loans in Arizona represented 29.5% of total consolidated nonperforming loans and leases at September 30, 2009 and continue to be the largest concentration of nonperforming loans in the Corporation’s loan and lease portfolio.  In addition, Arizona’s ratio of nonperforming loans to total loans of 11.19% was the highest in the Corporation’s primary lending areas at September 30, 2009.  Nonperforming construction and development loans made up approximately $395.2 million or 59.6% and nonperforming residential real estate loans made up approximately $145.3 million or 21.9% of nonperforming loans in Arizona at September 30, 2009.  Nonperforming loans in Florida represented 11.8% of total consolidated nonperforming loans and leases at September 30, 2009.  Florida’s ratio of nonperforming loans to total loans of 9.19% was the second highest in the Corporation’s primary lending areas at September 30, 2009. Approximately $123.3 million or 46.5% of nonperforming loans in Florida at September 30, 2009 were construction and development loans.

Nonperforming loans are considered to be those loans with the greatest risk of loss due to nonperformance. At September 30, 2009, nonperforming loans amounted to $2,250.1 million or 4.88% of total loans and leases outstanding compared to $2,416.1 million or 5.01% of total loans and leases outstanding at June 30, 2009, a decrease of $166.0 million or 6.9%. This is the first linked-quarter decline in nonperforming loans in four years. The decrease in nonperforming loans at September 30, 2009 reflects the effects of actions taken to reduce the levels of nonperforming loans and the decline in new nonperforming loans during the third quarter of 2009. Compared to the second quarter of 2009, the amount of new loans and leases that went into nonperforming status in the third quarter of 2009 decreased by approximately $463 million or 35.5%.

The amount of cumulative net charge-offs recorded on the Corporation’s nonperforming loans outstanding at September 30, 2009 was approximately $765.9 million or 49.9% of the unpaid principal balance of the affected nonperforming loans and 25.5% of the unpaid principal balance of its total nonperforming loans outstanding at September 30, 2009.  These charge-offs have reduced the carrying value of these nonperforming loans and leases which reduced the allowance for loan and lease losses required at the measurement date.

Early stage loan delinquencies (those loans delinquent 30-89 days) decreased by $217.7 million or 20.5%, from June 30, 2009 to September 30, 2009. This is the second quarter that the Corporation experienced a decline in early stage loan delinquencies after experiencing increases in 2008 and the first quarter of 2009.  Compared to December 31, 2008, early stage loan delinquencies declined by $156.8 million or 15.7%.

Renegotiated loans amounted to $935.3 million at September 30, 2009, compared to $818.5 million at June 30, 2009 and $89.5 million at September 30, 2008.  After restructuring, renegotiated loans generally result in lower payments than originally required and therefore, should have a lower risk of loss due to nonperformance than loans classified as nonaccrual.  The Corporation’s instances of default and re-default on renegotiated loans has been relatively low. However, the Corporation’s experience with renegotiated loan performance is relatively new and does not encompass an extended period of time.  In order to avoid foreclosure in the future, the Corporation has restructured loan terms for certain qualified borrowers that have demonstrated the ability to make the restructured payments for a specified period of time.  The Corporation has primarily used reduced interest rates and extended terms to lower contractual payments.

Renegotiated commercial loans amounted to $51.1 million or 5.5% of total renegotiated loans at September 30, 2009.  At September 30, 2009, renegotiated real estate loans, which includes commercial real estate, residential real estate and construction and development loans, amounted to $785.0 million and accounted for 83.9% of the Corporation’s total renegotiated loans.  Renegotiated commercial real estate and residential real estate loans amounted to $627.2 million or 67.0% of total renegotiated loans at September 30, 2009.  Renegotiated construction and development loans amounted to $157.8 million or 16.9% of total renegotiated loans.  Renegotiated home equity and other consumer loans amounted to $99.2 million or 10.6% of total renegotiated loans.  Approximately $444.0 million or 47.5% of total renegotiated loans at September 30, 2009 were related to renegotiated loans in Arizona. At September 30, 2009, renegotiated residential real estate, residential construction by individuals, residential land and other consumer-related renegotiated loans represented 98.8% of  Arizona’s  renegotiated loans. The present value of expected future cash flows discounted at the loan’s effective interest rate was the primary method used to measure impairment and determine the amount of allowance for loan and lease losses required for consumer-related renegotiated loans at September 30, 2009.  Significant judgment is required to estimate expected future cash flows.

Net charge-offs amounted to $532.7 million or 4.48% of average loans and leases in the third quarter of 2009, compared to $603.3 million or 4.95% of average loans and leases in the second quarter of 2009 and $152.3 million or 1.21% of average loans and leases in the third quarter of 2008.  For the nine months ended September 30, 2009, net charge-offs amounted to $1,464.0 million or 4.03% of average loans and leases compared to $684.1 million or 1.85% for the nine months ended September 30, 2008.  Net charge-offs of real estate loans amounted to $317.4 million or 59.6% of total net charge-offs in the third quarter of 2009 and $1,103.6 million or 75.4% of total net charge-offs in the first nine months of 2009.  For the three and nine months ended September 30, 2009, approximately $171.5 million and $583.2 million, respectively, of the real estate loan net charge-offs were construction and development loan net charge-offs.  The Corporation’s construction and development real estate loans continued to exhibit the highest levels of impairment.

Included in net charge-offs for the three and nine months ended September 30, 2009 were charge-offs related to loans to certain bank holding companies that amounted to $157.8 million.  Approximately 75% of the loans charged-off were current as of September 30, 2009. At September 30, 2009, the remaining loans outstanding to bank holding companies was approximately $545.2 million.  In addition to one other large bank holding company loan that had been previously fully reserved, additional reserves were established during the third quarter of 2009 for the remaining loans.

Approximately $175.6 million or 33.0% of net charge-offs in the third quarter of 2009 were related to Arizona. Excluding the charge-offs related to loans to certain bank holding companies, net charge-offs related to Arizona represented 46.8% of the net charge-offs reported in the third quarter of 2009. For the nine months ended September 30, 2009, net charge-offs related to Arizona amounted to $673.1 million, or 46.0% of total reported net charge-offs. Excluding the charge-offs related to loans to certain bank holding companies, net charge-offs related to Arizona represented 51.5% of the net charge-offs reported for the nine months ended September 30, 2009.

Despite the increase in nonperforming loans, net charge-offs related to Florida have declined $27.9 million or 17.6% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  For the nine months ended September 30, 2009, net charge-offs related to Florida were 8.9% of total net charge-offs.  For the nine months ended September 30, 2008, net charge-offs related to Florida were 23.2% of total net charge-offs.  Management believes the lower loss levels are an indication that the high level of credit losses in this geographical market are stabilizing.

Based on the loss estimates discussed, management determined its best estimate of the required allowance for loans and leases.  Management’s evaluation of the factors previously described resulted in an allowance for loan and lease losses of $1,413.7 million or 3.07% of total loans and leases outstanding at September 30, 2009.  The allowance for loan and lease losses was $1,367.8 million or 2.84% of loans and leases outstanding at June 30, 2009 and $1,031.5 million or 2.05% of total loans and leases outstanding at September 30, 2008.  Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $578.7 million in the third quarter of 2009 and $1,675.6 million in the nine months ended September 30, 2009. The provision for loan and lease losses for the three and nine months ended September 30, 2009 included approximately $185.0 million for loans to certain bank holding companies as previously discussed. The resulting provision for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.  Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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

Federal and state taxing authorities periodically review the Corporation’s interpretation of Federal and state income tax laws and make assessments based on their determination of tax laws.  Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations.  The Corporation establishes tax liabilities or reduces tax assets for uncertain tax positions when, despite its belief that its tax return positions are appropriate and supportable under local tax law, the Corporation believes it may not succeed in realizing the tax benefit of certain positions if challenged. In evaluating a tax position, the Corporation determines whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Corporation’s estimate of the ultimate tax liability contains assumptions based on past experiences, and judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by taxing jurisdictions. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Corporation evaluates these uncertain tax positions each quarter and adjusts the related tax liabilities or assets in light of changing facts and circumstances, such as the progress of a tax audit or the expiration of a statute of limitations. The Corporation believes the estimates and assumptions used to support its evaluation of uncertain tax positions are reasonable.

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

On an ongoing basis, management evaluates  the deferred tax assets to determine if a valuation allowance is required.  Realization of the deferred tax assets can be subjective, and are therefore not assured. The recoverability of deferred tax assets is based on the ability to carry back losses, tax planning strategies and current forecasts for periods through which losses may be carried forward. Based on its analysis of the positive and negative evidence, the Corporation has determined that no valuation allowance was required for the recorded Federal deferred tax assets at September 30, 2009.

The Corporation currently does not have any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months of September 30, 2009.

Fair Value Measurements

The Corporation measures fair value in accordance with the Fair Value Measurements and Disclosures Topic of the Codification, which provides a framework for measuring fair value under accounting principles generally accepted in the United States of America.  The topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The topic also addresses the valuation techniques used to measure fair value.  These valuation techniques include the market approach, income approach and cost approach.  The market approach uses prices or relevant information generated by market transactions that are identical to or comparable with assets or liabilities being valued.  The income approach involves converting future amounts based on current market expectations about those future amounts to a single present amount.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset.

The Fair Value Measurements and Disclosures Topic of the Codification establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The reported fair value of a financial instrument is categorized within the fair value hierarchy based upon the lowest level of input that is significant to the instrument’s fair value measurement.  The three levels within the fair value hierarchy consist of the following:

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

Measurements other than Level 1 involve various valuation techniques and models, which seek to maximize inputs that are observable, when available.  Selecting the relevant inputs, appropriate valuation techniques and the appropriate category to report the fair value of a financial instrument requires varying levels of judgment depending on the facts and circumstances.  The determination of some fair values can be a complex analysis of many factors.  Judgment is required when determining the fair value of an asset or liability when either relevant observable inputs do not exist or available observable inputs are in a market that is not active.  When relevant observable inputs are not available, the Corporation must use its own assumptions about future cash flows and appropriately risk-adjusted discount rates.  Conversely, in some cases observable inputs may require significant adjustments.  For example, in cases where the volume and level of trading activity in an asset or liability have declined significantly, the available prices vary significantly over time or among market participants, or the prices are not current, the observable inputs might not be relevant and could require significant adjustment.

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

Goodwill Impairment Tests

Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  A reporting unit is an operating segment, or one level below an operating segment, as defined by the Segment Reporting Topic of the Codification.  This first step is a screen for potential impairment. The second step, if necessary, measures the amount of impairment, if any.  Goodwill is reviewed for impairment annually as of June 30th or more frequently if indicators of impairment exist.  Goodwill has been assigned to six Reporting Units for purposes of impairment testing.

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

The estimated fair value for the Commercial Banking segment, Community Banking segment, Private Banking reporting unit and Trust reporting unit at June 30, 2009 was determined by equally weighting an income approach (50%) and market approach (50%) to assess if potential goodwill impairment existed. For the Capital Markets reporting unit, National Consumer Banking reporting unit and the Brokerage reporting unit the estimated fair value at June 30, 2009 was determined by weighting 100% to an income approach.  The Corporation determined that there was not sufficient comparable metrics associated with guideline companies and those reporting units to place any reliance on the market approach.

The income approach is based on discounted cash flows which are derived from internal forecasts and economic expectations for each respective reporting unit.  The key assumptions used to determine fair value under the income approach included the cash flow period, terminal values based on a terminal growth rate and the discount rate.  The discount rate, which represents the estimated cost of equity, was derived using a capital asset pricing model that uses a risk-free rate (20-year Treasury Bonds) which was 4.3% at June 30, 2009. The risk-free rate was adjusted for the risks associated with the operations of the Reporting Units.  The discount rates used in the income approach for the six Reporting Units evaluated at June 30, 2009 ranged from 10% to 22%.  An increase to the discount rate of 1% would have lowered the fair value determined under the income approach for the six Reporting Units evaluated at June 30, 2009 by a range of $3.3 million to $83.5 million or 6.3% to 47.0%.

The market approach is a technique that provides indications of value based upon comparisons of the reporting unit to market values and pricing evidence of public companies in the same or similar lines of businesses.  Market ratios (pricing multiples) and performance fundamentals relating to the public companies’ stock prices (equity) as of June 30, 2009 were applied to selected reporting units as previously discussed to determine indications of its fair value.

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

As a result of applying the first step of goodwill impairment testing to determine if potential goodwill impairment existed at  June 30, 2009, Trust, Private Banking, and Brokerage, the three reporting units that comprise the Wealth Management segment, and the Capital Markets reporting unit “passed” (fair value exceeded the carrying amount) the first step of the goodwill impairment test.  The Commercial segment and the National Consumer Banking reporting unit “failed” (the carrying amount exceeded the fair value) the first step of the goodwill impairment test at June 30, 2009 and were subjected to the second step of the goodwill impairment test.

For the four Reporting Units that passed step one, fair value exceeded the carrying amount by 7% to 166% of their respected estimated carrying values.  For the two Reporting Units that failed, the carrying amount exceeded fair value by between 37% and 90%.

The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined.  The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  The fair value allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) also requires significant judgment, especially for those assets and liabilities that are not measured on a recurring basis such as certain types of loans.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  The Corporation believes the implied fair value of goodwill is significantly affected by unobservable inputs and would be categorized as Level 3 within the fair value hierarchy.

The Corporation completed the second step of the process in order to determine if there is any goodwill impairment for the two Reporting Units that failed step one of the goodwill impairment tests.  In addition, the Corporation performed the second step of the process for one reporting unit that marginally passed step one of the goodwill impairment test.

The implied fair value of a reporting unit’s goodwill will generally increase if the fair value of its loans and leases are less than the carrying value of the reporting unit’s loans and leases.  The fair value of loans and leases was derived from discounted cash flow analysis as described in Note 14 – Fair Value of Financial Instruments in Notes to Financial Statements (“Note 14”).

The stress and deterioration in the national real estate markets, liquidity stress and current economic conditions have depressed prices buyers and sellers are paying and receiving for bank-related assets, especially loans and leases. The Corporation’s allocation of the fair values to the assets and liabilities assigned to the individual reporting units was less than their reported carrying values. As a result, the Corporation was not required to recognize any goodwill impairment upon completion of the second step of the goodwill impairment test.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, without limitation, statements regarding expected financial and operating activities and results which are preceded by words such as “expects”, “anticipates” or “believes”.  Such statements are subject to important factors that could cause the Corporation’s actual results to differ materially from those anticipated by the forward-looking statements.  These factors include those referenced in Item 1A. Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, in Item 1A in Part II of this Report and as may be described from time to time in the Corporation’s subsequent SEC filings.

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

This information is incorporated into a model that projects future net interest income levels in several different interest rate environments.  Earnings at risk are calculated by modeling net interest income in an environment where rates remain constant, and comparing this result to net interest income in a different rate environment, and then expressing this difference as a percentage of net interest income for the succeeding 12 months.  Since future interest rate moves are difficult to predict, the following table presents two potential scenarios—a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of September 30, 2009:

Hypothetical Change in Interest Rates	Annual Impact
100 basis point gradual rise in rates	(0.4	) %
100 basis point gradual decline in rates	(1.7	) %

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

Equity Risk

In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk.  The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones.  These investments expose the Corporation to the change in equity values for the portfolio companies.  However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs.  At September 30, 2009, the carrying value of total private equity investments amounted to approximately $68.9 million.

At September 30, 2009, Wealth Management administered $118.5 billion in assets and directly managed $32.8 billion in assets.  Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances.  Quantification of this exposure is difficult due to the number of other variables affecting fee income.  Interest rate changes can also have an effect on fee income for the above-stated reasons.

ITEM 4.   CONTROLS AND PROCEDURES

The Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Corporation carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report for the purposes for which they are designed.

There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The risk factors set forth below represent material additions to the Risk Factors set forth in Item 1A. to Part 1 of the 2008 10-K.

Risk Factors

The Corporation’s real estate loans expose the Corporation to increased credit risks.

A substantial portion of the Corporation’s loan and lease portfolio consists of real estate-related loans, including construction and development, commercial and residential mortgage loans, as well as home equity loans and lines of credit (“HELOCs”). At September 30, 2009, construction and development, commercial real estate and residential mortgage loans and HELOC’s represented approximately 13.7%, 30.1%, 11.1% and 10.4%, respectively, of the Corporation’s total loan portfolio of $46.1 billion. As a result, the deterioration in the U.S. real estate markets, along with the deterioration in the U.S. economy as a whole, has led to an increase in nonperforming loans and charge-offs, and the Corporation has had to increase its allowance for loan and lease losses. In addition, lower property values have resulted in lower values for collateral securing some of these loans. Further deterioration in the commercial or residential real estate markets and in the U.S. economy would increase the Corporation’s exposure to real estate-related credit risk and cause the Corporation to further increase its allowance for loan and lease losses, all of which would have a material adverse effect on the Corporation’s financial condition and results of operations.

Various factors may cause the Corporation’s allowance for loan and lease losses to increase.

The Corporation’s allowance for loan and lease losses represents management’s estimate of probable losses inherent in the Corporation’s loan and lease portfolio. Management evaluates the allowance each quarter to determine that it is adequate to absorb these inherent losses. This evaluation is supported by a methodology that identifies estimated losses based on assessments of individual problem loans and historical loss patterns of homogeneous loan pools. In addition, environmental factors unique to each measurement date are also considered, including economic conditions in certain geographic or industry segments of the loan portfolio, economic trends, risk profile and portfolio composition. The determination of the appropriate level of the allowance for loan and lease losses is highly subjective and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If actual losses exceed the estimate, the excess losses could adversely affect the Corporation’s net income and capital. Such excess losses may require an increase in the allowance for loan and lease losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, many of which are outside of the Corporation’s control, may also require an increase in the allowance for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Corporation’s allowance for loan and lease losses. These agencies may require the Corporation to establish additional allowances for loan and lease losses based on their judgment of the information available at the time of their examinations. Any increase in the allowance for loan and lease losses will result in a decrease in net income and capital, and would have a material adverse effect on the Corporation’s financial condition and results of operations. The Corporation cannot provide any assurances that it will not sustain losses in excess of its allowance for loan and lease losses or that the Corporation will not be required to increase such allowance.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table reflects the purchases of Marshall & Ilsley Corporation stock for the specified period:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2009	26,312	$6.59	N/A	N/A
August 1 to August 31, 2009	8,411	4.72	N/A	N/A
September 1 to September 30, 2009	34,897	6.33	N/A	N/A
Total	69,620	$6.23	N/A

(1)	Includes shares purchased by rabbi trusts pursuant to nonqualified deferred compensation plans.

In connection with the Corporation’s participation in the Capital Purchase Program (the “CPP”), the consent of the United States Treasury will be required for the Corporation to repurchase its common stock other than in connection with benefit plans consistent with past practice and certain other specified circumstances.  See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in this Quarterly Report on Form 10-Q for additional information regarding the CPP.

The Corporation’s Share Repurchase Program expired and was not reconfirmed in April 2009.

ITEM 6.  EXHIBITS.

Exhibit 11
Statement Regarding Computation of Earnings Per Common Share, Incorporated by Reference to Note 5 of Notes to Financial Statements contained in Item 1 - Financial Statements (Unaudited) of Part I - Financial Information herein.

Exhibit 12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32(i)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32(ii)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

November 9, 2009

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

11
Statement Regarding Computation of Earnings Per Common Share, Incorporated by Reference to Note 5 of Notes to Financial Statements contained in Item 1 - Financial Statements (Unaudited) of Part I - Financial Information herein.

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32(i)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32(ii)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.