Form 10-K
period 2009-12-31
MARSHALL & ILSLEY CORP
filed 2010-03-01
CIK 1399315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2009 was approximately $1,745,009,000. As of January 31, 2010, the number of shares of Common Stock outstanding was 526,675,708, and the number of shares of Senior Preferred Stock, Series B outstanding was 1,715,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 27, 2010.

MARSHALL & ILSLEY CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

i

PART I

ITEM 1.	BUSINESS

General

Marshall & Ilsley Corporation (“M&I” or the “Corporation”), a Wisconsin corporation, is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) and is certified as a financial holding company under the Gramm-Leach-Bliley Act. As of December 31, 2009, M&I had consolidated total assets of approximately $57.2 billion and consolidated total deposits of approximately $41.6 billion, making M&I the largest bank holding company headquartered in Wisconsin. The executive offices of M&I are located at 770 North Water Street, Milwaukee, Wisconsin 53202 (telephone number (414) 765-7801). M&I’s principal assets are the stock of its bank and nonbank subsidiaries, which, as of February 15, 2010, consisted of five bank and trust subsidiaries and a number of companies engaged in businesses that the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) has determined to be closely-related or incidental to the business of banking. M&I provides its subsidiaries with financial and managerial assistance in such areas as budgeting, tax planning, auditing, compliance, asset and liability management, investment administration and portfolio planning, business development, advertising and human resources management.

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

M&I provides banking services, which include lending to and accepting deposits from commercial and community banking customers, through its lead bank, M&I Marshall & Ilsley Bank (“M&I Bank”); Southwest Bank, an M&I Bank (“Southwest Bank”), which is headquartered in St. Louis, Missouri; and M&I Bank FSB, a federal savings bank subsidiary of M&I located in Las Vegas, Nevada. M&I provides these services through branch offices of M&I’s subsidiary banks located throughout Wisconsin and Arizona, in western and central Florida, central Indiana, the metropolitan areas of Minneapolis, Minnesota, Kansas City, Missouri and St. Louis, Missouri, and Duluth, Minnesota, Belleville, Illinois, and Las Vegas, Nevada, and through the Internet.

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

Commercial Banking

The Commercial Banking segment provides products and services to middle market businesses, large corporate businesses and public sector entities primarily within M&I’s footprint states. These products and services include: secured and unsecured loans and lines of credit, letters of credit, asset-based lending, equipment financing, mezzanine financing, global trade services, treasury management, demand deposit accounts, interest bearing accounts and time deposits. Commercial Banking also supports the commercial real estate market with products and services including secured and unsecured lines of credit, letters of credit, construction loans for commercial and residential development and land acquisition and development loans.

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

Treasury

Treasury provides management of interest rate risk, capital, liquidity, funding and investments to the Corporation and to all of its subsidiary banks.

Others

The Other segment includes a Capital Markets Division and a National Consumer Banking Division. The Capital Markets Division provides a variety of products and services designed to address its customers’ risk management and investment needs. These services include derivative solutions and investment services, currency conversion and foreign exchange services and risk management. These services are provided primarily to corporate, business banking and financial institution clients. The National Consumer Banking Division provides mortgage and home equity consumer lending, indirect automobile financing, and affinity banking services.

Explanatory Note—Separation of Marshall & Ilsley Corporation and Metavante Corporation

Prior to November 1, 2007, Marshall & Ilsley Corporation consisted of two reportable business segments: Banking and Data Services (or Metavante). On November 1, 2007, Marshall & Ilsley Corporation separated the Banking and Data Services businesses into two separate publicly-traded companies: “new” Marshall & Ilsley Corporation and Metavante Technologies, Inc. (formerly known as Metavante Corporation and referred to in this report as “Metavante”). This event and the related transactions are referred to in this report as the “Separation.” In October 2009, Metavante merged with and into Fidelity National Information Services, Inc. The company known as Marshall & Ilsley Corporation prior to November 1, 2007 became a wholly-owned subsidiary of new Marshall & Ilsley Corporation (the parent company of the Banking business) and was converted into a Wisconsin limited liability company named M&I LLC. M&I LLC was merged into Marshall & Ilsley Corporation as of December 31, 2009.

Where applicable, the company formerly known as Marshall & Ilsley Corporation is referred to in this report as “Old M&I.” Also on November 1, 2007, the company that is now the parent company of the Banking business changed its name to Marshall & Ilsley Corporation. Where it is necessary to distinguish this new entity from Marshall & Ilsley Corporation as a whole, the company that is now the parent company of the Banking business is referred to in this report as “New M&I.” In all other instances, unless otherwise noted, the terms “M&I” or the “Corporation” refer to Marshall & Ilsley Corporation, the ultimate parent of the Banking business, since November 1, 2007, and to Old M&I prior to November 1, 2007.

Additional information regarding the Separation may be found in Note 4 of the Notes to Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

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

M&I has established a number of management committees responsible for assessing and evaluating risks associated with the Corporation’s businesses including the Credit Policy Committee, Asset Liability Committee and the Enterprise Risk Committee. M&I has in place a Risk Management Committee of the Board of Directors for oversight and governance of its risk management function. The Risk Management Committee consists of four non-management directors and has the responsibility of overseeing management’s actions with respect to credit, market, liquidity, fiduciary, operational, compliance, legal and reputational risks as well as M&I’s overall risk profile. M&I’s Chief Risk Officer is responsible for reporting to the Risk Management Committee of the Board of Directors.

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

Acquisition Completed in 2009

On May 29, 2009, M&I acquired the investment team and managed accounts of Delta Asset Management (“Delta”), an institutional large-cap core equity money manager based in Los Angeles, California. Delta, which was an operating division of Berkeley Capital Management LLC, had approximately $1.2 billion in assets under management as of April 30, 2009.

More information on M&I’s acquisitions can be found in Note 7 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

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

Principal Sources of Revenue

The table below shows the amount and percentages of M&I’s total consolidated revenues resulting from interest and fees on loans and leases, interest on investment securities, and Wealth Management revenues, for each of the last three years ($ in thousands):

	Interest and Fees on Loans and Leases		Interest on Investment Securities		Wealth Management Revenues
Years Ended December 31,	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Total Revenues
2009	$2,208,427	65.3%	$251,882	7.4%	$265,146	7.8%	$3,383,495
2008	2,926,334	72.7	339,804	8.4	282,182	7.0	4,025,809
2007	3,243,109	73.7	371,074	8.4	262,835	6.0	4,398,231

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

Employees

As of December 31, 2009, M&I and its subsidiaries employed, in the aggregate, 9,410 employees. M&I considers employee relations to be excellent. None of the employees of M&I or its subsidiaries are represented by a collective bargaining group.

Supervision and Regulation

As a registered bank holding company, M&I is subject to regulation and examination by the Federal Reserve Board under the BHCA. As of February 15, 2010, M&I owned a total of five bank and trust subsidiaries, including two Wisconsin state banks, a Missouri state bank, a federal savings bank, and a national banking association. M&I’s two Wisconsin state bank subsidiaries are subject to regulation and examination by the Wisconsin Department of Financial Institutions, as well as by the Federal Reserve Board. M&I’s Missouri state bank subsidiary is subject to regulation and examination by the Missouri Department of Economic Development, Division of Finance, and the Federal Reserve Board. M&I’s federal savings bank subsidiary is subject to regulation and examination by the Office of Thrift Supervision. M&I’s national bank, through which trust operations are conducted, is subject to regulation and examination by the Office of the Comptroller of the Currency. In addition, four of M&I’s five bank subsidiaries are subject to examination by the Federal Deposit Insurance Corporation (“FDIC”).

Under Federal Reserve Board policy, M&I is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not do so absent such requirements. In addition, there are numerous federal and state laws and regulations which regulate the activities of M&I and its bank subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with officers, directors and affiliates, loan limits, consumer protection laws, privacy of financial information, predatory lending, mergers and acquisitions, issuances of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking. Information regarding capital requirements for bank holding companies and tables reflecting M&I’s regulatory capital position at December 31, 2009 can be found in Note 18 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

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

Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management, and Community Reinvestment Act requirements. M&I has registered as a financial holding company.

The Federal Reserve Board has authority to prohibit bank holding companies from paying dividends if it deems such payment to be an unsafe or unsound practice. The Federal Reserve Board has indicated generally that it may be an unsafe or unsound practice for a bank holding company to pay dividends unless the company’s net income is sufficient to fund the dividends and the company’s expected rate of earnings retention is consistent with its capital needs, asset quality and overall financial condition. M&I depends, in part, upon dividends received from its subsidiary banks to fund its activities, including the payment of dividends. These subsidiary banks are subject to regulatory limitations on the amount of dividends they may pay.

In October 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (the “EESA”). Among other things, the EESA enabled the federal government to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. Under the EESA, the United States Department of the Treasury (the “UST”) authorized a voluntary capital purchase program (“CPP”) to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate.

On November 14, 2008, as part of the Corporation’s participation in the CPP, the Corporation entered into a Letter Agreement with the UST. Pursuant to the Securities Purchase Agreement—Standard Terms (the “Securities Purchase Agreement”) attached to the Letter Agreement, the Corporation sold 1,715,000 shares of the Corporation’s Senior Preferred Stock, Series B (the “Senior Preferred Stock”), having a liquidation preference of $1,000 per share, for a total purchase price of $1,715 million. The Senior Preferred Stock qualifies as Tier 1 capital and pays cumulative compounding dividends at a rate of 5% per year for the first five years and 9% per year thereafter.

As long as any Senior Preferred Stock is outstanding, the Corporation is permitted to pay quarterly common stock cash dividends of up to $0.32 per share, and may redeem or repurchase its common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Senior Preferred Stock are fully paid. Prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock, unless Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for the Corporation to increase its common stock dividend to more than $0.32 per share per quarter or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement. In 2009, the Corporation reduced its quarterly common stock cash dividend to $0.01 per share. The Senior Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Senior Preferred Stock.

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

In February 2009, Congress enacted the American Recovery and Reinvestment Act (the “ARRA”). The ARRA amended the EESA to significantly expand the scope of executive compensation standards. The Interim Final Rule relating to TARP Standards for Compensation and Corporate Governance (the “Interim Final Rule”), adopted by the

UST in June 2009, further clarified the requirements for compliance with the EESA and the ARRA. Under the EESA, the ARRA and the Interim Final Rule, an institution participating in the CPP, such as the Corporation, will be subject to significant restrictions on the types and amounts of compensation that may be paid to senior executive officers and certain other employees, and to a number of other corporate governance, disclosure and certification requirements throughout the period in which any obligation arising from financial assistance provided under the CPP remains outstanding.

In addition to federal and state banking laws and regulations, M&I and certain of its subsidiaries and affiliates, including those that engage in securities brokerage, dealing and investment advisory activities, are subject to other federal and state laws and regulations, and to supervision and examination by other regulatory authorities, including the SEC, the Financial Institution Regulatory Authority (FINRA), the New York Stock Exchange and others.

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

M&I’s banking subsidiaries are also subject to a variety of other regulations with respect to the operation of their businesses, including, but not limited to, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collections Practices Act and the Fair Credit Reporting Act. Changes in these or similar regulations could affect the operations of the banking subsidiaries.

The earnings and business of M&I and its banking subsidiaries also are affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various federal agencies. The Federal Reserve Board impacts the competitive conditions under which M&I operates by determining the cost of funds obtained from money market sources for lending and investing and by exerting influence on interest rates and credit conditions. In addition, legislative and economic factors can be expected to have an ongoing impact on the competitive environment within the financial services industry. The impact of fluctuating economic conditions and federal regulatory policies on the future profitability of M&I and its subsidiaries cannot be predicted with certainty.

Selected Statistical Information

Statistical information relating to M&I and its subsidiaries on a consolidated basis is set forth as follows:

(1)	Average Balance Sheets and Analysis of Net Interest Income for each of the last three years is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Analysis of Changes in Interest Income and Interest Expense for each of the last two years is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3)	The amortized cost of the consolidated investment securities for each of the last three years is included in Item 6, Selected Financial Data.

(4)	The maturities of consolidated investment securities, at amortized cost, and the weighted average yields for each range of maturities as of the end of the latest reporting period are included in Item 6, Selected Financial Data.

(5)	The end of period loans and leases by type for each of the last five years is included in Item 6, Selected Financial Data.

(6)	The maturities of selected categories of the loan portfolio, including those loans due after one year which have predetermined interest rates or have floating or adjustable rates are included in Item 6, Selected Financial Data.

(7)	Nonaccrual, Past Due and Restructured Loans and Leases for each of the last five years is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(8)	Potential Problem Loans and Leases for the last two years can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(9)	Summary of Loan and Lease Loss Experience for each of the last five years (including the allocation of the allowance for loans and leases) is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(10)	Average Deposits for selected categories and the average rate paid for each category for each of the last three years is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(11)	Return on Average Shareholders’ Equity, Return on Average Assets and other statistical ratios for each of the last five years can be found in Item 6, Selected Financial Data.

(12)	Amounts outstanding and weighted average interest rate for certain categories of short-term borrowings are included in Note 16 of the Notes to the Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

ITEM 1A.	RISK FACTORS

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

A substantial portion of the Corporation’s loan and lease portfolio consists of real estate-related loans, including construction and development, commercial and residential mortgage loans, as well as home equity loans and lines of credit. As a result, the deterioration in the U.S. real estate markets, along with the deterioration in the U.S. economy as a whole, has led to an increase in nonperforming loans and charge-offs, and the Corporation has had to increase its allowance for loan and lease losses. In addition, lower property values have resulted in lower values for collateral securing some of these loans. Further deterioration in the commercial or residential real estate markets and in the U.S. economy would increase the Corporation’s exposure to real estate-related credit risk and cause the Corporation to further increase its allowance for loan and lease losses, all of which would have a material adverse effect on the Corporation’s financial condition and results of operations.

Various factors may cause the Corporation’s allowance for loan and lease losses to increase.

The Corporation’s allowance for loan and lease losses represents management’s estimate of probable losses inherent in the Corporation’s loan and lease portfolio. Management evaluates the allowance each quarter to determine that it is adequate to absorb these inherent losses. This evaluation is supported by a methodology that identifies estimated losses based on assessments of individual problem loans and historical loss patterns of homogeneous loan pools. In addition, environmental factors unique to each measurement date are also considered, including economic conditions in certain geographic or industry segments of the loan portfolio, economic trends, risk profile and portfolio composition. The determination of the appropriate level of the allowance for loan and lease losses is highly subjective and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If actual losses exceed the estimate, the excess losses could adversely affect the Corporation’s net income and capital. Such excess losses may require an increase in the allowance for loan and lease losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, many of which are outside of the Corporation’s control, may also require an increase in the allowance for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Corporation’s allowance for loan and lease losses. These agencies may require the Corporation to establish additional allowances for loan and lease losses based on their judgment of the information available at the time of their examinations. Any increase in the allowance for loan and lease losses will result in a decrease in net income and capital, and would have a material adverse effect on the Corporation’s financial condition and results of operations. The Corporation cannot provide any assurance that it will not sustain losses in excess of its allowance for loan and lease losses or that the Corporation will not be required to increase such allowance.

Federal and state agency regulation and enforcement actions could limit the Corporation’s activities, increase the Corporation’s cost structures or have other negative effects on the Corporation.

The Corporation, its subsidiary banks and many of its non-bank subsidiaries are heavily regulated at the federal and state levels. This regulation is designed primarily to protect consumers, depositors and the banking system as a whole, not shareholders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in their interpretation or implementation, could affect the Corporation in substantial and unpredictable ways, including limiting the types of financial services and products the Corporation may offer, increasing the ability of non-banks to offer competing financial services and products and/or increasing the Corporation’s cost structures.

Federal and state regulators also have the ability to impose substantial restrictions and requirements on the Corporation’s bank and non-bank subsidiaries to the extent they determine that the Corporation or its subsidiaries have violated laws to which they are subject or have weaknesses or failures with respect to general standards of safety or soundness. Enforcement of these restrictions may be formal or informal, and can include directors’ resolutions, memoranda of understanding, written agreements, cease and desist orders, civil money penalties or termination of deposit insurance and bank closures. Certain enforcement actions are not publicly disclosed by federal and state regulators. While enforcement actions may be taken without regard to the capital level of an institution, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective action. Enforcement actions may require corrective steps, impose limits on activities such as acquisitions, branching, lending or deposit taking, prescribe lending parameters or require additional capital to be raised, any of which could adversely affect the Corporation’s financial condition and results of operations, damage the Corporation’s reputation, cause it to incur significant expenses or restrict it from engaging in potentially profitable activities.

In addition, the Federal Reserve and the Office of the Comptroller of the Currency have issued policy statements generally requiring insured banks and bank holding companies only to pay dividends out of current operating earnings. On February 24, 2009, the Federal Reserve released supervisory letter SR 09-4 advising bank holding companies, among other things, that as a general matter a bank holding company should inform the Federal Reserve and should eliminate, defer or significantly reduce its dividends if (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Corporation informs the Federal Reserve prior to declaring any dividends, and there can be no assurance that the Federal Reserve will not object to the payment of future dividends by the Corporation.

A failure by the Corporation to maintain required levels of capital could have a material adverse effect on the Corporation.

Banking regulations require the Corporation to maintain adequate levels of capital, in order to support its operations and fund outstanding liabilities. Furthermore, given current economic conditions, bank regulators expect banks to maintain capital levels well above statutory requirements. Each of the Corporation’s subsidiary banks is required, or expected, to maintain specific capital levels. If any of the subsidiary banks fails to maintain the required, or expected, capital levels, the subsidiary banks could be subject to various sanctions by federal regulators that could adversely impact the Corporation. Such sanctions could potentially include, without limitation, the termination of deposit insurance by the Federal Deposit Insurance Corporation, limitations on the subsidiary banks’ ability to pay dividends to the Corporation and the issuance of a capital directive by a federal regulatory authority requiring an increase in capital.

The Corporation’s ability and the ability of its subsidiary banks to raise additional capital, if needed, may be impaired by changes and trends in the capital markets that are outside the Corporation’s control. Accordingly, there can be no assurance that the Corporation or its subsidiary banks will be able to raise additional capital, if needed, on terms acceptable to the Corporation or its subsidiary banks.

There can be no assurance that legislation enacted to help stabilize the U.S. financial system will be effective in doing so.

The EESA was signed into law in 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the UST was granted the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The UST announced a Capital Purchase Program (the “CPP”) under the EESA pursuant to which has purchased and will continue to purchase senior preferred stock in participating financial institutions. On November 14, 2008, the Corporation entered into a Letter Agreement, and the related Securities Purchase Agreement—Standard Terms attached thereto, with the UST providing for the issuance to the UST of the Corporation’s Senior Preferred Stock, Series B and a warrant to purchase shares of the Corporation’s common stock at a specified price.

On February 17, 2009, the ARRA was signed into law. The purpose of the ARRA is to make supplemental appropriations for job preservation and creation, infrastructure investment, energy efficiency and science, assistance to the unemployed, and state and local fiscal stabilization. Several other economic stabilization measures, including measures that would directly affect the banking industry, have been proposed and are at various stages of the legislative process.

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

During 2009, the Corporation issued a significant number of shares of its common stock. The issuance of these additional shares of common stock resulted in a material increase of outstanding shares of common stock at December 31, 2009, compared with December 31, 2008, and those additional shares were significantly dilutive to existing common shareholders. The Corporation is not restricted from issuing additional authorized shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The Corporation continually evaluates opportunities to access capital markets, taking into account its regulatory capital ratios, financial condition, and other relevant conditions. Subject to market conditions, it is possible that the Corporation may take further capital actions.

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

The Corporation relies on dividends from its subsidiaries for most of its revenue, and the banking subsidiaries hold a significant portion of their assets indirectly.

The Corporation is a separate and distinct legal entity from its subsidiaries, and receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Corporation’s common stock and interest on its debt. The payment of dividends by a banking subsidiary is subject to federal law restrictions and to the laws of the subsidiary’s state of incorporation. In addition, a parent company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Furthermore, the Company’s banking and federal savings bank subsidiaries hold a significant portion of their mortgage loan and investment portfolios indirectly through their ownership interests in direct and indirect subsidiaries.

In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such authority may require, after notice and hearing, that such bank cease and desist from such practice. Depending on the financial condition of the Corporation’s banking subsidiaries, the applicable regulatory authority might deem the Corporation to be engaged in an unsafe or unsound practice if its banking subsidiaries were to pay dividends. The Federal Reserve and the Office of the Comptroller of the Currency have issued policy statements generally requiring insured banks and bank holding companies only to pay dividends out of current operating earnings. The Federal Reserve recently released a supervisory letter advising bank holding companies, among other things, that as a general matter a bank holding company should inform the Federal Reserve and should eliminate, defer or significantly reduce its dividends if (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

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

In addition, the Corporation relies on third-party service providers for a substantial portion of its communications, information, operating and financial control systems technology. If any of these third-party service providers experiences financial, operational or technological difficulties, or if there is any other disruption in the Corporation’s relationships with them, the Corporation may be required to locate alternative sources for these services. There can be no assurance that the Corporation could negotiate terms as favorable to the Corporation or obtain services with similar functionality as it currently has without the expenditure of substantial resources, if at all. Any of these circumstances could have a material adverse effect the Corporation’s business.

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

M&I and M&I Bank occupy offices on all or portions of 15 floors of a 21-story building located at 770 North Water Street, Milwaukee, Wisconsin. M&I Bank owns the building and its adjacent 10-story parking lot and leases the remaining floors to a professional tenant. In addition, various subsidiaries of M&I lease commercial office space in downtown Milwaukee office buildings near the 770 North Water Street facility. M&I Bank also owns or leases various branch offices throughout Wisconsin, as well as 162 branch offices among the Phoenix and Tucson, Arizona metropolitan areas, Kansas City and nearby communities, Florida’s west coast and Orlando, Florida, Minneapolis/St. Paul and Duluth, Minnesota, and central Indiana. Southwest Bank owns or leases 17 offices in the St. Louis metropolitan area. M&I Bank of Mayville, a special limited purpose subsidiary of M&I located in Mayville, Wisconsin, and M&I Bank FSB, a federal savings bank subsidiary of M&I located in Las Vegas, Nevada with one office in Milwaukee, Wisconsin, occupy modern facilities which are leased.

ITEM 3.	LEGAL PROCEEDINGS

M&I is not currently involved in any material pending legal proceedings, other than litigation of a routine nature and various legal matters which are being defended and handled in the ordinary course of business.

ITEM 4.	RESERVED

Executive Officers of the Marshall & Ilsley Corporation

(Ages as of March 1, 2010)

Name of Officer	Office
Ann M. Benschoter Age 52	Senior Vice President since December 2008 of Marshall & Ilsley Corporation; Executive Vice President since December 2008, Senior Vice President since December 2001, and Vice President since August 1998 of M&I Marshall & Ilsley Bank; Director, Marshall & Ilsley Trust Company National Association, M&I Bank of Mayville and M&I Equipment Finance Company.

Walt A. Buckhanan Age 48	Vice President and Director of Corporate Diversity since December 2007 of Marshall & Ilsley Corporation; Senior Vice President since April 2008, Vice President of Diversity and Inclusion Management from 2004 to 2007, Vice President and Strategic Sales Manager from February 2003 to 2004 of M&I Marshall & Ilsley Bank.

Patricia M. Cadorin Age 56	Vice President since June 2001 and Director of Corporate Communications since July 2002 of Marshall & Ilsley Corporation; Senior Vice President of M&I Marshall & Ilsley Bank since June 2005; and Vice President of M&I Foundation.

Ryan R. Deneen Age 45	Senior Vice President, Director of Corporate Tax of Marshall & Ilsley Corporation since December 2003; Director and President of M&I Business Credit Holdings, Inc., Manager of M&I MEDC Fund, LLC, Director, Vice President and Treasurer of Milease, LLC, President and Secretary of M&I Marshall & Ilsley Holdings II, Inc.

Thomas R. Ellis Age 52	Senior Vice President of Marshall & Ilsley Corporation since February 2005; Executive Vice President since February 2005, Senior Vice President from 1998 to February 2005 of M&I Marshall & Ilsley Bank; Director of Marshall & Ilsley Trust Company National Association, M&I Business Credit, LLC, M&I Equipment Finance Company, M&I Financial Advisors, Inc., M&I Insurance Services, Inc. and M&I Private Equity Group II, LLC.

Randall J. Erickson Age 50	Senior Vice President, General Counsel since June 2002, Chief Administrative Officer since April 2007, and Corporate Secretary from June 2002 to April 2007 of Marshall & Ilsley Corporation; General Counsel since June 2002, and Corporate Secretary from June 2002 to April 2007 of M&I Marshall & Ilsley Bank; Director, Vice President and Secretary of M&I Private Equity Group LLC, M&I Ventures, LLC, and TCH MI Holding Company, Inc.; Director of M&I Bank FSB, M&I Community Development Corporation, M&I Investment Partners Management, LLC, M&I Investment Partners TALF Fund, L.P., and Milease, LLC; Director and Secretary of M&I Private Equity Group II, LLC; Director and Vice President of SWB Holdings, Inc.; Successor Administrator of Gold Banc Trust III, Gold Banc Trust IV, Gold Banc Trust V, Trustcorp Statutory Trust I, EBC Statutory Trust I, EBC Statutory Trust II and First Indiana Capital Statutory Trust II. Also a director of Renaissance Learning Inc., a provider of computer-based assessment technology for K-12 schools.

Mark F. Furlong Age 52	Chief Executive Officer since April 2007, President since April 2005, Executive Vice President from January 2002 to April 2005, Senior Vice President from April 2001 to January 2002, and Chief Financial Officer from February 2007 to June 2007 and April 2001 to October 2004 of the Corporation; Chairman of the Board since December 2009, Director and President since July 2004, and Chief Executive Officer since April 2007 of M&I Marshall & Ilsley Bank; Director, Vice President and Treasurer of M&I Private Equity Group LLC, and M&I Ventures L.L.C.; Director of Marshall & Ilsley Trust Company National Association and Milease, LLC; Senior Vice President of Southwest Bank, an M&I Bank. Also a director of Kforce Inc., a professional staffing firm, Wisconsin Manufacturers & Commerce, Greater Milwaukee Committee, Metropolitan Milwaukee Association of Commerce, United Performing Arts Fund and Junior Achievement of Wisconsin. A Director since April 2006.

Name of Officer	Office
Mark R. Hogan Age 55	Senior Vice President and Chief Credit Officer since October 2001 of Marshall & Ilsley Corporation; Executive Vice President since February 2005, Chief Credit Officer since November 1995, Senior Vice President from 1995 to February 2005 of M&I Marshall & Ilsley Bank; Director of M&I Equipment Finance Company, M&I Business Credit, LLC, Water Street Land, LLC, and M&I Private Equity Group II, LLC; and Director and Vice President of SWB Holdings, Inc.

Patricia R. Justiliano Age 59	Senior Vice President since 1994 and Corporate Controller since April 1989, Vice President from 1986 to 1994 of Marshall & Ilsley Corporation; Senior Vice President since April 2006, Vice President from January 1999 to April 2006, Controller since September 1998 of M&I Marshall & Ilsley Bank; Director, President and Treasurer of M&I Marshall & Ilsley Holdings, Inc., M&I Marshall & Ilsley Investment II Corporation, M&I Zion Investment II Corporation, M&I Zion Holdings. Inc. and SWB of St. Louis Holdings, Inc.; Director and President of M&I Marshall & Ilsley Regional Holdings, Inc.; Director and Treasurer of M&I Mortgage Reinsurance Corporation; Director of M&I Bank FSB, M&I Bank of Mayville, M&I Marshall & Ilsley Investment Corporation, M&I Servicing Corp., M&I Zion Investment Corporation, M&I Custody of Nevada, Inc., SWB Investment Corporation and Louisville Realty Corporation; Vice President and Treasurer of TCH MI Holding Company, Inc.; Manager of SWB of St. Louis Holdings I, LLC and SWB of St. Louis Holdings II, LLC; Senior Vice President of Southwest Bank, an M&I Bank; and Trustee of SWB Investment II Corporation.

Brent J. Kelly Age 48	Senior Vice President and Director of Marketing since February 2006 of Marshall & Ilsley Corporation; Senior Vice President, Sales & Marketing, of Cheryl&Co. from June 2002 to December 2005, a division of 1-800-Flowers.com.

Beth D. Knickerbocker Age 43	Senior Vice President, Chief Risk Officer since January 2005, Vice President, Senior Compliance Counsel from May 2004 to January 2005 of Marshall & Ilsley Corporation.

Kenneth C. Krei Age 60	Senior Vice President of Marshall & Ilsley Corporation since July 2003; Chairman of the Board since January 2005, President and Chief Executive Officer of Marshall & Ilsley Trust Company National Association since July 2003; Chairman of the Board since January 2005, and Chief Executive Officer of M&I Investment Management Corp. since July 2003; Director and President of M&I Investment Partners Management, LLC and M&I Investment Partners TALF Fund, L.P.; Chairman and Director of M&I Financial Advisors, Inc., M&I Insurance Services, Inc., M&I Distributors LLC, and Marshall Funds; Director and Vice President of M&I Realty Advisors, Inc., and Management Committee Member of Taplin, Canida & Habacht, LLC.

Thomas J. O’Neill Age 49	Senior Vice President since April 1997 of Marshall & Ilsley Corporation; Executive Vice President since 2000, Senior Vice President from 1997 to 2000, Vice President from 1991 to 1997 of M&I Marshall & Ilsley Bank; Chairman, Director and Executive Vice President of M&I Bank FSB; Director and President of M&I Mortgage Reinsurance Corporation; Director and Vice President of M&I Community Development Corporation and M&I Realty Advisors, Inc.; Director of M&I Bank of Mayville, M&I Dealer Finance, Inc., Regional Holding Company, Inc. and Louisville Realty Corporation; Manager of M&I MEDC Fund, LLC; Senior Vice President of Southwest Bank, an M&I Bank.

Paul J. Renard Age 49	Senior Vice President, Director of Human Resources since 2000, Vice President and Manager since 1994 of Marshall & Ilsley Corporation; Senior Vice President of M&I Marshall & Ilsley Bank; and Vice President and Assistant Secretary of TCH MI Holding Company, Inc.

John L. Roberts Age 57	Senior Vice President of Marshall & Ilsley Corporation since 1994; Executive Vice President since 2009; Senior Vice President since 1994, Vice President and Controller from 1986 to 1995 of M&I Marshall & Ilsley Bank; Director of M&I Bank FSB; Director and President of M&I Bank of Mayville, Chairman, Director and President of Northern-NVSL, LLC, Speedway-HVSL, LLC and Water Street Land, LLC.

Name of Officer	Office
Thomas A. Root Age 53	Senior Vice President since 1998, Audit Director since May 1996, Vice President from 1991 to 1998 of Marshall & Ilsley Corporation; Senior Vice President since April 2006, Vice President since 1993 and Audit Director since 1999 of M&I Marshall & Ilsley Bank.

Gregory A. Smith Age 46	Senior Vice President and Chief Financial Officer of Marshall & Ilsley Corporation, since June 2006; Chief Financial Officer of M&I Marshall & Ilsley Bank, since June 2006; Director and Chief Financial Officer of Southwest Bank, an M&I Bank; Director and President of TCH MI Holding Company, Inc.; Director of M&I Insurance Services, Inc., Marshall & Ilsley Trust Company National Association, M&I Financial Advisors, Inc., and Milease, LLC; Chief Financial Officer of M&I Bank of Mayville and M&I Bank FSB; Managing Director, Investment Banking, Credit Suisse from October 2004 to June 2006; Managing Director, Investment Banking, UBS Investment Bank from April 2000 to September 2004.

Michael C. Smith Age 51	Senior Vice President and Corporate Treasurer of Marshall & Ilsley Corporation, since March 2006; Senior Vice President since April 2006 of M&I Marshall & Ilsley Bank; Director of M&I Community Development Corporation, M&I Bank FSB, M&I Custody of Nevada, Inc., M&I Servicing Corp, M&I Marshall & Ilsley Investment Corporation, M&I Marshall & Ilsley Investment II Corporation, M&I Marshall & Ilsley Holdings, Inc, M&I Zion Holdings, Inc., M&I Zion Investment Corporation, M&I Zion Investment II Corporation, SWB Investment Corporation, SWB of St. Louis Holdings, Inc., and M&I Marshall & Ilsley Regional Holdings, Inc.; Manager of SWB of St. Louis Holdings I, LLC and SWB of St. Louis Holdings II, LLC; Trustee of SWB Investment II Corporation; Senior Vice President, Southwest Bank, an M&I Bank; Successor Administrator of Gold Banc Trust III, Gold Bank IV, Gold Banc V, Trustcorp Statutory Trust I, EBC Statutory Trust I, EBC Statutory Trust II, and First Indiana Capital Statutory Trust II; Treasurer, AIG Consumer Finance Group from May 2001 to February 2006.

Ronald E. Smith Age 63	Senior Vice President since March 2005 of Marshall & Ilsley Corporation; Executive Vice President since March 2005, Senior Vice President from 2001 to March 2005 of M&I Marshall & Ilsley Bank; Director Northern-NVSL, LLC and Speedway-HVSL, LLC.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Listing

The Corporation’s common stock is traded under the symbol “MI” on the New York Stock Exchange. Common dividends declared and the price range for the Corporation’s common stock for each of the last five years can be found in Item 8, Consolidated Financial Statements and Supplementary Data, Quarterly Financial Information.

A discussion of the regulatory restrictions on the payment of dividends can be found under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 18 in Item 8, Consolidated Financial Statements and Supplementary Data.

Holders of Common Equity

There were approximately 14,823 record holders of the Corporation’s common stock as of December 31, 2009.

Shares Purchased

The following table reflects M&I’s purchases of its common stock for the specified period:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2009	17,215	$6.83	N/A	N/A
November 1 to November 30, 2009	4,181	7.86	N/A	N/A
December 1 to December 31, 2009	18,384	5.20	N/A	N/A

(1)	Includes shares purchased by rabbi trusts pursuant to nonqualified deferred compensation plans.

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

ITEM 6.	SELECTED FINANCIAL DATA

Consolidated Summary of Earnings

($000’s except share data)

	Years Ended December 31,
	2009	2008	2007	2006	2005
Interest and Fee Income
Loans and leases	$2,208,427	$2,926,334	$3,243,109	$2,856,043	$1,959,063
Investment securities:
Taxable	207,235	286,054	311,837	277,938	214,537
Exempt from federal income taxes	44,647	53,750	59,237	61,769	64,127
Trading securities	3,696	2,530	1,012	614	229
Short-term investments	3,888	9,026	18,001	14,707	7,452
Loan to Metavante	—	—	35,969	43,163	43,652

Total interest and fee income	2,467,893	3,277,694	3,669,165	3,254,234	2,289,060

Interest Expense
Deposits	535,426	902,944	1,231,252	1,083,392	562,552
Short-term borrowings	9,550	139,627	236,671	186,746	106,220
Long-term borrowings	340,308	454,413	585,025	476,540	329,876

Total interest expense	885,284	1,496,984	2,052,948	1,746,678	998,648

Net interest income	1,582,609	1,780,710	1,616,217	1,507,556	1,290,412
Provision for loan and lease losses	2,314,649	2,037,707	319,760	50,551	44,795

Net interest income (loss) after provision for loan and lease losses	(732,040)	(256,997)	1,296,457	1,457,005	1,245,617
Other Income
Wealth management	265,146	282,182	262,835	221,554	191,720
Net investment securities gains	121,789	17,229	34,814	9,701	45,514
Other	528,667	448,704	431,417	350,431	336,357

Total other income	915,602	748,115	729,066	581,686	573,591
Other Expense
Salaries and employee benefits	690,818	723,245	659,871	613,394	549,859
Goodwill impairment	—	1,535,144	—	—	—
Other	887,016	734,847	652,177	464,881	399,359

Total other expense	1,577,834	2,993,236	1,312,048	1,078,275	949,218

Income (loss) before income taxes	(1,394,272)	(2,502,118)	713,475	960,416	869,990
Provision (benefit) for income taxes	(637,233)	(459,525)	213,641	307,435	278,124

Income (loss) from continuing operations before noncontrolling interests	(757,039)	(2,042,593)	499,834	652,981	591,866
Less: Net income attributable to noncontrolling interests	(1,578)	(869)	(2,895)	(5,267)	(5,207)

Income (loss) from continuing operations	(758,617)	(2,043,462)	496,939	647,714	586,659
Income from discontinued operations, net of tax	—	—	653,997	160,124	119,531

Net Income (Loss) Attributable to Marshall & Ilsley Corporation	$(758,617)	$(2,043,462)	$1,150,936	$807,838	$706,190

Preferred dividends	(100,164)	(12,737)	—	—	—

Net Income (Loss) Attributable to Marshall & Ilsley Corporation Common Shareholders	$(858,781)	$(2,056,199)	$1,150,936	$807,838	$706,190

Per Share Attributable to Marshall & Ilsley Corporation Common Shareholders
Basic:
Continuing Operations	$(2.46)	$(7.92)	$1.91	$2.60	$2.54
Discontinued operations	—	—	2.51	0.64	0.52

Net Income (Loss)	$(2.46)	$(7.92)	$4.42	$3.24	$3.06

Diluted:
Continuing Operations	$(2.46)	$(7.92)	$1.87	$2.54	$2.49
Discontinued operations	—	—	2.47	0.63	0.50

Net Income (Loss)	$(2.46)	$(7.92)	$4.34	$3.17	$2.99

Other Significant Data:
Return on Average Marshall & Ilsley Corporation Shareholders’ Equity	n.m. %	n.m. %	17.23%	14.42%	16.21%
Return on Average Assets	n.m.	n.m.	1.98	1.53	1.63
Common Dividend Declared	$0.04	$1.27	$1.20	$1.05	$0.93
Dividend Payout Ratio	n.m. %	n.m. %	27.65%	33.12%	31.10%
Average Equity* to Average Assets Ratio	10.96	11.03	11.55	10.76	10.20
Ratio of Earnings to Fixed Charges**
Excluding Interest on Deposits	n.m. x	n.m. x	1.85 x	2.42 x	2.96 x
Including Interest on Deposits	n.m. x	n.m. x	1.34 x	1.54 x	1.86 x

*	Includes preferred equity and noncontrolling interest in subsidiaries.
**	See Exhibit 12 for detailed computation of these ratios.

Consolidated Average Balance Sheets

($000’s except share data)

	Years Ended December 31,
	2009	2008	2007	2006	2005
Assets:
Cash and due from banks	$761,199	$897,709	$1,005,362	$974,120	$923,387
Trading assets	418,056	197,237	56,580	45,559	26,922
Short-term investments	1,330,360	427,147	352,235	297,859	229,273
Investment securities:
Taxable	5,916,658	6,454,016	6,208,495	5,664,199	4,845,549
Tax Exempt	1,022,499	1,158,185	1,287,066	1,303,872	1,334,793

Total investment securities	6,939,157	7,612,201	7,495,561	6,968,071	6,180,342
Loan to Metavante	—	—	817,885	982,000	994,055
Loans and Leases:
Commercial	13,878,063	14,841,714	12,672,367	11,175,436	8,954,617
Real estate	31,117,184	32,410,830	28,865,495	25,808,422	20,728,918
Personal	2,090,286	1,732,247	1,416,411	1,478,816	1,521,801
Lease financing	690,269	722,289	695,756	661,466	567,344

Total loans and leases	47,775,802	49,707,080	43,650,029	39,124,140	31,772,680
Allowance for loan and lease losses	(1,356,675)	(877,730)	(448,222)	(406,390)	(362,886)

Net loans and leases	46,419,127	48,829,350	43,201,807	38,717,750	31,409,794
Premises and equipment, net	571,146	528,846	458,819	415,150	330,273
Accrued interest and other assets	3,823,481	4,637,427	3,555,545	2,927,220	2,226,048

Total assets of continuing operations	60,262,526	63,129,917	56,943,794	51,327,729	42,320,094
Assets of discontinued operations	—	—	1,265,833	1,323,369	963,447

Total Assets	$60,262,526	$63,129,917	$58,209,627	$52,651,098	$43,283,541

Liabilities and Equity:
Deposits:
Noninterest bearing	$7,429,499	$5,857,485	$5,469,774	$5,361,014	$4,972,890
Interest bearing:
Savings and NOW	4,946,671	3,248,955	2,904,953	3,031,503	3,096,230
Money market	10,462,750	11,015,942	10,473,079	8,297,189	7,053,097
Time	17,212,532	16,392,293	12,292,832	12,603,081	9,238,470
Foreign	563,852	2,759,868	2,928,259	2,843,649	2,345,976

Total interest bearing deposits	33,185,805	33,417,058	28,599,123	26,775,422	21,733,773

Total deposits	40,615,304	39,274,543	34,068,897	32,136,436	26,706,663
Short-term borrowings	3,316,810	6,163,488	4,693,890	3,637,634	2,924,834
Long-term borrowings	8,676,229	9,749,118	11,533,685	10,070,881	8,189,708
Accrued expenses and other liabilities	1,046,502	981,108	1,041,522	976,113	824,889
Liabilities of discontinued operations	—	—	149,723	162,899	224,438

Total Liabilities	53,654,845	56,168,257	51,487,717	46,983,963	38,870,532
Equity
Marshall & Ilsley Corporation shareholders’ equity	6,596,997	6,951,712	6,680,464	5,600,906	4,357,314
Noncontrolling interest in subsidiaries	10,684	9,948	41,446	66,229	55,695

Total Equity	6,607,681	6,961,660	6,721,910	5,667,135	4,413,009

Total Liabilities and Equity	$60,262,526	$63,129,917	$58,209,627	$52,651,098	$43,283,541

Other Significant Data:
Book Value Per Common Share at Year End	$10.21	$17.58	$26.86	$24.24	$20.27
Average Common Shares Outstanding	349,634,959	260,272,334	260,906,330	249,723,333	231,300,867

Credit Quality Ratios:
Net Loan and Lease Charge-offs to Average Loans and Leases	4.26%	2.74%	0.59%	0.10%	0.12%
Total Nonperforming Loans and Leases and OREO to End of Period Loans and Leases and OREO	5.54	3.67	1.73	0.69	0.42
Allowance for Loan and Lease Losses to End of Period Loans and Leases	3.35	2.41	1.07	1.00	1.06
Allowance for Loan and Lease Losses to Total Nonperforming Loans and Leases*	75	82	72	159	270

*	Excludes nonaccrual loans held for sale.

Types of Loans and Leases

M&I’s consolidated loans and leases, including loans held for sale, classified by type, at December 31 of each year are ($ in thousands):

	2009	2008	2007	2006	2005
Commercial, financial and agricultural	$12,475,628	$14,880,153	$13,793,257	$12,048,190	$9,565,475
Real estate:
Construction	3,122,216	6,091,501	6,691,716	6,088,206	3,641,942
Mortgage:
Commercial	14,488,239	13,371,288	12,002,162	10,965,607	8,825,104
Residential	11,257,814	12,937,934	11,518,406	10,670,840	9,884,283

Total mortgage	25,746,053	26,309,222	23,520,568	21,636,447	18,709,387

Total real estate	28,868,269	32,400,723	30,212,284	27,724,653	22,351,329
Personal	2,258,282	1,929,374	1,560,573	1,458,628	1,621,825
Lease financing	615,447	774,294	730,144	703,580	632,348

Total	44,217,626	49,984,544	46,296,258	41,935,051	34,170,977
Less: loans held for sale	214,159	220,391	131,873	300,677	277,847

Loans and leases	44,003,467	49,764,153	46,164,385	41,634,374	33,893,130
Allowance for loan and lease losses	(1,480,470)	(1,202,167)	(496,191)	(420,610)	(363,769)

Net loans and leases	$42,522,997	$48,561,986	$45,668,194	$41,213,764	$33,529,361

Loan Balances and Maturities

The analysis of selected loan maturities at December 31, 2009 and the rate structure for the categories indicated are ($ in thousands):

	Maturity				Rate Structure of Loans and Leases Due After One Year
	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total	With Pre-determined Rate	With Floating Rate	Total
Commercial, financial and agricultural	$8,028,547	$4,089,849	$357,232	$12,475,628	$1,520,046	$2,927,035	$4,447,081
Real estate—construction	2,225,054	897,162	—	3,122,216	74,440	822,722	897,162

Notes:

(1)	Scheduled repayments are reported in the maturity category in which the payments are due based on the terms of the loan agreements. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.
(2)	The estimated effect arising from the use of interest rate swaps as shown in the rate structure of loans and leases is immaterial.

Investment Securities

The amortized cost of M&I’s consolidated investment securities at December 31 of each year are ($ in thousands):

	2009	2008	2007
U.S. treasury	$7,335	$1,283	$1,001
U.S. government agencies	5,291,115	5,663,664	5,848,040
States and political subdivisions	933,814	1,111,192	1,267,876
Residential mortgage backed securities	221,819	175,740	119,487
Other	744,168	804,184	597,314

Total	$7,198,251	$7,756,063	$7,833,718

The maturities, at amortized cost, and weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 35% tax rate) of investment securities at December 31, 2009 are ($ in thousands):

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. treasury	$1,186	2.76%	$6,149	1.47%	$—	—%	$—	—%	$7,335	1.68%
U.S. government agencies	431,970	4.19	3,054,791	2.51	1,774,028	3.82	30,326	4.46	5,291,115	3.10
States and political subdivisions	58,880	9.43	121,027	6.37	330,395	6.11	423,512	5.84	933,814	6.23
Residential mortgage backed securities	3,881	5.42	217,938	5.24	—	—	—	—	221,819	5.24
Other	9,399	n.m.	22,483	n.m.	50,904	n.m.	661,382	n.m.	744,168	n.m.

Total	$505,316	4.75%	$3,422,388	2.81%	$2,155,327	4.10%	$1,115,220	3.58%	$7,198,251	3.45%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the year ended December 31, 2009, the net loss attributable to the Corporation’s common shareholders (“net loss”) amounted to $858.8 million or $2.46 per diluted common share compared to a net loss of $2,056.2 million or $7.92 per diluted common share for the year ended December 31, 2008. The net loss for the year ended December 31, 2008 included a non-cash charge for goodwill impairment in the amount of $1,535.1 million. On an after-tax basis, the charge for goodwill impairment amounted to $1,487.9 million or $5.73 per diluted common share.

The net loss for the years ended December 31, 2009 and December 31, 2008 included $100.2 million and $12.7 million or $0.29 and $0.05 per diluted common share, respectively, for dividends on the Senior Preferred Stock, Series B (the “Senior Preferred Stock”) issued to the United States Department of Treasury (the “UST”) in the fourth quarter of 2008 under the UST’s Capital Purchase Program (the “CPP”).

The goodwill impairment charge in 2008 and the difference in the reported preferred dividends due to the timing of the issuance of the Senior Preferred Stock significantly affected the Corporation’s comparative performance in 2009 compared to 2008. Management believes it is more useful to assess comparative performance in 2009 compared to 2008 based on an adjusted net loss as shown in the following table:

	Years Ended December 31, ($ in millions, except per share data)
	2009		2008
	Amount	Diluted EPS	Amount	Diluted EPS
Reported Net Loss	$(858.8)	$(2.46)	$(2,056.2)	$(7.92)
Goodwill Impairment	—	—	1,487.9	5.73
Senior Preferred Stock Dividend	100.2	0.29	12.7	0.05

Adjusted Net Loss	$(758.6)	$(2.17)	$(555.6)	$(2.14)

Comparative performance in 2009 compared to 2008 based on diluted earnings per share is also affected by the number of common shares used to determine earnings per share. Shares of common stock outstanding at December 31, 2009 increased by 260.0 million shares or 98.0% compared to common stock outstanding at December 31, 2008. Average common stock used to determine diluted earnings per share increased by 88.9 million shares or 34.2% in 2009 compared to 2008. The increase in common stock outstanding and average common stock used to determine diluted earnings per share was primarily due to the sales of newly-issued shares of common stock during 2009.

Credit quality-related charges were the primary driver of the Corporation’s 2009 financial performance. For the year ended December 31, 2009, the provision for loan and lease losses amounted to $2,314.6 million, which on an after-tax basis was approximately $1,458.2 million or $4.18 per diluted common share. For the year ended December 31, 2008, the provision for loan and lease losses amounted to $2,037.7 million, which on an after-tax basis was approximately $1,303.3 million or $5.02 per diluted common share. Write-downs associated with loans available for sale (other than mortgage loans available for sale) are reported as a reduction of other income in the Consolidated Statements of Income and amounted to $40.9 million, which on an after-tax basis was approximately $25.7 million or $0.07 per diluted common share in 2009. There were no write-downs associated with loans available for sale in 2008. These two items accounted for $180.6 million or 89.0% of the $203.0 million increase in the adjusted net loss shown in the table above.

Nonaccrual loans and leases at December 31, 2009, which the Corporation refers to as nonperforming loans, increased $517.8 million or 33.9% since December 31, 2008. Nonperforming loans continued to increase during the first and second quarters of 2009. The highest reported point of nonperforming loans at any quarter-end in the current year was $2,416.1 million at June 30, 2009. Since June 30, 2009, nonperforming loans declined $166.0 million in the third quarter of 2009 and $205.3 million in the fourth quarter of 2009 and amounted to $2,044.8 million at December 31, 2009. The elevated levels of nonperforming loans reflect the recessionary economy, which includes higher levels of unemployment, and the weak national real estate markets. In addition, the amount of impairment, which affects charge-offs and the level of the allowance for loans and leases, remained elevated due to the depressed state of underlying real estate collateral values, particularly construction and development loans. The decrease in nonperforming loans in the second half of 2009 reflects the effects of the Corporation’s actions taken to reduce the levels of nonperforming loans and the decline in new nonperforming loans. The amount of new loans and leases that went into nonperforming status during the second half of 2009 decreased by approximately $636.8 million or 26.3% compared to the first half of 2009. In addition, loans delinquent 30-89 days, excluding credit card loans and student loans, and loans in nonperforming status, decreased by $352.1 million or 39.5%, from December 31, 2008 to December 31, 2009. While the direction of these credit quality metrics may be an indication of stabilization in some geographies and markets, management is only cautiously optimistic. Management recognizes the economic recovery remains fragile, unemployment remains elevated and real estate markets remain relatively unstable. Therefore, it may be too early to expect that this recent experience is indicative of the start of a sustainable longer-term trend.

The Corporation continued to employ a variety of strategies to mitigate and reduce its loan loss exposures such as loan sales and restructuring loan terms to lessen the financial stress and the probability of foreclosure for qualifying customers that have demonstrated the capacity and ability to repay their debt obligations in a manner that serves the best interests of both the customer and the Corporation. Troubled debt restructurings, which the Corporation refers to as renegotiated loans, increased $523.1 million since December 31, 2008 and amounted to $793.5 million at December 31, 2009. At December 31, 2009, renegotiated residential real estate, residential construction by individuals, residential land and other consumer-related renegotiated loans amounted to $651.5 million or 82.1% of total renegotiated loans.

The allowance for loans and leases amounted to $1,480.5 million or 3.35% of total loans and leases outstanding at December 31, 2009 compared to $1,202.2 million or 2.41% at December 31, 2008. Net charge-offs amounted to $2,036.3 million or 4.26% of average loans and leases for the year ended December 31, 2009 compared to $1,363.8 million or 2.74% of average loans and leases for the year ended December 31, 2008.

Throughout 2009, the Corporation continued to experience elevated levels of expenses due to the increase in operating costs associated with collection efforts and carrying nonperforming assets. The estimated expense associated with collection efforts and carrying nonperforming assets, net of related revenue, amounted to $214.1 million for the year ended December 31, 2009, compared to $103.2 million for the year ended December 31, 2008, an increase of $110.9 million. On an after-tax basis that net expense increase over the comparative twelve months was approximately $68.9 million or $0.20 per diluted common share.

Declining asset yields, competitive deposit pricing in the low interest rate environment, elevated levels of nonperforming loans and the decision to maintain liquidity resulted in lower net interest income in the year ended December 31, 2009 compared to the year ended December 31, 2008. Equity market volatility along with downward pressure in the equity markets resulted in lower wealth management revenue in the twelve months ended December 31, 2009 compared to the twelve months ended December 31, 2008. Mortgage loan closings, primarily due to re-financings, and increased sales of those loans to the secondary market resulted in mortgage banking revenue growth for the year ended December 31, 2009 compared to the year ended December 31, 2008.

As a result of market conditions, the Corporation re-acquired and extinguished both bank holding company and banking affiliate long-term borrowings at a discount to its carrying value during 2009. In addition, during 2009 the Corporation sold its shares of Visa, Inc. (“Visa”) Class B common stock and certain United States government agency investment securities. The gains associated with the termination of debt and sale of certain investment securities were partially offset by the special insurance assessment by the Federal Deposit Insurance Corporation (“FDIC”). These items in total reduced the loss before income taxes by $190.4 million. On an after-tax basis, these items together with incremental income tax benefits recognized due to a change in state of Wisconsin tax law and a favorable Federal income tax settlement reduced the net loss for the year ended December 31, 2009 by $188.9 million or $0.54 per diluted common share.

In the fourth quarter of 2008, the Corporation announced an expense reduction initiative that included a freeze on filling open positions, attrition and staff reductions. In addition, de novo branch expansion was curtailed. The Corporation reduced its workforce by approximately 830 positions or approximately 8% of its total workforce.

Approximately 80% of the workforce reductions were completed in 2008. The remaining 20% were related to operational efficiencies and were achieved by the end of 2009. Executive officer and other senior level salaries were frozen in 2009 and awards and benefits under a variety of other programs for employees were reduced. The Board of Directors also reduced the annual cash retainer for directors by 25%, and the Corporation reduced a number of other expenses.

At December 31, 2009, the Corporation’s regulatory Leverage Ratio was 9.48%. The Corporation’s Tier 1 regulatory capital ratio was 11.11% or $2.5 billion in excess of well capitalized under the Federal Reserve Board’s regulatory framework at December 31, 2009. To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%. The Corporation’s Tier 1 regulatory capital ratio at December 31, 2009 includes the impact of the closing of two underwritten public offerings of its $1.00 par value common stock during 2009. In addition, the Corporation issued shares of its common stock on an at-the-market basis prior to the underwritten public offerings in 2009. The Corporation issued a total of 257.1 million shares of its common stock as a result of these transactions in 2009. The proceeds, net of underwriting discounts and commissions and offering expenses, from these issuances amounted to $1,419.4 million.

Management expects the prevailing economic and difficult real estate market conditions will last well into 2010 in many of the Corporation’s markets. Nonperforming asset balances are expected to remain elevated. Management believes that the level of new larger construction loans placed on nonperforming status likely have peaked in Arizona and Florida. The slow pace of economic recovery and lingering levels of elevated unemployment have resulted in increased stress in consumer loans, particularly residential real estate loans and home equity loans and lines of credit. Based on these factors, the amount of new consumer loans that go into nonperforming status is expected to increase. As a result of these offsetting trends, the levels of new nonperforming loans and leases may continue to stabilize or decrease as they did in the second half of 2009. Currently, management does not expect that the provision for loan and lease losses and net charge-offs reported in 2009 is indicative of the provision for loan and lease losses and net charge-offs that will be reported in 2010. However, the level of net charge-offs and the recorded allowance for loan and lease losses are based on management’s best estimate of the losses incurred at the measurement date. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated. Rapidly changing collateral values, general economic conditions and numerous other factors continue to create volatility in the housing markets and continue to increase the possibility that additional losses may be recognized with respect to the Corporation’s current nonperforming assets. In addition, an event that would curtail economic recovery or result in further deterioration in the economy and national housing markets would likely result in an increase in the amount of nonperforming assets, net charge-offs and provisions for loan and lease losses reported in future quarters. Due to the uncertainty caused by the state of the economy and real estate markets and the elevated levels of unemployment, and numerous other unknown factors that will ultimately affect the timing and amount of nonperforming assets, net charge-offs and the provision for loan and lease losses, it is difficult to develop reliable expectations about nonperforming assets, net charge-offs and provisions for loan and lease losses that will be recognized in 2010.

With regard to other expectations for 2010, management expects the net interest margin will improve slightly in the near term due to the effects of liquidity redeployment and debt restructuring activities completed in the fourth quarter of 2009. However, there are numerous other factors that impact net interest income and the net interest margin. Commercial and industrial loans balances are expected to continue to contract until the economic recovery takes a stronger hold. Commercial real estate loans for 2010 are expected to contract slightly. Residential real estate loans are expected to contract because the Corporation will likely continue to sell its production in the secondary market. Management expects construction and development real estate loans will continue to decline. Wealth Management revenue is affected by market volatility and direction. The uncertainty that currently exists in the markets makes it difficult to make an estimate of Wealth Management revenue in 2010.

2008 Compared to 2007

For the year ended December 31, 2008, the Corporation reported a net loss of $2,056.2 million or $7.92 per diluted common share compared to income from continuing operations for the year ended December 31, 2007 of $496.9 million or $1.87 per diluted common share.

Organic loan growth, disciplined deposit pricing, the ability to access reasonably priced funding sources and banking acquisitions completed in 2008 and 2007 contributed to the growth in net interest income and other banking sources of revenues. Despite the volatile markets, the Corporation’s Wealth Management continued to report growth in fee income.

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

Throughout 2008, the Corporation experienced elevated levels of expenses due to the increase in operating costs associated with collection efforts and carrying nonperforming assets. The Corporation’s estimate of increase in expense associated with collection efforts and carrying nonperforming assets, net of related revenue, amounted to $85.5 million in 2008 compared to 2007, which, on an after-tax basis, was approximately $0.21 per diluted common share.

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

During the fourth quarter of 2008, the Corporation sold to the UST Senior Preferred Stock for $1.7 billion and issued a warrant to purchase the Corporation’s common stock. At December 31, 2008, the Corporation’s Tier 1 ratio was 9.49%.

In order to preserve its strong capital base, the Corporation undertook a series of significant expense reduction initiatives in 2008, reduced the quarterly common stock cash dividend to $0.01 per share and implemented several risk-management strategies to reduce its exposure to construction and development loans.

Forward-Looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report. These forward- looking statements include statements with respect to M&I’s financial condition, results of operations, plans, objectives, future performance and business, including statements preceded by, followed by or that include the words “believes,” “expects,” or “anticipates,” references to estimates or similar expressions. Future filings by M&I with the Securities and Exchange Commission, and future statements other than historical facts contained in written material, press releases and oral statements issued by, or on behalf of, M&I may also constitute forward-looking statements.

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

Other Noteworthy Transactions and Events

Some of the more noteworthy transactions and events in 2009, 2008 and 2007 consisted of the following:

2009

On October 27, 2009, the Corporation announced the closing of its public offering of 156.4 million shares of its $1.00 par value common stock at $5.75 per share. The 156.4 million shares included 20.4 million shares issued pursuant to an option granted to the underwriters by the Corporation, which was exercised in full. The proceeds, net of underwriting discounts and commissions and offering expenses, from the offering amounted to $863.1 million.

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

The Corporation also sold on an at-the-market basis 670,300 shares of its common stock resulting in proceeds of $4.5 million, net of fees and commissions and offering expenses, during the second quarter of 2009.

On May 29, 2009, the Corporation acquired the investment team and managed accounts of Delta Asset Management (“Delta”), an institutional large-cap core equity money manager based in Los Angeles, California. Delta, which was an operating division of Berkeley Capital Management LLC, had approximately $1.2 billion in assets under management as of April 30, 2009. Total consideration in this transaction amounted to $5.1 million, consisting of 775,166 shares of the Corporation’s common stock valued at $6.52 per common share.

The Corporation continued to re-acquire and extinguish both bank holding company and banking affiliate long-term borrowings through open market purchases and a public tender offer. During 2009, the Corporation re-acquired and extinguished $1,285.7 million of debt. The gain amounted to $99.4 million and is reported as Gain on Termination of Debt in the Consolidated Statements of Income. On an after-tax basis, this gain amounted to $62.6 million and reduced net loss by approximately $0.18 per diluted common share.

During 2009, the Corporation recognized a gain of $35.4 million in conjunction with the sale of its Visa Class B common stock. Also during the year, the Corporation’s banking affiliates realized gains of $85.6 million from the sale of approximately $1.9 billion in aggregate principal amount of United States government agency investment securities. These gains are included in Net investment securities gains in the Consolidated Statements of Income. On an after-tax basis, these total gains amounted to $76.2 million and reduced net loss by approximately $0.22 per diluted common share.

During 2009, the Corporation recognized additional tax benefits that in total amounted to $69.0 million and reduced net loss by approximately $0.20 per diluted common share. During the first quarter of 2009, the State of Wisconsin enacted legislation that requires combined reporting for state income tax purposes. As a result, the

Corporation recorded an additional income tax benefit of $51.0 million to recognize certain state deferred tax assets, which included the reduction of a valuation allowance for Wisconsin net operating losses. The Corporation expects that income tax expense will increase in future periods due to the enacted legislation. During the second quarter of 2009, the Corporation recognized an additional tax benefit of $18.0 million that was primarily related to the favorable resolution of a tax matter associated with a 2002 stock issuance.

During 2009, the Corporation recorded a special FDIC insurance assessment charge of $29.3 million. On an after-tax basis, the assessment amounted to $18.5 million and increased net loss by approximately $0.05 per diluted common share. The insurance assessment charge is included in FDIC insurance in the Consolidated Statements of Income.

During 2009, the Corporation completed the corporate-wide reduction in workforce that was announced in 2008 and recognized severance expense of $5.8 million. The expense is reported in Salaries and Employee Benefits in the Consolidated Statements of Income. On an after-tax basis, this loss amounted to $3.6 million and increased net loss by approximately $0.01 per diluted common share.

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

On November 14, 2008, as part of the CPP, the Corporation agreed to sell 1,715,000 shares of the Corporation’s Senior Preferred Stock having a liquidation preference of $1,000 per share, for a total price of $1.715 billion. The Senior Preferred Stock qualifies as Tier 1 capital and pays cumulative compounding dividends at a rate of 5% per year for the first five years and 9% per year thereafter. As a condition to participating in the CPP, the Corporation issued and sold to the UST a warrant to purchase 13,815,789 shares of the Corporation’s common stock, at an initial per share exercise price of $18.62, for an aggregate purchase price of approximately $257.25 million. The term of the Warrant is ten years. Pursuant to the Securities Purchase Agreement entered into in connection with the transaction, until the UST no longer owns any shares of the Senior Preferred Stock, the Warrant or Warrant Shares, the Corporation’s employee benefit plans and other executive compensation arrangements for its senior executive officers must continue to comply in all respects with Section 111(b) of EESA and the rules and regulations promulgated by the UST.

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

During 2008, the Corporation re-acquired and extinguished $169.2 million of debt. The gain amounted to $14.7 million and is reported as Gain on Termination of Debt in the Consolidated Statements of Income. On an after-tax basis, this gain reduced net loss by approximately $0.04 per diluted common share.

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

The deterioration in the national real estate markets resulted in a significant increase in the provision for losses for unfunded commitments and other credit related charges. In addition, rising fuel costs earlier in 2008 resulted in write-downs of residual values associated with consumer vehicle leases. In total, these provisions and write-downs amounted to $26.9 million and are reported in the Other line of Other Expense in the Consolidated Statements of Income. On an after-tax basis, these items increased net loss by approximately $0.07 per diluted common share.

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

The net proceeds from the Separation amounted to $1.6 billion. In addition, the Corporation received $982 million of cash from Metavante to retire its indebtedness. The Corporation distributed its remaining ownership interest in Metavante to its shareholders on November 1, 2007.

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

During 2007, the Corporation completed two banking acquisitions and one wealth management acquisition.

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

During 2007, the Corporation purchased $286.6 million of additional bank-owned life insurance. The net realizable value is reported, along with the Corporation’s other bank-owned life insurance, as Bank-Owned Life Insurance in the Consolidated Balance Sheets. The increase in net realizable value is reported in Bank-Owned Life Insurance Revenue in the Consolidated Statements of Income.

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

During 2007, the Corporation remarketed the 3.90% STACKSSM of M&I Capital Trust B that were originally issued in 2004 as components of the Corporation’s 6.50% Common SPACESSM. In connection with the remarketing, the annual interest rate on the remarketed STACKS was reset at 5.626%, M&I Capital Trust B was liquidated and $400 million of 5.626% senior notes that matured on August 17, 2009 were issued by the Corporation in exchange for the outstanding STACKS. Each Common SPACES also included a stock purchase contract requiring the holder to purchase, in accordance with a settlement rate formula, shares of the Corporation’s common stock. The Corporation issued 9,226,951 shares of its common stock in settlement of the stock purchase contracts in exchange for $400 million in cash.

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

Net interest income in 2009 amounted to $1,582.6 million compared with net interest income of $1,780.7 million in 2008, a decrease of $198.1 million or 11.1%. During the past year, net interest income has been under pressure as interest rates on earning assets have declined more rapidly than the rates paid for interest bearing liabilities. The Corporation’s inability to continue to lower deposit pricing in the low interest rate environment due to competition for deposits has contributed to lower net interest income. In addition, net interest income has been compressed as a result of higher levels of nonperforming loans and leases, charge-offs, interest rate concessions associated with renegotiated loans and management’s decision to maintain higher levels of low-yield liquid assets. Positive contributors to net interest income in 2009 compared to 2008 included the impact of a full year of benefit from the proceeds from the sale of the Senior Preferred Stock to the UST, improved asset spreads, increase in interest rate floors on loans, the increase in noninterest bearing deposits, cash received from the issuance of the Corporation’s common stock and the modification and early extinguishment of higher-cost long-term borrowings.

Average earning assets in 2009 amounted to $56.5 billion compared to $57.9 billion in 2008, a decrease of $1.4 billion or 2.6%. Average trading and short-term investments, including federal funds sold and security resale agreements, increased $1.1 billion or 180.0% in 2009 compared to 2008. Average loans and leases decreased $1.9 billion or 3.9% and average investment securities decreased $0.7 billion or 8.8%.

Average interest bearing liabilities decreased $4.2 billion or 8.4% in 2009 compared to 2008. Average interest bearing deposits decreased $0.2 billion or 0.7% in 2009 compared to 2008. Average short-term borrowings decreased $2.8 billion or 46.2% in 2009 compared to 2008. Average long-term borrowings decreased $1.1 billion or 11.0% in 2009 compared to 2008.

Average noninterest bearing deposits increased $1.6 billion or 26.8% in 2009 compared to the prior year.

2008 Compared to 2007

Net interest income in 2008 amounted to $1,780.7 million compared with net interest income of $1,616.2 million in 2007, an increase of $164.5 million or 10.2%. Positive contributors to the increase in net interest income in 2008 compared to 2007 included the impact of the acquisitions, organic loan growth, a full year of benefit from the cash received in the Separation and the effect of the proceeds from the sale of the Senior Preferred Stock to the UST for one and one-half months in 2008. Factors negatively affecting 2008 net interest income compared to the prior year included reduced interest income due to the increase in nonperforming loans and leases, the impact of the financing costs associated with the banking acquisitions, the cost of common stock buybacks in 2007 and early 2008, the cost of purchased bank-owned life insurance, higher wholesale funding costs and a general shift in the bank issued deposit mix from lower cost to higher cost deposit products.

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

Average interest bearing liabilities increased $4.5 billion or 10.0% in 2008 compared to 2007. Average interest bearing deposits increased $4.8 billion or 16.8% in 2008 compared to 2007. Average short-term borrowings increased $1.5 billion or 31.3% in 2008 compared to 2007. Average long term borrowings decreased $1.8 billion or 15.5% in 2008 compared to 2007.

Average noninterest bearing deposits increased $0.4 billion or 7.1% in 2008 compared to the prior year.

Loans and Leases

The growth and composition of the Corporation’s average loan and lease portfolio for the current year and prior two years are reflected in the following table ($ in millions):

				Percent Growth
	2009	2008	2007	2009 vs 2008	2008 vs 2007
Commercial
Commercial	$13,878.0	$14,841.7	$12,672.3	(6.5)%	17.1%
Commercial Lease Financing	511.7	520.8	514.3	(1.7)	1.3

Total Commercial Loans and Leases	14,389.7	15,362.5	13,186.6	(6.3)	16.5
Real Estate
Commercial Real Estate	13,522.8	11,839.9	10,563.7	14.2	12.1
Residential Real Estate	5,450.7	5,504.0	4,214.3	(1.0)	30.6

Construction and Development
Commercial Construction	3,186.8	4,476.4	3,738.9	(28.8)	19.7
Commercial Land	887.9	965.8	819.2	(8.1)	17.9
Construction by Developers	650.8	1,385.7	1,790.6	(53.0)	(22.6)
Residential Land	1,915.4	2,345.4	2,458.4	(18.3)	(4.6)
Construction by Individuals	593.8	992.1	1,002.9	(40.1)	(1.1)

Total Construction and Development	7,234.7	10,165.4	9,810.0	(28.8)	3.6
Total Real Estate	26,208.2	27,509.3	24,588.0	(4.7)	11.9

Consumer Loans and Leases
Home Equity Loans and Lines of Credit	4,909.0	4,901.6	4,277.4	0.2	14.6
Other Personal Loans	2,090.3	1,732.2	1,416.5	20.7	22.3
Personal Lease Financing	178.6	201.5	181.5	(11.4)	11.0

Total Consumer Loans and Leases	7,177.9	6,835.3	5,875.4	5.0	16.3

Total Consolidated Average Loans and Leases	$47,775.8	$49,707.1	$43,650.0	(3.9)%	13.9%

Total Consolidated Average Loans and Leases Excluding Total Construction and Development	$40,541.1	$39,541.7	$33,840.0	2.5%	16.8%

For the year ended December 31, 2009, total consolidated average loans and leases declined $1.9 billion or 3.9% compared to total consolidated average loans and leases for the year ended December 31, 2008.

For the year ended December 31, 2009, total average commercial loans and leases amounted to $14.4 billion compared to $15.4 billion for the year ended December 31, 2008, a decrease of $1.0 billion or 6.3%. The weak economy has resulted in lower demand for new loans and lower utilization of existing lines of credit as commercial customers reduced expenses and paid down their debt, delayed capital expenditures and reduced working capital demand. This trend is expected to continue until economic improvement takes a stronger hold.

For the year ended December 31, 2009, total average commercial real estate loans amounted to $13.5 billion compared to $11.8 billion for the year ended December 31, 2008, an increase of $1.7 billion or 14.2%. The majority of this growth represents the migration of construction loans to commercial real estate loans once construction is completed. As a result of the commercial real estate lending environment, the Corporation has provided more interim financing for post-construction loans than it has historically and expects this trend to continue until such time as the liquidity in the commercial real estate lending environment normalizes. The Corporation continues to experience significant declines in new commercial real estate development originations in response to the weak economy. As a result of reduced demand and normal payment activity, commercial real estate loans for 2010 are expected to contract slightly compared to 2009.

For the year ended December 31, 2009, total average residential real estate loans amounted to $5.5 billion and was relatively unchanged compared to average residential real estate loans for the year ended December 31, 2008. In 2009, the Corporation sold substantially all of its residential real estate production in the secondary market. For the years ended December 31, 2009 and 2008, real estate loans sold to investors amounted to $3.1 billion and $1.4 billion, respectively. At December 31, 2009, the Corporation had approximately $76.5 million of residential mortgage loans and home equity loans which were originated for sale and were held for sale. For the year ended December 31, 2009, gains from the sale of mortgage loans amounted to $44.3 million compared to $22.4 million for the year ended December 31, 2008.

For the year ended December 31, 2009, total average construction and development loans amounted to $7.2 billion compared to $10.2 billion for the year ended December 31, 2008, a decrease of $3.0 billion or 28.8%. The decrease in construction and development loans has been due to payments, transfers to other loan types when projects are completed and permanent financing is obtained, loan sales and charge-offs. Construction and development loans held for sale amounted to $57.3 million at December 31, 2009. Construction and development loans are expected to continue to contract as the Corporation reduces its concentration in these types of loans to its corporate goal of 10% of total loans and leases. Construction and development loans amounted to $5.5 billion at December 31, 2009 which was 12.5% of total loans and leases outstanding at that date and was $1.7 billion less than average construction and development loans for the year ended December 31, 2009.

Total average personal loan and lease growth was $0.3 billion or 5.0% in 2009 compared to 2008. Average home equity loans and lines of credit were relatively unchanged in 2009 compared to 2008. Approximately $0.4 billion of the growth was attributable to consumer auto loans. Average auto leases, student loans and other consumer loans decreased $0.1 billion in 2009 compared to 2008. Credit card loans averaged $0.3 billion in each of 2009 and 2008. Credit card loans represented less than 1.0% of the Corporation’s total average loan and leases in 2009 and 2008 and are not a significant component of the Corporation’s loan and lease portfolio.

2008 Compared to 2007

Average loans and leases increased $6.1 billion or 13.9% in 2008 compared to 2007. Excluding the effect of the banking acquisitions, total consolidated average loan and lease organic growth was 9.0% in 2008 compared to 2007. Approximately $2.0 billion of the growth in total consolidated average loans and leases was attributable to the banking acquisitions and $4.1 billion of the growth was organic. Of the $2.0 billion of average growth attributable to the banking acquisitions, $0.5 billion was attributable to average commercial real estate loans, $0.5 billion was attributable to average commercial loans and leases, $0.4 billion was attributable to average residential real estate loans, $0.3 billion was attributable to average construction and development loans and $0.2 billion was attributable to average home equity loans and lines of credit. Of the $4.1 billion of average loan and lease organic growth, $1.7 billion was attributable to average commercial loans and leases, $0.9 billion was attributable to residential real estate loans, $0.8 billion was attributable to average commercial real estate loans, $0.4 billion was attributable to average home equity loans and lines of credit, $0.1 billion was attributable to average construction and development loans and the remainder was due to other consumer loans and leases.

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

Average organic commercial real estate loan growth was $0.8 billion or 7.0% in 2008 compared to 2007. The Corporation continued to experience slowing in construction and development originations which was the result of significant declines in new construction in all of the Corporation’s markets, less investor activity in new construction projects and softening in retail and hospitality expansion.

Average home equity loans and lines, which include the Corporation’s wholesale activity, increased $0.6 billion or 14.6% in 2008 compared to 2007. This growth reflected, in part, the decline in the national investor base and the shift of more production that met the Corporation’s underwriting criteria to portfolio. Average home equity loan and line growth due to the acquisitions amounted to $0.2 billion in 2008 compared to 2007.

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

Total consolidated average construction and development loans increased approximately $0.4 billion or 3.6% in 2008 compared to 2007. Total consolidated average construction and development loans in 2008 included approximately $0.3 billion of average construction and development loans that were attributable to the banking acquisitions in that year. At December 31, 2008, total consolidated construction and development loans outstanding amounted to $9.0 billion, a decrease of $1.1 billion or 10.5% since December 31, 2007.

Deposits

The growth and composition of the Corporation’s consolidated average deposits for 2009 and prior two years are reflected below ($ in millions):

				Percent Growth
	2009	2008	2007	2009 vs 2008	2008 vs 2007
Noninterest Bearing
Commercial	$5,624.4	$4,237.7	$3,915.8	32.7%	8.2%
Personal	983.3	1,015.9	963.5	(3.2)	5.4
Other	821.8	603.9	590.5	36.1	2.3

Total Noninterest Bearing	7,429.5	5,857.5	5,469.8	26.8	7.1

Interest Bearing Deposits
Savings and NOW
Savings	1,764.3	871.9	794.4	102.4	9.8
NOW	3,129.5	2,375.9	2,110.6	31.7	12.6
Brokered NOW	52.9	1.2	—	n.m.	n.m.

Total Savings and NOW	4,946.7	3,249.0	2,905.0	52.3	11.8

Money Market
Money Market Index	6,310.6	7,914.7	7,588.1	(20.3)	4.3
Money Market Savings	967.3	1,272.0	1,086.2	(23.9)	17.1
Brokered Money Market	3,184.8	1,829.2	1,798.8	74.1	1.7

Total Money Market	10,462.7	11,015.9	10,473.1	(5.0)	5.2

Time
CDs $100,000 and Over
Large CDs	3,776.3	3,967.1	3,821.4	(4.8)	3.8
Brokered CDs	7,646.8	7,393.7	3,737.4	3.4	97.8

Total CDs $100,000 and Over	11,423.1	11,360.8	7,558.8	0.5	50.3
Other CDs and Time	5,789.4	5,031.5	4,734.0	15.1	6.3

Total Time	17,212.5	16,392.3	12,292.8	5.0	33.3
Foreign
Foreign Activity	500.6	1,798.2	1,910.8	(72.2)	(5.9)
Foreign Time	63.3	961.6	1,017.4	(93.4)	(5.5)

Total Foreign	563.9	2,759.8	2,928.2	(79.6)	(5.8)

Total Interest Bearing Deposits	33,185.8	33,417.0	28,599.1	(0.7)	16.8

Total Consolidated Average Deposits	$40,615.3	$39,274.5	$34,068.9	3.4%	15.3%

Total consolidated average deposits increased $1.3 billion or 3.4% for the year ended December 31, 2009 compared to the year ended December 31, 2008. Average noninterest bearing deposits increased $1.6 billion or 26.8% for the year ended December 31, 2009 compared to the year ended December 31, 2008. Average interest bearing deposits decreased approximately $0.3 billion or 0.7% for the year ended December 31, 2009 compared to the year ended December 31, 2008. Of the $0.3 billion decrease in average interest bearing deposits over the prior year, average total money market deposits decreased $0.6 billion and total foreign deposits decreased approximately $2.2 billion for the year ended 2009 compared to the year ended 2008. The decline in average money market and foreign deposits reflects the competitive pricing environment. The declines in average money market deposits and foreign deposits were offset by growth in average savings and NOW deposits and average time deposits. Average savings and NOW increased $1.7 billion for the year ended December 31, 2009 compared to the same period in the prior year. The growth in average savings and NOW balances reflect the Corporation’s use of competitive pricing and more effective bundling of product and services to retain customers and attract new deposits. In addition, existing customers have transferred their balances from other deposit types as those deposit instruments matured. Average total time deposits increased $0.8 billion for the year ended December 31, 2009 compared to the year ended December 31, 2008. The shift in the mix of average deposit types was beneficial to net interest income and the net interest margin in 2009.

Historically, noninterest bearing deposit balances tended to exhibit some seasonality with a trend of balances declining somewhat in the early part of the year followed by growth in balances throughout the remainder of the year. A portion of the noninterest balances, especially commercial balances, is sensitive to the interest rate environment. Larger balances tend to be maintained when overall interest rates are low and smaller balances tend to be maintained as overall interest rates increase. During 2009, the Corporation used competitive pricing in the form of higher earnings credits to encourage customers to maintain higher deposit balances and pay less in service charge fees.

On December 5, 2008, the Corporation announced that it and its eligible affiliates will be participating in a component of the FDIC’s Temporary Liquidity Guarantee Program – the Transaction Account Guarantee Program (the “TAGP”). Under the TAGP, which has been extended until June 30, 2010, all noninterest-bearing transaction accounts (which the TAGP defines as including all noninterest-bearing personal and business checking accounts, NOW accounts earning no more than 0.5 percent interest, and Interest on Lawyer Trust Accounts) held at M&I’s affiliate banks are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit rules. Separately, Congress extended the temporary increase in the standard coverage of FDIC insurance on deposits to a limit of $250,000 until December 31, 2013. The Corporation believes that its participation in the TAGP had a positive affect on its deposit growth in 2009. How the expiration of TAGP on June 30, 2010 will impact existing deposits is uncertain, but it is expected that it will result in a loss of some deposits.

2008 Compared to 2007

Average deposits increased $5.2 billion or 15.3% in 2008 compared to 2007. Approximately $2.0 billion was attributable to the banking acquisitions and $3.2 billion of the growth was organic. Of the $2.0 billion of average growth attributable to the banking acquisitions, $0.3 billion was attributable to average noninterest bearing deposits, $1.1 billion was attributable to average savings, NOW and money market deposits and $0.6 billion was attributable to average time deposits which included $0.1 billion of brokered deposits. Approximately $3.5 billion of the organic growth in average deposits in 2008 compared to 2007 was attributable to brokered deposits. Average organic noninterest bearing deposits increased $0.1 billion in 2008 compared to 2007. Average organic interest bearing deposits excluding brokered deposits decreased $0.4 billion in 2008 compared to 2007.

Average Balance Sheets and Analysis of Net Interest Income

The Corporation’s consolidated average balance sheets, interest earned and interest paid, and the average interest rates earned and paid for each of the last three years are presented in the following table ($ in thousands):

	2009			2008			2007
	Average Balance	Interest Earned/ Paid	Average Yield or Cost (3)	Average Balance	Interest Earned/ Paid	Average Yield or Cost (3)	Average Balance	Interest Earned/ Paid	Average Yield or Cost (3)
Loans and leases (1)(2)	$47,775,802	$2,210,842	4.63%	$49,707,080	$2,928,699	5.89%	$43,650,029	$3,244,771	7.43%
Investment securities:
Taxable	5,916,658	207,235	3.50	6,454,016	286,054	4.40	6,208,495	311,837	4.97
Tax-exempt (1)	1,022,499	66,543	6.62	1,158,185	78,782	6.82	1,287,066	85,706	6.71
Federal funds sold and security resale agreements	34,613	229	0.66	223,000	5,613	2.52	204,170	10,712	5.25
Trading assets (1)	418,056	4,757	1.14	197,237	2,974	1.51	56,580	1,101	1.95
Other short-term investments	1,295,747	3,659	0.28	204,147	3,413	1.67	148,065	7,289	4.92
Loan to Metavante	—	—	—	—	—	—	817,885	35,969	4.40

Total interest earning assets	56,463,375	2,493,265	4.42%	57,943,665	3,305,535	5.70%	52,372,290	3,697,385	7.05%
Cash and demand deposits due from banks	761,199			897,709			1,005,362
Premises and equipment, net	571,146			528,846			458,819
Other assets	3,823,481			4,637,427			3,555,545
Allowance for loan and lease losses	(1,356,675)			(877,730)			(448,222)
Assets of discontinued operations	—			—			1,265,833

Total assets	$60,262,526			$63,129,917			$58,209,627

Interest bearing deposits:
Savings and NOW	$4,946,671	$19,635	0.40%	$3,248,955	$18,464	0.57%	$2,904,953	$37,215	1.28%
Money market	10,462,750	78,554	0.75	11,015,942	211,925	1.92	10,473,079	443,022	4.23
Time	17,212,532	435,224	2.53	16,392,293	622,467	3.80	12,292,832	606,984	4.94
Foreign	563,852	2,013	0.36	2,759,868	50,088	1.81	2,928,259	144,031	4.92

Total interest bearing deposits	33,185,805	535,426	1.61	33,417,058	902,944	2.70	28,599,123	1,231,252	4.31
Short-term borrowings	3,316,810	9,550	0.29	6,163,488	139,627	2.27	4,693,890	236,671	5.04
Long-term borrowings	8,676,229	340,308	3.92	9,749,118	454,413	4.66	11,533,685	585,025	5.07

Total interest bearing liabilities	45,178,844	885,284	1.96%	49,329,664	1,496,984	3.03%	44,826,698	2,052,948	4.58%
Noninterest bearing deposits	7,429,499			5,857,485			5,469,774
Other liabilities	1,046,502			981,108			1,041,522
Liabilities of discontinued operations	—			—			149,723
Total equity	6,607,681			6,961,660			6,721,910

Total liabilities and equity	$60,262,526			$63,129,917			$58,209,627

Net interest income		$1,607,981			$1,808,551			$1,644,437

Net yield on interest earning assets			2.85%			3.12%			3.14%

Notes:

(1)	Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.
(2)	Loans and leases on nonaccrual status have been included in the computation of average balances.
(3)	Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin on a fully taxable equivalent basis (“FTE”) as a percent of average earning assets was 2.85% in 2009 compared to 3.12% in 2008. The yield on average earning assets was 4.42% in 2009 compared to 5.70% in 2008. The cost of interest bearing liabilities was 1.96% in 2009 compared to 3.03% in 2008. Net interest income has been under pressure as the decline in interest rates, higher levels of nonperforming loans and leases, interest rate concessions associated with renegotiated loans and management’s decision to maintain higher levels of liquid assets have caused the yield on earning assets to decline by 128 basis points. The cost of interest bearing liabilities declined 107 basis points for the twelve months ended December 31, 2009 compared to the twelve months ended December 31, 2008. The Corporation’s inability to continue to lower deposit pricing in the low interest rate environment due to competition for deposits contributed to lower net interest income and reduced net interest margin. The adverse impact of deposit pricing competition was somewhat mitigated by the improved loan to deposit ratio resulting from growth in noninterest bearing deposits. In addition, the net interest margin benefited from reduced use of wholesale funding, a favorable shift in the interest-bearing deposit mix and reduction in higher cost long-term borrowings through modification, early extinguishments and maturities throughout 2009.

Total borrowings decreased $6.2 billion and amounted to $7.5 billion at December 31, 2009 compared to $13.7 billion at December 31, 2008. Total average borrowings amounted to $12.0 billion in 2009 compared to $15.9 billion in 2008, a decrease of $3.9 billion or 24.6%. During 2009, the Corporation re-acquired and extinguished $1,285.7 million of debt. The gain amounted to $99.4 million and is reported as Gain on Termination of Debt in the Consolidated Statements of Income. In addition, late in 2009 the Corporation modified approximately $580.0 million of Federal Home Loan Bank (“FHLB”) advances by extending the term and lowering the interest rate.

The low interest rate environment and level of nonperforming and renegotiated loans together with the numerous other factors that impact net interest income and the net interest margin have made it very difficult to project the net interest margin with a reasonable degree of certainty. The net interest income benefit from the reduction in higher cost long-term borrowings through modification, re-acquisition and maturities throughout 2009 will be offset by the lower yields resulting from the sale and reinvestment of investment securities during 2009. The favorable shift in the interest-bearing deposit mix, increase in noninterest bearing deposits and redeployment of lower yielding short-term liquid investments should be beneficial to net interest income.

2008 Compared to 2007

The net interest margin FTE as a percent of average earning assets was 3.12% in 2008 compared to 3.14% in 2007, a decrease of two basis points. The yield on average earning assets was 5.70% in 2008 compared to 7.05% in 2007, a decrease of 135 basis points. The cost of interest bearing liabilities was 3.03% in 2008 compared to 4.58% in 2007, a decrease of 155 basis points.

There were many factors that affected the Corporation’s net interest margin in 2008. Some of these factors included the cash received from the Separation, the movement of new and existing deposits into higher cost products, loan growth that exceeded the Corporation’s ability to generate lower cost bank-issued deposits, a volatile interest rate environment, higher credit spreads and liquidity premiums for term financing and elevated levels of nonperforming and renegotiated loans. Acquisitions for cash, the buyback of common shares and the purchase of bank-owned life insurance reduced net interest income and were additional sources of contraction to the net interest margin.

Total borrowings decreased $3.0 billion and amounted to $13.7 billion at December 31, 2008 compared to $16.7 billion at December 31, 2007. Total average borrowings amounted to $15.9 billion in 2008 compared to $16.2 billion in 2007 a decrease of $0.3 billion or 1.9%. Throughout 2008, the Corporation made greater use of short-term borrowings as well as wholesale funding alternatives, which are deposits generated through distribution channels other than the Corporation’s own banking branches. The increased use of short-term borrowings and wholesale funding alternatives was in response to the widening of credit spreads and general lack of demand by investors for longer term bank debt that was prevalent throughout 2008. During 2008, the Corporation called $27 million in aggregate principal amount of various higher-cost junior subordinated deferrable interest debentures and the related trust preferred securities that had been assumed in acquisitions. During 2008, the Corporation re-acquired and extinguished $169.2 million of debt. The gain amounted to $14.7 million and is reported as Gain on Termination of Debt in the Consolidated Statements of Income.

During 2007, the Corporation called the $200 million 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities. This transaction resulted in a loss of $9.5 million that is reported in Loss on Termination of Debt in the Consolidated Statements of Income and was primarily due to the contractual call premium paid to retire the debentures and trust preferred securities. During 2007, $370.0 million of floating rate FHLB advances were extinguished and the pay fixed / receive floating interest rate swaps that were designated as cash flow hedges on the FHLB advances were terminated. The gain realized from these transactions was primarily due to the acceleration of the fair value adjustments for the interest rate swaps that were recorded in other comprehensive income. That gain amounted to $5.3 million and is reported in the Other line of Other Income in the Consolidated Statements of Income. Also during 2007, the Corporation remarketed the 3.90% STACKS of M&I Capital Trust B and issued $400.0 million of 5.626% senior notes of the Corporation that mature on August 17, 2009 in exchange for the STACKS. As a result of the illiquid market and prohibitive cost of remarketing, the $1.0 billion PURS were terminated in 2007. The loss, which was primarily the cost of purchasing the right to remarket the PURS through 2016, amounted to $74.2 million and is reported in Loss on Termination of Debt in the Consolidated Statements of Income.

Analysis of Changes in Interest Income and Interest Expense

The effects on interest income and interest expense due to volume and rate changes are outlined in the following table. Changes not due solely to either volume or rate are allocated to rate ($ in thousands):

	2009 versus 2008			2008 versus 2007
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Volume (2)	Average Rate	Increase (Decrease)	Average Volume (2)	Average Rate	Increase (Decrease)
Interest on earning assets:
Loans and leases (1)	$(113,752)	$(604,105)	$(717,857)	$450,039	$(766,111)	$(316,072)
Investment securities:
Taxable	(25,099)	(53,720)	(78,819)	11,433	(37,216)	(25,783)
Tax-exempt (1)	(10,320)	(1,919)	(12,239)	(8,160)	1,236	(6,924)
Federal funds sold and security resale agreements	(4,747)	(637)	(5,384)	989	(6,088)	(5,099)
Trading assets (1)	3,334	(1,551)	1,783	2,743	(870)	1,873
Other short-term investments	18,230	(17,984)	246	2,759	(6,635)	(3,876)
Loan to Metavante	—	—	—	(35,987)	18	(35,969)
Total interest income change	$(87,153)	$(725,117)	$(812,270)	$392,204	$(784,054)	$(391,850)
Expense on interest bearing liabilities:
Interest bearing deposits:
Savings and NOW	$9,677	$(8,506)	$1,171	$4,403	$(23,154)	$(18,751)
Money market	(10,621)	(122,750)	(133,371)	22,963	(254,060)	(231,097)
Time	31,169	(218,412)	(187,243)	202,513	(187,030)	15,483
Foreign	(39,748)	(8,327)	(48,075)	(8,285)	(85,658)	(93,943)
Total interest bearing deposits	(6,244)	(361,274)	(367,518)	207,653	(535,961)	(328,308)
Short-term borrowings	(64,620)	(65,457)	(130,077)	74,068	(171,112)	(97,044)
Long-term borrowings	(49,997)	(64,108)	(114,105)	(90,478)	(40,134)	(130,612)
Total interest expense change	$(125,770)	$(485,930)	$(611,700)	$206,236	$(762,200)	$(555,964)

Notes:

(1)	Fully taxable equivalent basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.
(2)	Based on average balances excluding fair value adjustments for available for sale securities.

Summary of Loan and Lease Loss Experience and Credit Quality

The following table presents credit quality information as of and for the year ended December 31, 2009, as well as selected comparative years:

Consolidated Credit Quality Information

December 31, ($000’s)

	2009	2008	2007	2006	2005
Nonperforming Assets (a):
Nonaccrual Loans and Leases	$1,987,081	$1,457,811	$686,888	$264,890	$134,718
Nonaccrual Loans Held for Sale	57,670	69,139	—	—	—

Total Nonperforming Loans and Leases	2,044,751	1,526,950	686,888	264,890	134,718
Other Real Estate Owned	430,821	320,908	115,074	25,452	8,869

Total Nonperforming Assets	$2,475,572	$1,847,858	$801,962	$290,342	$143,587

Renegotiated	$793,459	$270,357	$224,398	$125	$143

Loans Past Due 90 Days or More and Still Accruing Interest	$8,755	$14,528	$13,907	$2,991	$5,725

Allowance for Loan and Lease Losses	$1,480,470	$1,202,167	$496,191	$420,610	$363,769

Consolidated Statistics
Net Charge-offs to Average Loans and Leases	4.26%	2.74%	0.59%	0.10%	0.12%
Total Nonperforming Loans and Leases to Total Loans and Leases	4.62	3.05	1.48	0.63	0.39
Total Nonperforming Assets to Total Loans and Leases and Other Real Estate Owned	5.54	3.67	1.73	0.69	0.42
Allowance for Loan and Lease Losses to Total Loans and Leases	3.35	2.41	1.07	1.00	1.06
Allowance for Loan and Lease Losses to Nonaccrual Loans and Leases (Excluding Nonaccrual Loans Held for Sale)	75	82	72	159	270

(a)	During 2009, the Corporation modified its definition of nonperforming assets to exclude renegotiated loans and loans past due 90 days or more and still accruing interest because these loans were performing in accordance with their current or modified terms. Prior periods presented have been adjusted for this reclassification.

Nonperforming assets consist of nonaccrual loans and leases which are referred to as nonperforming loans and leases and other real estate owned (“OREO”). In addition to the negative impact on net interest income and credit losses from carrying nonperforming loans and leases, nonperforming assets also increase operating costs due to the expense associated with collection efforts and the expense of holding OREO. At December 31, 2009, nonperforming assets amounted to $2,475.6 million and increased approximately $627.7 million or 34.0% compared to December 31, 2008. Nonperforming assets decreased approximately $297.4 million or 10.7% since June 30, 2009.

The Corporation had a significant increase in nonperforming assets in 2009 and 2008 compared to prior years. The increase has been primarily attributable to real estate related loans in areas that were previously experiencing substantial population growth and increased demand for housing, principally Arizona and Florida. The Corporation’s higher growth markets have been disproportionately affected by the excess real estate inventory and deterioration in the national real estate markets when the economy deteriorated into recession.

The Corporation has worked aggressively to isolate, identify and assess its underlying loan and lease portfolio credit quality and has developed and continues to develop strategies to reduce and mitigate its loss exposure. In 2009, the Corporation expanded its strategy of selling nonperforming loans and potential problem loans to include pools of residential real estate loans. During 2009, the Corporation sold $854.9 million of nonperforming loans and potential problem loans. During 2008, the Corporation sold $643.2 million of nonperforming loans and potential problem loans. At December 31, 2009 and December 31, 2008, the Corporation held $57.7 million and $69.1 million, respectively, of nonperforming loans that are intended to be sold and have been charged down to their net realizable value. Over the past two years, the unpaid principal balance of nonperforming loans and potential problem loans sold, including pools of residential real estate loans, was approximately $2,073.6 million.

Generally, loans that are 90 days or more past due as to interest or principal are placed on nonaccrual and nonperforming status. Exceptions to these rules are generally only for loans fully collateralized by readily marketable securities or other relatively risk free collateral and certain personal loans. A loan may be placed on nonaccrual when management makes a determination that the facts and circumstances warrant such classification irrespective of the current payment status. At December 31, 2009, approximately $525.8 million or 25.7% of the Corporation’s total nonperforming loans and leases was less than 30 days past due. In addition, approximately $169.4 million or 8.3% of the Corporation’s total nonperforming loans and leases was greater than 30 days past due but less than 90 days past due at December 31, 2009. In total, approximately $695.2 million or 34.0% of the Corporation’s total nonperforming loans and leases were less than 90 days past due at December 31, 2009.

The Corporation considers nonperforming loans and leases to be those loans and leases with the greatest risk of loss. Throughout 2007 and 2008, nonperforming loans and leases continued to increase each consecutive quarter and amounted to $686.9 million or 1.48% of consolidated loans and leases at December 31, 2007 and $1,527.0 million or 3.05% of consolidated loans and leases at December 31, 2008. Nonperforming loans and leases reached their highest reported quarter-end balance of $2,416.1 million or 5.01% of consolidated loans and leases at June 30, 2009, which was the tenth consecutive quarter of an increase in nonperforming loans and leases since December 31, 2006. Since June 30, 2009, nonperforming loans and leases declined $166.0 million or 6.9% in the third quarter of 2009 and declined $205.3 million or 9.1% in the fourth quarter of 2009 and amounted to $2,044.8 million or 4.62% of consolidated loans and leases at December 31, 2009.

The decline in nonperforming loans and leases during the second half of 2009 was due to loan sales, charge-offs, paydowns and lower levels of new loans and leases transferred to nonperforming status. The balances of new loans and leases transferred to nonperforming status during the second half of 2009 were approximately $636.8 million or 26.3% less than the balances of new loans and leases transferred to nonperforming status during the first half of the year. The amount of cumulative net charge-offs recorded on the Corporation’s nonperforming loans outstanding at December 31, 2009 was approximately $810.4 million or 52.4% of the unpaid principal balance of the affected nonperforming loans and 28.4% of the unpaid principal balance of its total nonperforming loans outstanding at December 31, 2009.

The following table presents the major categories of nonperforming loans and leases, including nonaccrual loans held for sale, at December 31, 2009 and 2008:

Major Categories of Nonperforming Loans and Leases ($ in millions)

	December 31, 2009				December 31, 2008
	Total Loans & Leases	Percent of Total Loans & Leases	Non- performing Loans & Leases	Percent Non- performing to Loan & Lease Type	Total Loans & Leases	Percent of Total Loans & Leases	Non- performing Loans & Leases	Percent Non- performing to Loan & Lease Type
Commercial Loans & Leases	$12,950	29.3%	$350.5	2.71%	$15,442	30.9%	$168.5	1.09%

Real Estate
Commercial Real Estate	13,646	30.9	584.9	4.29	12,542	25.1	178.3	1.42
Residential Real Estate	4,969	11.2	206.1	4.15	5,734	11.4	221.8	3.87
Construction and Development
Commercial Construction	2,414	5.5	227.3	9.42	4,233	8.4	279.1	6.59
Commercial Land	843	1.9	122.9	14.59	830	1.7	35.6	4.29
Construction by Developers	408	0.9	100.1	24.53	977	2.0	205.6	21.04
Residential Land	1,574	3.5	273.4	17.37	2,122	4.2	279.0	13.15
Construction by Individuals	300	0.7	83.7	27.92	881	1.8	82.7	9.39

Construction and Development	5,539	12.5	807.4	14.58	9,043	18.1	882.0	9.75

Total Real Estate	24,154	54.6	1,598.4	6.62	27,319	54.6	1,282.1	4.69

Consumer Loans & Leases
Home Equity Loans & Lines of Credit	4,715	10.7	84.9	1.80	5,082	10.2	67.3	1.32
Other Consumer Loans & Leases	2,399	5.4	11.0	0.46	2,142	4.3	9.1	0.42

Total Consumer Loans & Leases	7,114	16.1	95.9	1.35	7,224	14.5	76.4	1.06

Total Loans & Leases	$44,218	100.0%	$2,044.8	4.62%	$49,985	100.0%	$1,527.0	3.05%

Nonperforming commercial loans and leases amounted to $350.5 million at December 31, 2009 compared to $168.5 million at December 31, 2008, an increase of $182.0 million. Approximately $102.6 million of the increase was due to loans to finance companies and bank holding companies that were transferred to nonperforming status during 2009 and were outstanding at December 31, 2009. The remainder of the increase was geographically dispersed and reflects the effects of the economy. Since June 30, 2009, nonperforming commercial loans and leases declined $20.6 million in the third quarter of 2009 and declined $60.6 million in the fourth quarter of 2009.

Nonperforming real estate loans represented 78.2% of total nonperforming loans and leases and amounted to $1,598.4 million at December 31, 2009 compared to $1,282.1 million at December 31, 2008, an increase of $316.3 million or 24.7%.

Nonperforming commercial real estate loans amounted to $584.9 million at December 31, 2009 compared to $178.3 million at December 31, 2008, an increase of $406.6 million. Approximately $211.3 million of the increase relates to one credit relationship that consists of multiple commercial real estate loans for geographically dispersed commercial real estate investments related to the lodging industry. Of that $211.3 million, approximately $170.6 million was a transfer from renegotiated loans to nonperforming commercial real estate loans in the fourth quarter of 2009. Since June 30, 2009, nonperforming commercial real estate loans declined $49.6 million in the third quarter and increased $75.3 million in the fourth quarter. On an adjusted basis, nonperforming commercial real estate loans declined $95.3 million in the fourth quarter of 2009 compared to the third quarter of 2009 excluding the fourth quarter transfer previously discussed.

Nonperforming residential real estate loans amounted to $206.1 million at December 31, 2009 compared to $221.8 million at December 31, 2008, a decrease of $15.7 million or 7.1%. The decrease in nonperforming residential real estate loans reflects the effect of two bulk sales of nonperforming and potential nonperforming residential real estate loans that were closed in the third and fourth quarters of 2009 and the restructuring of residential real estate loans for qualified borrowers. During 2009, the Corporation sold $341.6 million of nonperforming and potential nonperforming residential real estate loans. Renegotiated residential real estate loans amounted to $397.0 million or approximately 50.0% of total renegotiated loans outstanding at December 31, 2009.

Nonperforming construction and development loans amounted to $807.4 million and represented 39.5% of total nonperforming loans and leases at December 31, 2009. By comparison, nonperforming construction and development loans amounted to $882.0 million and represented 57.8% of total nonperforming loans and leases at December 31, 2008. The decrease in nonperforming construction and development loans in 2009 compared to 2008 amounted to $74.6 million or 8.5%. Since March 31, 2009, nonperforming construction and development loans declined $27.1 million in the second quarter of 2009, declined $58.9 million in the third quarter of 2009 and declined $177.1 million in the fourth quarter of 2009. The decrease in nonperforming construction and development loans was primarily due to reduced levels of new nonperforming loans, loan sales and charge-offs. The reduced levels of new nonperforming loans reflect the decline in volume of new larger construction loans transferring to nonperforming status, especially in Florida and Arizona.

Nonperforming consumer loans and leases amounted to $95.9 million at December 31, 2009 compared to $76.4 million at December 31, 2008, an increase of $19.5 million or 25.6%. Approximately 90.1% of that increase was due to the increase in nonperforming home equity loans and lines of credit in 2009 compared to 2008. Elevated levels of unemployment have increased economic stress on consumers and resulted in further deterioration in consumer loans and leases in all of the Corporation’s markets.

The following tables present a geographical summary of nonperforming loans and leases, including nonaccrual loans held for sale, at December 31, 2009 and 2008:

Geographical Summary of Nonperforming Loans & Leases

($ in millions)

	December 31, 2009
	Total Loans & Leases	Percent of Total Loans & Leases	Non- performing Loans & Leases	Percent Non- performing to Loan & Lease Type	Percent Nonperforming Construction & Development to Nonperforming Loans & Leases
Wisconsin	$16,551	37.4%	$401.7	2.43%	28.7%
Arizona	5,338	12.1	431.4	8.08	54.6
Minnesota	4,724	10.7	148.5	3.14	26.1
Missouri	3,232	7.3	158.7	4.91	18.3
Florida	2,719	6.1	307.5	11.31	55.5
Indiana	1,610	3.6	35.9	2.23	14.5
Kansas	1,084	2.5	47.5	4.38	23.9
Others	8,960	20.3	513.6	5.73	39.3

Total	$44,218	100.0%	$2,044.8	4.62%	39.5%

	December 31, 2008
	Total Loans & Leases	Percent of Total Loans & Leases	Non- performing Loans & Leases	Percent Non- performing to Loan & Lease Type	Percent Nonperforming Construction & Development to Nonperforming Loans & Leases
Wisconsin	$18,048	36.1%	$166.5	0.92%	20.0%
Arizona	7,489	15.0	642.1	8.58	71.7
Minnesota	5,210	10.4	135.8	2.61	37.5
Missouri	3,491	7.0	55.7	1.59	36.3
Florida	3,086	6.2	167.3	5.42	66.8
Indiana	1,613	3.2	50.3	3.12	33.3
Kansas	1,140	2.3	31.4	2.75	30.2
Others	9,908	19.8	277.9	2.80	64.5

Total	$49,985	100.0%	$1,527.0	3.05%	57.8%

Nonperforming loans in Arizona amounted to $431.4 million, which was 21.1% of total consolidated nonperforming loans and leases at December 31, 2009. Approximately $235.4 million or 54.6% of nonperforming loans in Arizona at December 31, 2009 were construction and development loans. By comparison, at December 31, 2008, nonperforming loans in Arizona amounted to $642.1 million, which was 42.0% of total consolidated nonperforming loans and leases at December 31, 2008. Approximately $460.2 million or 71.7% of nonperforming loans in Arizona at December 31, 2008 were construction and development loans. The overall decrease in nonperforming construction and development loans was primarily due to reduced levels of new larger nonperforming loans, loan sales and charge-offs.

Nonperforming loans in Florida amounted to $307.5 million or 15.0% of total consolidated nonperforming loans and leases at December 31, 2009. At December 31, 2008, nonperforming loans in Florida amounted to $167.3 million or 11.0% of total consolidated nonperforming loans and leases. Approximately $170.8 million or 55.5% of nonperforming loans in Florida at December 31, 2009 were construction and development loans. By comparison, approximately $111.7 million or 66.8% of nonperforming loans in Florida at December 31, 2008 were construction and development loans. Nonperforming commercial real estate loans in Florida increased $63.2 million in the first half of 2009 but remained relatively stable during the second half of the year.

Nonperforming loans in Wisconsin amounted to $401.7 million or 19.6% of total consolidated nonperforming loans and leases at December 31, 2009. At December 31, 2008, nonperforming loans in Wisconsin amounted to $166.5 million or 10.9% of total consolidated nonperforming loans and leases. Nonperforming loans in Wisconsin increased $255.4 million in the first half of 2009. In Wisconsin, all types of loans and leases exhibited an increase in nonperforming loans and leases reflecting the broader economy and lingering levels of elevated unemployment. Nonperforming loans and leases in Wisconsin remained relatively stable during the second half of 2009. Based on the ratio of nonperforming loans and leases to total loans and leases at December 31, 2009, loans and leases in Wisconsin continued to have one of the lowest levels of nonperformance within the Corporation’s markets. Total loans and leases in Wisconsin were 37.4% of consolidated loans and leases outstanding at December 31, 2009 and continue to represent the largest geographical concentration of loans and leases in the Corporation’s loan and lease portfolio.

Nonperforming loans outside of the Corporation’s primary markets amounted to $513.6 million at December 31, 2009 compared to $277.9 million at December 31, 2008, an increase of $235.7 million. Included in this category is the previously discussed credit relationship with multiple commercial real estate loans related to the lodging industry.

At December 31, 2009 total loans and leases in Arizona and Florida amounted to $8.1 billion compared to $10.6 billion at December 31, 2008, a decline of $2.5 billion or 23.8%. That decline reduces the possibility that the volume of new nonperforming loans and leases associated with those regions will continue at the same pace experienced in 2009 and 2008. Management believes that the level of new larger construction and development loans placed on nonperforming status likely have peaked in Arizona and Florida. Elevated levels of unemployment have resulted in increased stress in consumer loans, particularly residential real estate loans, home equity loans and lines of credit and residential land loans. Based on these factors, the amount of new consumer loans that go into nonperforming status are expected to increase. As a result of these offsetting trends, the levels of new nonperforming loans and leases may continue to stabilize or decrease as they did in the second half of 2009.

Other Real Estate Owned (OREO)

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans. Activity relating to OREO for the three years ended December 31, 2009 consisted of the following:

	Years Ended December 31, ($ in millions)
	2009	2008	2007
Other Real Estate Owned (OREO):
Beginning Balance	$320.9	$115.1	$25.5
Additions, Net of Initial Write-downs	534.3	343.8	123.5
Dispositions	(322.8)	(93.2)	(34.7)
Capitalized Costs	7.5	10.8	2.1
Valuation Adjustments	(109.1)	(55.6)	(1.3)

Ending Balance	$430.8	$320.9	$115.1

Valuation write-downs at initial transfer from loans to OREO are recorded as charge-offs. Valuation adjustments after the initial transfer, which are included in OREO expenses in the Consolidated Statements of Income, reflect the continued decline in real estate values due to the economy and elevated levels of unemployment. The amount of cumulative losses recorded on the Corporation’s OREO outstanding at December 31, 2009 was approximately 52.8% of the unpaid principal balance of the foreclosed loans.

At December 31, 2009, properties acquired in partial or total satisfaction of problem loans, based on loan type, consisted of construction and development of $336.9 million, 1-4 family residential real estate of $31.6 million and commercial real estate of $62.3 million. At December 31, 2008, properties acquired in partial or total satisfaction of problem loans, based on loan type, consisted of construction and development of $245.7 million, 1-4 family residential real estate of $63.1 million and commercial real estate of $12.1 million. At December 31, 2007, properties acquired in partial or total satisfaction of problem loans, based on loan type, consisted of construction and development of $84.6 million, 1-4 family residential real estate of $17.7 million and commercial real estate of $12.8 million. OREO in

Arizona represented approximately 43.1%, 50.8% and 12.9% of total OREO at December 31, 2009, 2008 and 2007, respectively. As a result of the soft real estate market and the increased possibility of foreclosures due to the elevated levels of nonperforming loans, management expects that OREO will continue to increase in future quarters.

Troubled Debt Restructuring (Renegotiated Loans)

Troubled-debt restructured loans, which the Corporation refers to as renegotiated loans amounted to $793.5 million at December 31, 2009 compared to $270.4 million at December 31, 2008, an increase of $523.1 million.

The Corporation recognizes that the current economy, elevated levels of unemployment and depressed real estate values have resulted in many customers being far more leveraged than prudent and in a very difficult financial position. Potentially distressed homeowners are identified in advance, and proactively offered assistance. In order to avoid foreclosure in the future, the Corporation has restructured loan terms for certain qualified borrowers that have demonstrated the ability to make the restructured payments for a specified period of time. The Corporation’s foreclosure abatement program includes several options to reduce contractual payments. The Corporation has primarily used reduced interest rates and extended terms to lower contractual payments. In addition, the Corporation has implemented a 90-day foreclosure moratorium on all owner-occupied residential loans for customers who agree to work in good faith to reach a successful repayment agreement. The moratorium applies to loans in all the Corporation’s markets and was extended a number of times in 2009. The most recent moratorium is scheduled to expire on March 31, 2010.

The following table shows the Corporation’s renegotiated loans by type of loan at December 31, 2009 and 2008.

Major Categories of Renegotiated Loans

($ in millions)

	December 31, 2009		December 31, 2008
	Renegotiated Loans	Percent of Total Renegotiated Loans	Renegotiated Loans	Percent of Total Renegotiated Loans
Commercial Loans	$46.3	5.8%	$10.5	3.9%
Real Estate
Commercial Real Estate	90.9	11.5	9.9	3.7
Residential Real Estate	397.0	50.0	102.5	37.9
Construction and Development:
Commercial Construction	—	—	—	—
Commercial Land	1.3	0.2	—	—
Construction by Developers	3.5	0.4	18.5	6.8
Residential Land	125.6	15.8	100.3	37.1
Construction by Individuals	17.5	2.2	16.5	6.1

Construction and Development	147.9	18.6	135.3	50.0

Total Real Estate	635.8	80.1	247.7	91.6
Consumer Loans
Home Equity Loans & Lines of Credit	106.5	13.5	12.1	4.5
Other Consumer Loans	4.9	0.6	0.1	0.0

Total Consumer Loans	111.4	14.1	12.2	4.5

Total Loans	$793.5	100.0%	$270.4	100.0%

At December 31, 2009, consumer-related renegotiated loans (residential real estate, residential land, construction by individuals, home equity loans and lines of credit and other consumer loans) represented 82.1% of total renegotiated loans.

At December 31, 2009, renegotiated commercial loans amounted to $46.3 million. Approximately $40.1 million of the reported amount relates to a single loan that is included in Others in the Geographical Summary of Renegotiated Loans table presented below.

At December 31, 2009, renegotiated commercial real estate loans amounted to $90.9 million. Approximately $84.0 million of the balance included in this category was related to two commercial real estate loans that are part of one credit relationship that consists of multiple commercial real estate loans related to the lodging industry as previously discussed. The renegotiated balance related to the two commercial real estate loans are included in Others in the Geographical Summary of Renegotiated Loans table presented below.

The following table shows the geographical summary of the Corporation’s renegotiated loans at December 31, 2009 and 2008.

Geographical Summary of Renegotiated Loans

($ in millions)

	December 31, 2009		December 31, 2008
	Renegotiated Loans	Percent of Total Renegotiated Loans	Renegotiated Loans	Percent of Total Renegotiated Loans
Wisconsin	$54.2	6.8%	$13.5	5.0%
Arizona	454.8	57.3	214.6	79.4
Minnesota	30.5	3.8	10.4	3.8
Missouri	12.2	1.5	3.6	1.3
Florida	25.5	3.2	4.8	1.8
Indiana	7.5	0.9	0.8	0.3
Kansas	2.1	0.3	0.6	0.2
Others	206.7	26.2	22.1	8.2

Total	$793.5	100.0%	$270.4	100.0%

Approximately $454.8 million or 57.3% of the Corporation’s total renegotiated loans at December 31, 2009 were loans located in Arizona. Consumer-related renegotiated loans (residential real estate, residential land, construction by individuals, home equity loans and lines of credit and other consumer loans) represented 98.7% of total renegotiated loans in Arizona. Renegotiated construction and development loans in Arizona amounted to $136.6 million or 92.4% of total renegotiated construction and development loans at December 31, 2009.

After restructuring, renegotiated loans result in lower payments than originally required and therefore have a lower risk of loss due to nonperformance than loans classified as nonperforming. The Corporation’s instances of default and re-default on consumer-related renegotiated loans have been relatively low. For those consumer-related renegotiated loans that were restructured between June and December 2008, the cumulative default and re-default rate as of December 31, 2009 was approximately 19.8%. The Corporation attributes this experience to its processes used to determine a reasonable repayment program for qualified borrowers and its policy of requiring such borrowers to demonstrate the ability to make the restructured payments for a specified period of time before the loan is transferred to renegotiated status. The Corporation’s experience with renegotiated loan performance is relatively new and does not encompass an extended period of time. Irrespective of the Corporation’s procedures and policies, payment performance will continue to be adversely affected by unexpected increases in unemployment. At December 31, 2009, approximately $61.6 million of total renegotiated loans were past due 30-89 days. The Corporation expects nonaccrual loans will initially increase until the loan terms are restructured. Upon restructuring, nonaccrual loans will decline and the balance of renegotiated loans will increase. The Corporation expects the balance of renegotiated loans will continue to increase in future quarters.

Loans 90 days past due and still accruing interest amounted to $8.8 million at December 31, 2009 compared to $14.5 million at December 31, 2008 and $13.9 million at December 31, 2007.

Delinquency can be an indicator of potential problem loans and leases. At December 31, 2009, loans and leases past due 30-89 days, excluding credit card loans and student loans and loans in nonperforming status, amounted to $539.1 million or 1.22% of total loans and leases outstanding compared to $891.2 million or 1.78% of total loans and leases outstanding at December 31, 2008, a decrease of $352.1 million or 39.5%. Loans and leases past due 30-89 days, excluding credit card loans and student loans and loans in nonperforming status, amounted to $500.6 million or 1.08%

of total loans and leases at December 31, 2007. At March 31, 2009, loans and leases past due 30-89 days amounted to $1,477.0 million. Since March 31, 2009, loans and leases past due 30-89 days declined $586.7 million in the second quarter of 2009, declined $224.2 million in the third quarter of 2009 and declined $127.0 million in the fourth quarter of 2009.

In addition to its nonperforming loans and leases, the Corporation has loans and leases for which payments are presently current, but which management believes could possibly be classified as nonperforming in the near future. These loans are subject to constant management attention and their classification is reviewed on an ongoing basis. At December 31, 2009, such loans amounted to $503.6 million or 1.1% of total loans and leases outstanding compared to $880.6 million or 1.76% of total loans and leases outstanding at December 31, 2008 and $469.2 million or 1.01% of total loans and leases outstanding at December 31, 2007.

The following table presents the reconciliation of the consolidated allowance for loan and lease losses for the year ended December 31, 2009, as well as selected comparative years:

Reconciliation of Consolidated Allowance for Loan and Lease Losses ($000’s)

	2009	2008	2007	2006	2005
Allowance for Loan and Lease Losses at Beginning of Year	$1,202,167	$496,191	$420,610	$363,769	$358,110
Provision for Loan and Lease Losses	2,314,649	2,037,707	319,760	50,551	44,795
Allowance of Banks and Loans Acquired	—	32,110	11,713	45,258	—
Loans and Leases Charged-off:
Commercial	436,560	169,566	83,191	16,280	21,540
Real Estate	1,590,848	1,186,447	163,932	22,740	21,215
Personal	60,014	36,232	22,335	14,547	15,580
Leases	5,672	2,184	1,887	1,863	1,189

Total Charge-offs	2,093,094	1,394,429	271,345	55,430	59,524

Recoveries on Loans and Leases:
Commercial	19,741	7,125	6,401	6,910	11,758
Real Estate	28,698	16,440	2,876	2,685	2,742
Personal	5,828	5,237	4,259	4,247	3,069
Leases	2,481	1,786	1,917	2,620	2,819

Total Recoveries	56,748	30,588	15,453	16,462	20,388

Net Charge-offs	2,036,346	1,363,841	255,892	38,968	39,136

Allowance for Loan and Lease Losses at End of Year	$1,480,470	$1,202,167	$496,191	$420,610	$363,769

Summary of Net Charge-Offs on Loans and Leases Year Ended December 31, ($000’s)
	2009	2008	2007
Net Charge-offs:
Commercial Loans and Leases	$418,978	$162,319	$76,869
Commercial Real Estate	237,251	99,982	14,662
Residential Real Estate	354,808	38,870	4,378
Construction and Development	853,510	986,447	129,360
Home Equity Loans and Lines of Credit	116,581	44,708	12,656
Personal Loans and Leases	55,218	31,515	17,967

Total Net Charge-offs	$2,036,346	$1,363,841	$255,892

Net charge-offs amounted to $2,036.3 million or 4.26% of average loans and leases in 2009 compared to $1,363.8 million or 2.74% of average loans and leases in 2008 and $255.9 million or 0.59% of average loans and leases in 2007. The increase in net charge-offs in 2009 and 2008 related primarily to the deterioration in the performance of the

Corporation’s real estate loan portfolios. Loss severity remained elevated due to the continuing decline in collateral values. The increased volume of loan sales in 2009 compared to 2008 also accelerated the timing of net charge-offs in 2009. Net charge-offs associated with loans to bank holding companies contributed $157.8 million to the increase in commercial loan and lease net charge-offs in 2009 compared to 2008. The Corporation’s construction and development real estate loans continued to exhibit elevated levels of impairment and was the largest category of net charge-offs in 2009, 2008 and 2007. The decline in construction and development real estate loan net charge-offs in 2009 compared to 2008 reflects the offsetting trends of lower net charge-offs associated with larger commercial construction and development real estate loans and increased net charge-offs associated with consumer-related construction and development real estate loans especially residential land loans. The increase in net charge-offs in other consumer-related loans (residential real estate, home equity loans and lines of credit and personal loans) in 2009 compared to 2008 reflects the impact of the economy and the elevated levels of unemployment along with continued depressed collateral values. Net charge-offs for residential real estate and home equity loans and lines of credit in 2009 also reflect the accelerated impact on charge-offs resulting from the two bulk loan sales completed in 2009. Net charge-offs on loans located in Arizona and Florida amounted to $1,098.1 million or 53.9% of total net charge-offs for the year ended December 31, 2009.

Deteriorating conditions in the U.S. housing market became evident in the first half of 2007, accelerated sharply in the second half of the year and continued the accelerated pace in 2008 and first half of 2009. These deteriorating conditions have been fueled and extended, in part, by rising unemployment due to the recession. As a result, an increasing number of borrowers have been unable to either refinance or sell their properties and consequently have defaulted or are very close to defaulting on their loans. In this stressed housing market that has experienced elevated levels of delinquencies and volatile real estate values, the adequacy of collateral securing the loan becomes a much more important factor in determining expected loan performance. The Corporation continuously re-assessed, and continues to re-assess the timeliness and propriety of appraisals for collateral dependent loans especially in volatile real estate markets such as Arizona. The Corporation uses a variety of sources, such as recent sales of loans and sales of OREO, to validate the collateral values used to determine the amount of loss exposure at the measurement date. In many cases, rapidly declining real estate values have resulted in the determination that the collateral was insufficient to cover the recorded investment in the loan. These factors resulted in the Corporation’s loan and lease portfolio experiencing significantly higher incidences of default and a significant increase in loss severity in 2009 and 2008.

As a result of the housing downturn, real estate related loans, especially construction and development real estate loans were the primary contributors to the elevated levels of nonperforming loans and leases and net charge-offs in 2009 and 2008 as previously discussed. Real estate related loans made up the majority of the Corporation’s nonperforming loans and leases at December 31, 2009 and 2008. Historically, the Corporation’s loss experience with real estate loans has been relatively low due to the sufficiency of the underlying real estate collateral. In a stressed real estate market such as currently exists, the value of the collateral securing the loans has become one of the most important factors in determining the amount of loss incurred and the appropriate amount of allowance for loan and lease losses to record at the measurement date. The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote. However, in many cases, rapidly declining and depressed real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loan which has required significant additional charge-offs. Depressed collateral values have significantly contributed to the elevated levels of net charge-offs and the increase in the provision for loan and lease losses that the Corporation experienced over the past two years.

The amount of cumulative net charge-offs recorded on the Corporation’s nonperforming loans outstanding at December 31, 2009 was approximately $810.4 million or 52.4% of the unpaid principal balance of the affected nonperforming loans and 28.4% of the unpaid principal balance of its total nonperforming loans outstanding at December 31, 2009. These charge-offs have reduced the carrying value of these nonperforming loans and leases which reduced the allowance for loan and lease losses required at the measurement date.

Consolidated Loan and Lease Risk Profile

In determining the adequacy of the allowance for loan and lease losses, management considers a number of factors to assess the risk and determine the amount of inherent loss in the portfolio at the measurement date. The tables below present certain statistics that are indicators of credit risk by loan type and provides supplemental information that, together with the previous discussion, is intended to assist in obtaining an understanding of the current credit risks that are in each loan type.

	Commercial ($ in millions)
	December 31, 2009	% of Consolidated Total	December 31, 2008	% of Consolidated Total
Loans and Leases	$12,949.9	29.3%	$15,441.7	30.9%
Nonaccrual Loans and Leases	350.5	17.2	168.5	11.0
Renegotiated Loans	46.3	5.8	10.5	3.9
Loans and Leases Past Due 30-89 Days	56.9	8.0	56.1	5.6
Year-to-Date Net Charge-Offs (1)	419.0	20.6	162.3	11.9

(1)	Includes net charge-offs of $157.8 million related to bank holding company loans in 2009.

Commercial loans and leases are extended across many industry types that at December 31, 2009 included: manufacturing (23%), wholesale trade (14%), finance and insurance (11%), retail trade (8%), real estate (7%), construction (5%), professional (5%), management companies (4%), health care (3%), agriculture (4%) and transportation and warehousing (4%).

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

Commercial loans and leases are associated with customers located in Wisconsin (42%), Minnesota (14%), Missouri (10%), Arizona (4%), Indiana (4%), Florida (3%), Kansas (3%), and Illinois (6%).

Generally, the weak economy has resulted in commercial customers reducing expenses and paying down their debt, delaying capital expenditures and reducing working capital demand. As a result, commercial loan and lease balances have contracted in recent quarters.

Nonperforming commercial loans and leases amounted to $350.5 million at December 31, 2009 compared to $168.5 million at December 31, 2008, an increase of $182.0 million. Approximately $102.6 million of the increase was due to loans to finance companies and bank holding companies that were transferred to nonperforming status during 2009 and were outstanding at December 31, 2009. The remainder of the increase was geographically dispersed and reflects the effects of the economy. Since June 30, 2009, nonperforming commercial loans and leases declined $20.6 million in the third quarter of 2009 and declined $60.6 million in the fourth quarter of 2009.

Included in net charge-offs for the year ended December 31, 2009 were charge-offs related to loans to certain bank holding companies that amounted to $157.8 million. At December 31, 2009, loans outstanding to bank holding companies were approximately $550.1 million. The recent adverse events and exposure to these loans has been taken into consideration in the determination of the allowance for loan and lease losses.

The ratio of nonaccrual commercial loans and leases to total commercial loans and leases at December 31, 2009 was 2.71%. The average annualized net charge-offs for commercial loans and leases over the past eight quarters, based on end of period loans, was 2.0%.

	Commercial Real Estate ($ in millions)
	December 31, 2009	% of Consolidated Total	December 31, 2008	% of Consolidated Total
Loans	$13,645.9	30.9%	$12,541.5	25.1%
Nonaccrual Loans	584.9	28.6	178.3	11.7
Renegotiated Loans	90.9	11.5	9.9	3.7
Loans Past Due 30-89 Days	135.0	19.0	129.7	13.0
Year-to-Date Net Charge-Offs	237.2	11.7	100.0	7.3

Commercial real estate loans include multi-family properties and business purpose loans secured by 1-4 family residences (27%), industrial (16%), office (14%), retail (14%), farmland (6%), lodging (7%) and medical facilities (4%). Commercial real estate loans as presented do not include commercial construction and land development loans.

At December 31, 2009 business real estate loans amounted to $9.3 billion or 68% of total commercial real estate loans. Approximately 37% of the business real estate loans are owner-occupied. Owner-occupied real estate loans are generally expected to have lower levels of risk of default.

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

Commercial real estate loans are located primarily in the Midwest: Wisconsin (45%), Minnesota (12%), Missouri (8%), Illinois (4%), Kansas (3%), and Indiana (3%). Commercial real estate loans in higher risk markets include Arizona (7%) and Florida (8%).

As a result of the weak economy, the Corporation has experienced slowing in new development originations. A portion of the reported growth over the prior year represents the migration of construction loans to commercial real estate loans once construction is completed. As a result of the commercial real estate lending environment, the Corporation has provided more interim financing for post-construction loans than it has historically and expects this trend to continue until such time as the liquidity in the commercial real estate lending normalizes. Interim financing is structured to ensure a significant amount of the income generated from the commercial real estate project is used to pay interest and reduce outstanding principal.

At December 31, 2009 nonperforming commercial real estate loans consisted of business real estate loans of $410.2 million, multi-family properties and business purpose loans secured by 1-4 family residences of $159.5 million and farmland of $15.2 million. Total nonperforming commercial real estate loans amounted to $584.9 million or 4.29% of total commercial real estate loans at December 31, 2009 compared to $178.3 million or 1.42% of total commercial real estate loans at December 31, 2008, an increase of $406.6 million. Approximately $211.3 million of the increase relates to one credit relationship that consists of multiple commercial real estate loans for geographically dispersed commercial real estate investments related to the lodging industry. Of that $211.3 million, approximately $170.6 million was a transfer from renegotiated loans to nonperforming commercial real estate loans in the fourth quarter of 2009. Since June 30, 2009, nonperforming commercial real estate loans declined $49.6 million in the third quarter and increased $75.3 million in the fourth quarter. On an adjusted basis, nonperforming commercial real estate loans declined $95.3 million in the fourth quarter of 2009 compared to the third quarter of 2009 excluding the fourth quarter transfer previously discussed.

The average annualized net charge-offs for commercial real estate loans based on end of period loans was 1.7% in 2009 compared to 0.8% in 2008.

	Residential Real Estate ($ in millions)
	December 31, 2009	% of Consolidated Total	December 31, 2008	% of Consolidated Total
Loans	$4,968.9	11.2%	$5,733.9	11.4%
Nonaccrual Loans	206.1	10.1	221.8	14.5
Renegotiated Loans	397.0	50.0	102.5	37.9
Loans Past Due 30-89 Days	193.2	27.3	235.4	23.5
Year-to-Date Net Charge-Offs	354.8	17.4	38.9	2.9

The Corporation does not originate sub-prime mortgages, variable interest-only payment plans, or mortgage loans that permit negative amortization. The Corporation does not originate loans with so-called teaser interest rates that are below market rates at closing and then increase after some contractual period of time.

Residential real estate loans are concentrated in Wisconsin (33%) and Arizona (38%).

For the year ended December 31, 2009 the vast majority of new mortgage volumes were associated with re-financings due to low interest rates. The Corporation sold substantially all of its 2009 residential real estate production in the secondary market. At December 31, 2009, approximately 52% of residential real estate loans were originated after 2006, 17% were originated in 2004 and 31% were originated in 2005 and 2006.

Residential real estate loans in Arizona have elevated levels of risk. At December 31, 2009, Arizona residential real estate loans amounted to $1,908.3 million. Nonperforming residential real estate loans in Arizona amounted to $121.1 million or 6.34% of total Arizona residential real estate loans at December 31, 2009. Nonperforming residential real estate loans in Arizona represented 58.7% of total nonperforming residential real estate loans at December 31, 2009.

At December 31, 2009, Florida residential real estate loans amounted to $353.6 million. Nonperforming residential real estate loans in Florida amounted to $20.6 million or 5.84% of total Florida residential real estate loans at December 31, 2009. Nonperforming residential real estate loans in Florida represented 10.0% of total nonperforming residential real estate loans at December 31, 2009.

The ratio of nonaccrual residential real estate loans to total residential real estate loans at December 31, 2009 was 4.15%. In Wisconsin, the ratio of nonaccrual residential real estate loans to total residential real estate loans was 1.75% at December 31, 2009.

Nonperforming residential real estate loans amounted to $206.1 million at December 31, 2009 compared to $221.8 million at December 31, 2008, a decrease of $15.7 million or 7.1%. The decrease in nonperforming residential real estate loans reflects the effect of two bulk sales of nonperforming and potential nonperforming residential real estate loans that were closed in the third and fourth quarters of 2009 and the restructuring of residential real estate loans for qualified borrowers. During 2009, the Corporation sold $341.6 million of nonperforming and potential nonperforming residential real estate loans.

At December 31, 2009, approximately 58.9% of renegotiated residential real estate loans were in Arizona.

The average annualized net charge-offs for residential real estate loans in 2009 based on end of period loans was 3.0% excluding the charge-offs associated with the loan sales. The average annualized net charge-offs for residential real estate loans for 2008 based on end of period loans was 0.7%.

	Construction and Development ($ in millions)
	December 31, 2009	% of Consolidated Total	December 31, 2008	% of Consolidated Total
Loans	$5,538.9	12.5%	$9,043.3	18.1%
Nonaccrual Loans	807.4	39.5	882.0	57.8
Renegotiated Loans	147.9	18.6	135.3	50.0
Loans Past Due 30-89 Days	228.1	32.2	470.6	47.1
Year-to-Date Net Charge-Offs	853.5	41.9	986.4	72.3

The cumulative net charge-offs for construction and development loans were $1,839.9 million or 54.1% of total loan and lease cumulative net charge-offs for the two years ended December 31, 2009. The average annualized net charge-offs for construction and development loans over the past eight quarters based on end of period loans was 11.8%. Those losses were predominantly associated with construction and development loans located in Florida and Arizona. The Corporation expects that the rate of transfer of new larger construction and development loans to nonperforming status is likely to have peaked in Florida and Arizona.

The Corporation has significantly reduced the construction and development loan portfolio which, at its peak in 2007, was approximately 23% of total loans and leases outstanding. The Corporation continues to aggressively reduce the construction and development loan portfolio, particularly in Arizona. The Corporation intends to reduce its concentration in these types of loans to its corporate goal of 10% of total consolidated loans and leases. Construction and development loans were 12.5% of total consolidated loans and leases at December 31, 2009.

Nonperforming construction and development loans amounted to $807.4 million and represented 39.5% of total nonperforming loans and leases at December 31, 2009. By comparison, nonperforming construction and development loans amounted to $882.0 million and represented 57.8% of total nonperforming loans and leases at December 31, 2008. The decrease in nonperforming construction and development loans in 2009 compared to 2008 amounted to $74.6 million or 8.5%. Since March 31, 2009, nonperforming construction and development loans declined $27.1 million in the second quarter of 2009, declined $58.9 million in the third quarter of 2009 and declined $177.1 million in the fourth quarter of 2009. The decrease in nonperforming construction and development loans was primarily due to reduced levels of new nonperforming loans, loan sales and charge-offs. The reduced levels of new nonperforming loans reflects the decline in volume of new larger construction loans transferring to nonperforming status, especially in Florida and Arizona.

Construction and development loans in Arizona amounted to $1,382.2 million or 25.0% of total construction and development loans at December 31, 2009. Nonperforming construction and development loans in Arizona amounted to $235.4 million or 17.0% of total construction and development loans in Arizona and 29.2% of total nonperforming construction and development loans at December 31, 2009. Nonperforming residential land loans in Arizona represented 51.1% of total nonperforming construction and development loans in Arizona at December 31, 2009.

	Consumer ($ in millions)
	December 31, 2009	% of Consolidated Total	December 31, 2008	% of Consolidated Total
Loans and Leases	$7,114.0	16.1%	$7,224.1	14.5%
Nonaccrual Loans and Leases	95.9	4.6	76.4	5.0
Renegotiated Loans	111.4	14.1	12.2	4.5
Loans and Leases Past Due 30-89 Days	95.3	13.5	107.8	10.8
Year-to-Date Net Charge-Offs	171.8	8.4	76.2	5.6

The majority of consumer loans and leases are home equity loans and lines of credit which amounted to $4.7 billion at December 31, 2009. Home equity lines of credit represented 58% and home equity loans represented 42% of total home equity loans and lines of credit at December 31, 2009. Approximately 45% of home equity loans and lines of credit are secured by first mortgages. At December 31, 2009 home equity lines of credit outstanding (amount drawn) represented approximately 60% of the total lines of credit outstanding compared to a three year average of 55.6%. During 2005 and 2006, when the real estate market values were at a peak, the majority of the Corporation’s originations were sold.

The largest geographic concentration of home equity loans and lines of credit is in Wisconsin (36%) with the remainder geographically dispersed.

The average annualized net charge-offs for home equity loans and lines of credit in 2009 based on end of period loans was 2.4%. The average annualized net charge-offs for home equity loans and lines of credit in 2008 based on end of period loans was 0.9%.

Credit card loans amounted to $292.8 million or 0.7% of total loans and leases at December 31, 2009. Credit cards are not a significant component of the Corporation’s loan and lease portfolio.

The following table presents the allocation of the consolidated allowance for loan and lease losses at December 31, 2009, as well as selected comparative years:

Allocation of the Allowance for Loan and Lease Losses ($000’s)

	December 31, 2009		December 31, 2008		December 31, 2007
	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases
Balance at end of period applicable to:
Commercial, Financial & Agricultural	$287,402	28.2%	$183,194	29.8%	$205,258	29.8%
Real Estate
Residential Mortgage	690,316	27.1	599,882	29.6	46,755	30.6
Commercial Mortgage	448,551	38.2	364,723	35.2	185,601	34.7
Personal	51,718	5.1	46,716	3.9	26,889	3.3
Lease Financing	2,483	1.4	7,652	1.5	31,688	1.6

Total	$1,480,470	100.0%	$1,202,167	100.0%	$496,191	100.0%

	December 31, 2006		December 31, 2005
	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases
Balance at end of period applicable to:
Commercial, Financial & Agricultural	$251,475	28.7%	$222,078	28.0%
Real Estate
Residential Mortgage	20,454	31.9	12,921	34.9
Commercial Mortgage	83,510	34.2	63,813	30.5
Personal	18,434	3.5	24,153	4.7
Lease Financing	46,737	1.7	40,804	1.9

Total	$420,610	100.0%	$363,769	100.0%

Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $2,314.6 million in 2009. By comparison, the provision for loan and lease losses amounted to $2,037.7 million and $319.8 million in 2008 and 2007, respectively. The provision for loan and lease losses is the amount required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries. The ratio of the allowance for loan and lease losses to total loans and leases was 3.35% at December 31, 2009 compared to 2.41% at December 31, 2008 and 1.07% at December 31, 2007.

While the direction of nonperforming and potential nonperforming loans and leases may be an indication of stabilization in some geographies and markets, management is only cautiously optimistic. Management recognizes the economic recovery remains fragile, unemployment remains elevated and real estate markets remain relatively unstable. Therefore, it may be too early to expect that this recent experience is indicative of the start of a sustainable longer-term trend.

Management expects the prevailing economic and difficult real estate market conditions will last well into 2010 in many of the Corporation’s markets. Nonperforming asset balances are expected to remain elevated. Management believes that the level of new larger construction loans placed on nonperforming status likely have peaked especially in Arizona and Florida. The slow pace of economic recovery and lingering levels of elevated unemployment have resulted in increased stress in consumer loans, particularly residential real estate loans and home equity loans and lines of credit. Based on these factors, the amount of new consumer loans that go into nonperforming status is expected to increase. As a result of these offsetting trends, total new nonperforming loans and leases may continue to stabilize or decrease as they did in the second half of 2009.

Currently, management does not expect that the provision for loan and lease losses and net charge-offs reported in 2009 is indicative of the provision for loan and lease losses and net charge-offs that will be reported in 2010. However, the level of net charge-offs and the recorded allowance for loan and lease losses are based on management’s best estimate of the losses incurred at the measurement date. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated. Rapidly changing collateral values, general economic conditions and numerous other factors continue to create volatility in the housing markets and continue to increase the possibility that additional losses may have to be recognized with respect to the Corporation’s current nonperforming assets. In addition, an event that would curtail economic recovery or result in further deterioration in the economy and national housing markets would likely result in an increase in the amount of nonperforming assets, net charge-offs and provisions for loan and lease losses reported in future quarters. Due to the uncertainty caused by the state of the economy and real estate markets, the elevated levels of unemployment, and numerous other unknown factors that will ultimately affect the timing and amount of nonperforming assets, net charge-offs and the provision for loan and lease losses, it is difficult to develop reliable expectations about nonperforming assets, net charge-offs and provisions for loan and lease losses that will be recognized in 2010.

The Corporation will continue to proactively manage its problem loans and nonperforming assets and be aggressive to isolate, identify and assess its underlying loan and lease portfolio credit quality. The Corporation will continue to employ strategies, such as selective sales of nonperforming loans and restructuring loans to qualified borrowers, to mitigate its loss exposure. Construction and development loans tend to be more complex and may take more time to attain a satisfactory resolution. Depending on the facts and circumstances, acquiring real estate collateral in partial or total satisfaction of problem loans may continue to be the best course of action to take in order to mitigate the Corporation’s exposure to loss.

Other Income

Total other income amounted to $915.6 million in 2009 compared to $748.1 million in 2008, an increase of $167.5 million or 22.4%. Total other income in 2009 included gains of $99.4 million from the termination of debt and net investment securities gains of $121.8 million. Those gains were offset by losses of $40.9 million from write-downs associated with loans available for sale (other than mortgage loans originated for sale).

Wealth management revenue was $265.1 million in 2009 compared to $282.2 million in 2008, a decrease of $17.1 million or 6.0%. Wealth management revenue is affected by market volatility and direction. Equity market volatility along with downward pressure in the equity markets resulted in lower wealth management revenue in 2009 compared to 2008. However, expanding sales, enhanced investment products and investment performance resulted in linked quarter revenue growth in each quarter throughout 2009. A full year of revenue attributable to the December 3, 2008 acquisition of a majority equity interest in TCH and revenue from the May 27, 2009 acquisition of the investment team and managed accounts of Delta amounted to approximately $11.2 million in 2009. Assets under management (“AUM”) were $32.9 billion at December 31, 2009 compared to $30.4 billion at December 31, 2008, an increase of $2.5 billion or 8.4%. Assets under administration (“AUA”) increased by $17.9 billion or 17.2% and amounted to $122.3 billion at December 31, 2009 compared to $104.4 billion at December 31, 2008. Sales pipelines are expanding, especially in institutional businesses, which include retirement services, not-for-profit and outsourcing.

Service charges on deposits amounted to $136.6 million in 2009 compared to $146.2 million in 2008, a decrease of $9.6 million or 6.6%. A portion of this source of fee income is sensitive to changes in interest rates. During 2009, the Corporation used competitive pricing in the form of earnings credits to encourage customers to maintain higher deposit balances which resulted in lower fee income.

Total mortgage banking revenue was $48.3 million in 2009 compared with $26.0 million in 2008, an increase of $22.3 million or 85.6%. The Corporation has been utilizing the secondary market for the increase in demand for fixed rate mortgages primarily associated with refinancing activities. During 2009, the Corporation sold $3.1 billion of residential mortgage and home equity loans to the secondary market. During 2008, the Corporation sold $1.4 billion of residential mortgage and home equity loans to the secondary market. The retained interests in the form of mortgage servicing rights in 2009 and 2008 were not material and at December 31, 2009, the carrying value of mortgage servicing rights was insignificant.

Net investment securities gains amounted to $121.8 million in 2009 compared to $17.2 million in 2008. During 2009, the Corporation recorded a gain of $35.4 million from the sale of Visa Class B Stock. Also during 2009, the Corporation sold U.S. government agency securities with a principal amount of approximately $1.9 billion, resulting in a gain of $85.6 million. During 2008, in conjunction with the Visa IPO, 38.7% of the Class B Visa common stock owned by the Corporation was redeemed. The gain from the redemption amounted to $26.9 million. During 2008, the Corporation recognized an other than temporary loss on an investment in a small-business lending venture. That loss amounted to $10.0 million.

BOLI revenue amounted to $39.0 million in 2009 compared to $35.9 million in 2008, an increase of $3.1 million or 8.6%. Despite lower crediting rates due to the interest rate environment in 2009, higher death benefit gains and no stable value adjustment resulted in the revenue growth in 2009 compared to 2008.

Certain BOLI policies have a stable value agreement through either a large, well-rated bank or multi-national insurance carrier that provides limited cash surrender value protection from declines in the value of each policy’s underlying investments. During the fourth quarter of 2008, the value of the investments underlying one of the Corporation’s BOLI policies declined significantly due to disruptions in the credit markets, widening of credit spreads and illiquidity in the securities market. These factors caused the decline in the cash surrender value to exceed the protection provided by the stable value agreement. As a result of exceeding the cash surrender value protection, the Corporation recorded a loss of $11.8 million in 2008 to reflect the change in cash surrender value related to the affected BOLI policy. The cash surrender value of this BOLI policy was $238.3 million at December 31, 2008. The cash surrender value of this policy increased throughout 2009 as a result of the improvement in market conditions related to the policy’s underlying investments. At December 31, 2009, the cash surrender value protection had not been exceeded for any BOLI policies.

Beginning in the fourth quarter of 2008 and throughout 2009, the Corporation re-acquired and extinguished debt that had been reported as long-term borrowings in the Consolidated Balance Sheets. The debt consisted of various senior and subordinated bank notes issued by the Corporation and its wholly-owned subsidiary, M&I Marshall & Ilsley Bank (“M&I Bank”). Small blocks of various bank notes were acquired in individual transactions in 2008 and 2009. In addition, a $400 million public tender for M&I Bank’s senior and subordinated bank notes was completed in 2009. During 2009, the Corporation re-acquired and extinguished $1,285.7 million of debt at a gain of $99.4 million. During 2008, the Corporation re-acquired and extinguished $169.2 million of debt at a gain of $14.7 million.

OREO income primarily consists of gains from the sale of OREO and amounted to $14.2 million in 2009 compared to $9.0 million in 2008, an increase of $5.2 million. The carrying value of OREO properties sold amounted to $322.8 million in 2009 compared to $93.2 million in 2008.

Other noninterest income amounted to $191.2 million in 2009 compared to $216.9 million in 2008, a decrease of $25.7 million or 11.9%. Write-downs associated with loans available for sale (other than mortgage loans originated for sale) are reported as a reduction in other income in the Consolidated Statements of Income and amounted to $40.9 million for the year ended December 31, 2009.

2008 Compared to 2007

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

Wealth management revenue was $282.2 million in 2008 compared to $262.8 million in 2007, an increase of $19.4 million or 7.4%. A full year of revenue attributable to the April 20, 2007 acquisition of North Star Financial Corporation and revenue from the December 3, 2008 acquisition of a majority equity interest in TCH contributed approximately $3.7 million to the growth in wealth management revenue in 2008 compared to 2007. AUM was $30.4 billion at December 31, 2008 compared to $25.7 billion at December 31, 2007, an increase of $4.7 billion or 18.3%. AUA decreased by $1.3 billion or 1.2% and amounted to $104.4 billion at December 31, 2008 compared to $105.7 billion at December 31, 2007. Both AUM and AUA at December 31, 2008 include the impact of the TCH acquisition which contributed $7.3 billion to the reported AUM and AUA at year-end 2008. Average AUM for the year ended December 31, 2008 excluding TCH was relatively unchanged compared to average AUM for the year ended December 31, 2007. Average AUA for the year ended December 31, 2008 excluding TCH was also relatively unchanged compared to average AUA for the same period in 2007. Excluding TCH, the contraction in period-end AUM and AUA reflects the effect of certain expected balance drawdowns as well as the impact of the downturn in the equity markets. The market environment resulted in slower revenue growth. However, sales and pipelines remained stable in 2008. Revenue from operations outsourcing services and securities lending grew in 2008.

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

BOLI revenue amounted to $35.9 million in 2008 compared to $37.7 million in 2007, a decrease of $1.8 million or 4.8%. During the second half of 2007, the Corporation purchased $286.6 million of additional BOLI. That purchase along with BOLI acquired in the banking acquisitions increased BOLI revenue in 2008 compared to 2007 by approximately $10.0 million. As previously discussed, during the fourth quarter of 2008 the Corporation recorded a loss of $11.8 million to reflect the decrease in cash surrender value of one of its BOLI policies due to the decline in value of the investments underlying the policy in excess of the protection provided by the stable value agreement.

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

Other Expense

Total other expense in 2009 amounted to $1,577.8 million compared to $2,993.2 million in 2008, a decrease of $1,415.4 million.

Total other expense in 2008 included approximately $1,568.6 million of expenses that did not occur in 2009. Those expenses included a $1,535.1 million goodwill impairment charge, unexpected losses and charges related to market disruption events in the amount of $45.7 million and the reversal of a litigation accrual associated with Visa in the amount of $12.2 million. Total other expense adjusted for the items previously discussed amounted to $1,424.6 million for 2008. Total other expense in 2009 increased $153.2 million or 10.8% when compared to the adjusted expense of $1,424.6 million for 2008.

In 2009, the Corporation continued to experience elevated levels and an increase in operating expenses associated with credit and collection and increased expenses associated with the acquisition, valuation and holding of OREO properties. The Corporation estimates that the expense associated with collection efforts and carrying nonperforming assets amounted to $228.4 million in 2009 compared to $112.2 million in 2008, an increase of $116.2 million.

A FDIC special assessment related to insurance on deposits and the increased expense related to regular insurance premiums for insurance on deposits resulted in $90.7 million of the increase in total other expense in 2009 compared to 2008.

Reduced severance expense, lower provisions for unfunded commitments and lower other credit-related expenses decreased total other expense in 2009 compared to 2008 by $15.9 million.

The Corporation estimates that its expense savings in 2009 compared to 2008, excluding the effect of the items previously discussed, was approximately $37.7 million or 3.0%. The estimated expense decline after excluding these items reflects in part lower incentive compensation, the impact of the expense reduction initiatives announced in the fourth quarter of 2008, and the Corporation’s ongoing commitment to prudent expense management.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic. The efficiency ratio is calculated by dividing total other expense by the sum of total other income (including private equity-related investment gains but excluding other securities gains and losses) and net interest income FTE. The Corporation’s efficiency ratios for the years ended December 31, 2009, 2008 and 2007 were:

	Year Ended December 31,
	2009	2008	2007
Efficiency Ratio	65.8%	117.8%	56.0%

The Corporation’s 2009 efficiency ratio statistic was adversely impacted by elevated levels of provisions for loss exposures associated with unfunded loan commitments, write-downs associated with loans available for sale (other than mortgage loans originated for sale), the FDIC special assessment and severance. Conversely, the Corporation’s 2009 efficiency ratio statistic was positively impacted by the previously discussed gains on termination of debt. The net effect of these items was an increase in the Corporation’s 2009 efficiency ratio statistic by approximately 0.9%.

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

The Corporation estimates that the operating expenses associated with collection efforts and carrying nonperforming assets, net of OREO income, increased the Corporation’s 2009 efficiency ratio statistic by approximately 9.3%. By comparison, the operating expenses associated with collection efforts and carrying nonperforming assets, net of OREO income, increased the Corporation’s 2008 efficiency ratio statistic by approximately 4.2% and increased the Corporation’s 2007 efficiency ratio statistic by approximately 0.8%.

Salaries and employee benefits expense amounted to $690.8 million in 2009 compared to $723.2 million in 2008, a decrease of $32.4 million or 4.5%. Salaries and employee benefits expense associated with credit and collection efforts increased $4.7 million in 2009 compared to 2008. Included in salaries and employee benefit expense for the years ended December 31, 2009 and 2008 was severance expense of $5.8 million and $8.7 million, respectively. The number of full-time equivalent employees decreased approximately 6.8% at December 31, 2009 compared to December 31, 2008. Salaries and employee benefits expense for incentive commissions and incentive compensation decreased $20.3 million in 2009 compared to 2008.

Net occupancy and equipment expense amounted to $135.7 million in 2009 compared to $126.9 million in 2008, an increase of $8.8 million or 7.0%. The increase reflects the effect of a full year of expense for the de novo branch expansion activity completed in 2008 and six new de novo branches completed in 2009.

Software, processing, supplies, printing, postage and delivery expenses amounted to $196.2 million in 2009 compared to $198.8 million in 2008, a decrease of $2.6 million or 1.3%.

FDIC insurance premiums on deposits increased $90.7 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Included in the increase is the Corporation’s FDIC special assessment of $29.3 million in 2009 related to insurance on deposits.

Professional services fees amounted to $91.4 million in 2009 compared to $72.0 million in 2008, an increase of $19.4 million or 26.8%. Increased legal fees and other professional fees associated with problem loans contributed approximately $13.1 million to the expense growth in 2009 compared to 2008. Consulting fees associated with updating certain internal systems also contributed to the increase in professional services fees in 2009 compared to 2008.

Amortization of intangibles amounted to $23.4 million in 2009 compared to $24.3 million in 2008. Amortization of intangibles decreased $0.9 million in 2009 compared to 2008. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The Corporation has elected to perform its annual test for goodwill impairment as of June 30th. As a result of performing the annual test in 2009, the Corporation determined that the recorded goodwill was not impaired. There have been no events since the annual test to indicate that it is more likely than not that the recorded goodwill had become impaired.

OREO expenses amounted to $181.6 million in 2009 compared to $83.2 million in 2008, an increase of $98.4 million. Approximately $75.0 million of the increase from 2008 to 2009 was due to valuation write-downs and losses on dispositions, which reflects both the increased levels of foreclosed properties and the rapid decline in real estate values. Approximately $23.4 million of the increase for the year ended December 31, 2009 compared to the year ended December 31, 2008 reflects the cost of acquiring and holding the increased levels of foreclosed properties. The Corporation expects higher levels of expenses associated with acquiring and holding foreclosed properties will continue in the future. Valuation write-downs and losses on dispositions will depend on real estate market conditions.

Other noninterest expense amounted to $150.7 million in 2009 compared to $212.3 million in 2008, a decrease of $61.6 million or 29.0%. The market disruption resulted in unexpected losses and charges in the Corporation’s Wealth Management segment that increased other expense by $45.7 million in 2008. Provisions for loss exposures associated with unfunded commitments, other credit-related charges and residual write-downs associated with direct financing leases reduced other noninterest expense by $13.0 million in 2009 compared to 2008. Other noninterest expense in 2008 includes the reversal of $12.2 million related to the Visa litigation.

2008 Compared to 2007

Total other expense amounted to $2,993.2 million in 2008 compared to $1,312.0 million in 2007, an increase of $1,681.2 million or 128.1%.

Total other expense in 2008 included $1,604.2 million of expenses that constituted the majority of this increase. Goodwill impairment accounted for $1,535.1 million of the increase in other expense. Market disruptions resulted in unexpected losses and charges in the Corporation’s Wealth Management segment that amounted to $45.7 million for the year ended December 31, 2008. During 2008, the Corporation incurred increased provisions for loss exposures associated with unfunded loan commitments and other credit-related liabilities that amounted to $22.0 million for the year ended December 31, 2008. As a result of higher gas prices earlier in the year, total other expense in 2008 included residual write-downs of $4.9 million associated with direct financing consumer vehicle leases. During the fourth quarter of 2008, the Corporation recorded $8.7 million for severance expense associated with a corporate-wide reduction in force. During 2008, Visa established an escrow for certain litigation matters from the proceeds of its IPO. As a result, the Corporation reversed part of its litigation accruals that were originally recorded in 2007 due to the Corporation’s membership interests in Visa. The amount reversed was equal to the Corporation’s pro rata share of the funded escrow. Included in total other expense in 2008 is the reversal of $12.2 million related to the Visa litigation matters.

Throughout 2008, the Corporation experienced elevated levels of operating expenses due to the increase in expense associated with collection efforts and carrying nonperforming assets. The Corporation estimates that the expense associated with collection efforts and carrying nonperforming assets increased by approximately $93.0 million in 2008 compared to 2007.

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

The Corporation estimates that its expense growth in 2008 compared to 2007, excluding the effect of the items previously discussed was approximately $62.7 million or 5.5%.

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

FDIC insurance premiums on deposits amounted to $17.3 million for the year ended December 31, 2008 compared to $4.0 million for the year ended December 31, 2007, an increase of $13.3 million.

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

The Intangibles—Goodwill and Other Topic of the Codification, adopts an aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated and is referred to as reporting units. A reporting unit is an operating segment as defined by the Segment Reporting Topic of the Codification, or one level below an operating segment.

The Intangibles—Goodwill and Other Topic of the Codification provides guidance for impairment testing of goodwill and intangible assets that are not amortized. Other than goodwill, the Corporation does not have any other intangible assets that are not amortized. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The Corporation has elected to perform its annual test for goodwill impairment as of June 30th.

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

Losses on termination of debt amounted to $83.7 million in 2007. During 2007, the Corporation called the $200 million 7.65% junior subordinated deferrable interest debentures and the related M&I Capital Trust A 7.65% trust preferred securities. The loss on these transactions, which was primarily due to the contractual call premium, amounted to $9.5 million. The Corporation also terminated $1,000 million PURS in 2007. The loss on the termination of the PURS, which was primarily the cost of purchasing the right to remarket the PURS through 2016, amounted to $74.2 million.

OREO expenses amounted to $83.2 million in 2008 compared to $8.2 million in 2007, an increase of $75.0 million. Approximately $57.1 million of the increase in 2008 compared to 2007 was due to valuation write-downs and losses on disposition which reflects both the increased levels of foreclosed properties and the rapid decline in real estate values during 2008. Approximately $17.9 million of the increase in 2008 compared to 2007 reflects the costs of acquiring and holding the increased levels of foreclosed properties.

Other noninterest expense amounted to $212.3 million in 2008 compared to $182.6 million in 2007, an increase of $29.7 million or 16.3%.

Other noninterest expense in 2008 included the impact of the financial market disruption during the year. The market disruption resulted in unexpected losses and charges in the Corporation’s Wealth Management segment that increased other expense by $45.7 million in 2008 compared to 2007. The Lehman Brothers bankruptcy in the third quarter of 2008 resulted in losses from a failed securities lending transaction and other than temporary impairment on investments in Lehman Brothers debt securities that are subject to credit support agreements issued by the Corporation.

Increased provisions for losses associated with unfunded loan commitments and other credit-related liabilities accounted for $22.0 million of the increase in other noninterest expense in 2008 compared to 2007. Historically, the Corporation’s loss exposure with respect to these items has been relatively low. The credit evaluation of the customer, collateral requirements and the ability to access collateral is generally similar to that for loans. Many customers were directly or indirectly affected by the stress and deterioration of the national real estate markets. Total other noninterest expense in 2008 included residual write-downs of $4.9 million associated with direct financing leases of SUVs and pick-up trucks.

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

Other noninterest expense adjusted for the items previously discussed amounted to $140.4 million in 2008 compared to $130.1 million in 2007, an increase of $10.3 million or 7.9%.

Income Tax Provision

The benefit for income taxes amounted to $637.2 million or 45.7% of the pre-tax loss for the year ended December 31, 2009. The benefit for income taxes amounted to $459.5 million or 18.4% of the pre-tax loss for the year ended December 31, 2008. The provision for income taxes from continuing operations was $213.6 million for the year ended December 31, 2007. The effective tax rate in 2007 was 29.9%.

During 2009, the State of Wisconsin passed legislation that requires combined reporting for state income tax purposes effective January 1, 2009. As a result, the Corporation recorded an additional income tax benefit of $51.0 million to recognize certain state deferred tax assets, which included the reduction of a valuation allowance for Wisconsin net operating losses. Also during 2009, the Corporation recorded an additional tax benefit of $18.0 million that was primarily due to the favorable resolution of a tax matter associated with the issuance of stock in 2002.

The effective tax rate in 2008 reflects, in part, the effect of the goodwill impairment charge. Approximately $1,402.1 million of the goodwill impairment charge was not deductible for income tax purposes.

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

Liquidity and Capital Resources

Total consolidated equity was $7.0 billion or 12.2% of total consolidated assets at December 31, 2009, compared to $6.3 billion or 10.1% of total consolidated assets at December 31, 2008.

On October 27, 2009, the Corporation announced the closing of its public offering of 156.4 million shares of its common stock at $5.75 per share. The 156.4 million shares included 20.4 million shares issued pursuant to an option granted to the underwriters by the Corporation, which was exercised in full. The proceeds, net of underwriting discounts and commissions and offering expenses, from the issuance of shares in this public offering amounted to $863.1 million.

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

The Corporation also sold on an at-the-market basis 670,300 shares of its common stock resulting in proceeds of $4.5 million, net of fees and commissions and offering expenses, during the second quarter of 2009.

The Corporation used the net proceeds of these offerings for general corporate purposes that included contributions of some portion of the net proceeds to the capital of its subsidiaries, which used these contributions for their general corporate purposes. The Corporation also used a portion of the net proceeds of these offerings to repurchase portions of its outstanding indebtedness as previously discussed.

During 2009, the Corporation issued 1,409,358 shares of its common stock for $6.9 million to fund its obligation under its employee stock purchase plan (the “ESPP”). For the year ended December 31, 2008, the Corporation issued 579,111 shares of its common stock for $8.5 million to fund its obligation under the ESPP.

As one of the steps to preserve its strong capital base, the Corporation reduced the quarterly common stock cash dividend to $0.01 per share in 2009.

Shareholders’ equity at December 31, 2008 includes the effect of certain common stock issuances during the year. In 2008, the Corporation issued 4,863,221 shares of the Corporation’s common stock valued at $64.0 million, or $13.16 per share to acquire a majority equity interest in TCH.

On November 14, 2008, as part of the Corporation’s participation in the CPP, the Corporation entered into a Letter Agreement with the UST. Pursuant to the Securities Purchase Agreement—Standard Terms (the “Securities Purchase Agreement”) attached to the Letter Agreement, the Corporation sold 1,715,000 shares of the Corporation’s Senior Preferred Stock, having a liquidation preference of $1,000 per share, for a total price of $1,715 million. The Senior Preferred Stock qualifies as Tier 1 capital and pay cumulative compounding dividends at a rate of 5% per year for the first five years and 9% per year thereafter.

Under the terms of the Securities Purchase Agreement, except as described below, the Corporation may not redeem the Senior Preferred Stock during the first three years that it is outstanding. After the first three years, the Corporation may redeem shares of the Senior Preferred Stock for the per share liquidation preference of $1,000 plus any accrued and unpaid dividends. The Corporation is permitted, subject to regulatory approval, to redeem in whole or in part the Senior Preferred Stock during the first three years only if (a) it has received aggregate gross proceeds of not less than $428.75 million from one or more “Qualified Equity Offerings” (as defined in the Securities Purchase Agreement), and (b) the aggregate redemption price of the Senior Preferred Stock redeemed does not exceed the aggregate net proceeds received by the Corporation from any such Qualified Equity Offerings.

The Corporation received a total of $1,419.4 million in aggregate net proceeds from the common stock offerings in 2009, which met the requirements for Qualified Equity Offerings. Any repurchase of the Senior Preferred Stock would be contingent upon the determination of the Board of Directors that such repurchase is in the best interests of the Corporation and its shareholders. Furthermore, any repurchase of the Senior Preferred Stock would be subject to consultation with and approval by the Corporation’s banking regulators. To the extent the Corporation seeks such approval, there can be no assurance that such approval will be granted.

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

Preferred dividends accrued and discount accretion on the Senior Preferred Stock amounted to $100.2 million for the year ended December 31, 2009. Preferred dividends paid on the Senior Preferred Stock amounted to $86.0 million for the year ended December 31, 2009.

The Corporation had a Stock Repurchase Program under which up to 12 million shares of the Corporation’s common stock can be repurchased annually. As a result of the restrictions contained in the Securities Purchase Agreement, the Corporation allowed the Stock Repurchase Program to expire and did not reconfirm the Stock Purchase Program for 2009. During the first quarter 2008, the Corporation acquired 4,782,400 shares of its common stock in open market share repurchase transactions under the Stock Repurchase Program. Total cash consideration amounted to $124.9 million.

At December 31, 2009, the net loss in accumulated other comprehensive income amounted to $51.3 million which represents a positive change in accumulated other comprehensive income of $106.6 million since December 31, 2008. Net accumulated other comprehensive income associated with available for sale investment securities was a net loss of $13.0 million at December 31, 2009, compared to a net loss of $57.1 million at December 31, 2008, resulting in a net gain of $44.1 million over the twelve month period. The unrealized loss associated with the change in fair value of the Corporation’s derivative financial instruments designated as cash flow hedges decreased $58.5 million since December 31, 2008, resulting in a net increase in shareholders’ equity. The accumulated other comprehensive income which represents the amount required to adjust the Corporation’s postretirement health benefit liability to its funded status amounted to an unrealized gain of $5.8 million as of December 31, 2009.

Federal and state banking laws place certain restrictions on the amount of dividends and loans which a bank may make to its parent company. Such restrictions have not had, and are not expected to have, any material effect on the Corporation’s ability to meet its cash obligations.

At December 31, 2009, the Corporation’s Tier 1 regulatory capital ratio was 11.11% or $2.5 billion in excess of well capitalized under the Federal Reserve Board’s regulatory framework. To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%. The Corporation’s Tier 1 regulatory capital ratio at December 31, 2009 includes the impact of the two underwritten public offerings of its common stock completed in 2009, plus the at-the-market offerings as previously discussed.

The Corporation manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation’s own cash requirements are met. The Corporation maintains liquidity by obtaining funds from several sources.

Average other short-term investments amounted to $1.3 billion during 2009 compared to $0.2 billion in 2008, an increase of $1.1 billion. At the present time, other short-term investments represent the Corporation’s most readily available source of liquidity. This source of liquidity reflects management’s decision to maintain higher levels of liquid assets.

Another readily available source of liquidity to the Corporation is its investment portfolio. Investment securities available for sale, which totaled $7.1 billion at December 31, 2009, represent a highly accessible source of liquidity. The Corporation’s portfolio of held-to-maturity investment securities, which totaled $0.1 billion at December 31, 2009, provides liquidity from maturities and interest payments.

Depositors within M&I’s defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) averaged $25.4 billion in 2009. The Corporation’s banking affiliates may also access the Federal funds markets, the Federal Reserve’s Term Auction Facility or utilize collateralized borrowings such as treasury demand notes, FHLB advances, agricultural mortgage backed notes or other forms of collateralized borrowings.

The Corporation’s banking affiliates may use wholesale deposits, which include foreign (Eurodollar) deposits. Wholesale deposits, which averaged $11.0 billion in 2009, are deposits generated through distribution channels other than the Corporation’s own banking branches. Average brokered and institutional certificates of deposit represented 67.6% of total average wholesale deposits in 2009. The weighted average remaining term of outstanding brokered and institutional certificates of deposit at December 31, 2009 was 12.0 years. These deposits allow the Corporation’s banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional. Access to wholesale deposits also provides the Corporation with the flexibility not to pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels.

The Corporation and/or M&I Bank may repurchase or redeem its outstanding debt securities from time to time, including, without limitation, senior and subordinated global bank notes, medium-term corporate notes, MiNotes or junior subordinated deferrable interest debentures and the related trust preferred securities. Such repurchases or redemptions may be made in open market purchases, in privately negotiated transactions or otherwise for cash or other consideration. Any such repurchases or redemptions will be made on an opportunistic basis as market conditions permit and are dependent on the Corporation’s liquidity needs, compliance with any contractual or indenture restrictions and regulatory requirements and other factors the Corporation deems relevant. During 2009, the Corporation re-acquired and extinguished $1,285.7 million of debt. The debt consisted of various bank notes issued by the Corporation and its wholly-owned subsidiary, M&I Bank.

The market impact of the recession and deterioration in the national real estate markets has resulted in a decline in market confidence and a subsequent strain on liquidity in the financial services sector. However, the sales of common stock issued in financing transactions during 2009 and participation in the CPP in 2008 provided the Corporation with $3.1 billion in cash and significantly increased its regulatory and tangible capital levels. Management expects that it will continue to make use of a wide variety of funding sources, including those that have not shown the levels of stress demonstrated in some of the national capital markets. Notwithstanding the current national capital market impact on the cost and availability of liquidity, management believes that it has adequate liquidity to ensure that funds are available to the Corporation and each of its banks to satisfy their cash flow requirements. However, if capital markets deteriorate more than management currently expects, the Corporation could experience stress on its liquidity position.

M&I Bank has implemented a global bank note program that permits it to issue up and sell up to a maximum of US$13.0 billion aggregate principal amount (or the equivalent thereof in other currencies) at any one time outstanding of its senior global bank notes with maturities of seven days or more from their respective date of issue and subordinated global bank notes with maturities more than five years from their respective date of issue. The notes may be fixed rate or floating rate and the exact terms will be specified in the applicable Pricing Supplement or the applicable Program Supplement. This program is intended to enhance liquidity by enabling M&I Bank to sell its debt instruments in global markets in the future without the delays that would otherwise be incurred. At December 31, 2009, approximately $10.4 billion of new debt could be issued under M&I Bank’s global bank note program.

Total bank notes outstanding at December 31, 2009 amounted to $3.1 billion of which $1.6 billion is subordinated. A portion of the subordinated bank notes qualifies as supplementary capital for regulatory capital purposes.

During the second quarter of 2008, the Corporation filed a shelf registration statement with the Securities and Exchange Commission enabling the Corporation to issue up to 6.0 million shares of its common stock, which may be offered and issued from time to time in connection with acquisitions by the Corporation and/or other consolidated subsidiaries of the Corporation. At December 31, 2009, approximately 1.14 million shares of the Corporation’s common stock could be issued under the shelf registration statement for future acquisitions.

During the fourth quarter of 2007, the Corporation field a shelf registration statement pursuant to which the Corporation may issue corporate debt and/or equity securities with a relatively short lead time, subject to market conditions, and which may be used to register resales of securities acquired by shareholders in transactions exempt from registration under federal securities laws.

Contractual Obligations

The following table summarizes the Corporation’s more significant contractual obligations at December 31, 2009. Excluded from the following table are a number of obligations to be settled in cash. These items are reflected in the Corporation’s consolidated balance sheet and include deposits with no stated maturity, trade payables, accrued interest payable and derivative payables that do not require physical delivery of the underlying instrument.

		Payments Due by Period ($ in millions)
Contractual Obligations	Note Ref	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Certificate of Deposit and Other Time Deposit Obligations	(1)	$15,538.3	$5,734.3	$2,465.2	$1,851.2	$5,487.6
Short-term Debt Obligations	(2)	1,120.1	1,120.1	—	—	—
Long-term Debt Obligations	(3)	7,131.0	996.7	2,803.8	1,360.6	1,969.9
Minimum Operating Lease Obligations		213.5	30.9	53.7	44.3	84.6
Obligations to Purchase Foreign Currencies	(4)	403.5	403.5	—	—	—
Purchase Obligations—Facilities (Additions, Repairs and Maintenance)		4.3	4.3	—	—	—
Purchase Obligations—Technology		306.2	104.1	202.0	0.1	—
Purchase Obligations— Other		4.5	2.4	1.8	0.3	—
Other Obligations:
Unfunded Investment Obligations	(5)	16.1	9.5	4.8	1.5	0.3
Defined Contribution
Benefit Obligations	(6)	37.8	37.8	—	—	—
Health and Welfare Benefits	(7)	—	—	—	—	—

Total		$24,775.3	$8,443.6	$5,531.3	$3,258.0	$7,542.4

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

As of December 31, 2009, the Corporation has unrecognized tax benefits that if recognized, would impact the annual effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the Contractual

Obligations table. See Note 19 in Notes to Consolidated Financial Statements for further information regarding the Corporation’s income taxes.

(1)	Certain retail certificates of deposit and other time deposits give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal. Brokered certificates of deposits may be redeemed early upon the death or adjudication of incompetence of the holder.
(2)	Many short-term borrowings such as Federal funds purchased and security repurchase agreements and commercial paper are expected to be reissued and, therefore, do not necessarily represent an immediate need for cash. See Note 16 in Notes to Consolidated Financial Statements for a description of the Corporation’s short-term borrowings.
(3)	See Note 17 in Notes to Consolidated Financial Statements for a description of the Corporation’s various long-term borrowings. The amounts shown in the table include interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon rates in effect at December 31, 2009. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
(4)	See Note 23 in Notes to Consolidated Financial Statements for a description of the Corporation’s foreign exchange activities. The Corporation generally matches commitments to deliver foreign currencies with obligations to purchase foreign currencies which minimizes the immediate need for cash.
(5)	The Corporation also has unfunded obligations for certain investments in investment funds. Under the obligations for certain investments in investment funds the Corporation could be required to invest an additional $47.8 million if the investment funds identify and commit to invest in additional qualifying investments. The investment funds have limited lives and defined periods for investing in new qualifying investments or providing additional funds to existing investments. As a result, the timing and amount of the funding requirements for these obligations are uncertain and could expire with no additional funding requirements.
(6)	See Note 21 in Notes to Consolidated Financial Statements for a description of the Corporation’s defined contribution program. The amount shown represents the unfunded contribution for the year ended December 31, 2009.
(7)	The health and welfare benefit plans are periodically funded throughout each plan year with participant contributions and the Corporation’s portion of benefits expected to be paid.

The Corporation has generally financed its growth through the retention of earnings and the issuance of debt. It is expected that future growth can be financed through internal earnings retention, additional debt offerings, or the issuance of additional common or preferred stock or other capital instruments.

OFF-BALANCE SHEET ARRANGEMENTS

The term off-balance sheet arrangement describes the means through which companies typically structure off-balance sheet transactions or otherwise incur risks of loss that are not fully transparent to investors or other users of financial information. For example, in many cases, in order to facilitate the transfer of assets or otherwise finance the activities of an unconsolidated entity, a company may be required to provide financial support designed to reduce the risks to the entity or other third parties. That financial support may take many different forms such as financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose the company to continuing risks or contingent liabilities regardless of whether or not they are recorded on the balance sheet.

Certain guarantees may be a source of potential risk to future liquidity, capital resources and results of operations. Guarantees may be in the form of contracts that contingently require the guarantor to make payments to the guaranteed party based on: (1) changes in an underlying instrument or variable such as a financial standby letter of credit or credit support agreement; (2) failure to perform under an obligating agreement such as a performance standby letter of credit; and (3) indemnification agreements that require the indemnifying party to make payments to the indemnified party based on changes in an underlying instrument or variable that is related to an asset, a liability or an equity security of the indemnified party, such as an adverse judgment in a lawsuit. The Corporation, for a fee, regularly enters into standby letters of credit transactions and provides certain indemnifications against loss in conjunction with securities lending activities, which are described in detail in Note 5—Fair Value Measurements and Note 25—Guarantees in Notes to Consolidated Financial Statements.

Companies may structure and facilitate off-balance sheet arrangements by retaining an interest in assets transferred to an unconsolidated entity. Such interests may be in the form of a subordinated retained interest in a pool of receivables transferred to an unconsolidated entity, cash collateral accounts, recourse obligations or other forms of credit, liquidity, or market risk support. These subordinated interests protect the senior interests in the unconsolidated entity in the event a portion of the underlying transferred assets becomes uncollectible or there are insufficient funds to repay senior interest obligations. In the past the Corporation has used such arrangements primarily in conjunction with its indirect automobile lending activities. As described in Note 11—Financial Asset Sales in Notes to Consolidated Financial Statements, the Corporation discontinued, on a recurring basis, the sale and securtization of automobile loans into the secondary market. As a result of clean-up calls and other events, the Corporation acquired the remaining loans from the auto securitization trusts during 2009 and at December 31, 2009 the Corporation was not involved in any such arrangements.

As described in Note 17—Long-term Borrowings in Notes to Consolidated Financial Statements, the Corporation holds all of the common interests in certain trusts that issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures and a full guarantee issued by the Corporation.

In conjunction with the banking acquisitions of Gold Banc, Trustcorp Financial, Inc., Excel Bank Corporation and First Indiana, the Corporation acquired all of the common interests in trusts that issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures. M&I has fully and unconditionally guaranteed the securities that these trusts have issued. At December 31, 2009, the principal amounts outstanding associated with the remaining trusts amounted to $16.0 million, $30.0 million, $38.0 million and $15.0 million. The Corporation does not consolidate any of these trusts in accordance with United States generally accepted accounting principles.

On January 1, 2010, the Corporation adopted the new accounting standards for accounting for transfers of financial assets and consolidation of variable interest entities which were known as SFAS 166 and SFAS 167 prior to becoming part of the Codification. SFAS 166 and SFAS 167 made fundamental changes to the accounting for transfers of financial interests and consolidation of variable interest entities. The impact of adopting these new accounting standards was not material.

At December 31, 2009, the Corporation did not hold any material variable interests in entities that provide it liquidity, market risk or credit risk support, or engage in leasing, hedging or research and development services with the Corporation. Based on the off-balance sheet arrangements with which it is presently involved, the Corporation does not believe that such off-balance sheet arrangements either have, or are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s estimate of probable losses inherent in the Corporation’s loan and lease portfolio. Management’s evaluation of the adequacy of the allowance for credit losses is an inherently subjective process impacted by many factors. Some factors considered in determining the adequacy of the allowance for credit losses are quantifiable while other factors require qualitative judgment. Management evaluates the allowance each quarter to determine that it is adequate to absorb these inherent losses. This evaluation is supported by a methodology that identifies estimated losses based on assessments of individual problem loans, historical loss patterns of homogeneous loan pools and adjustments to reflect current economic conditions. The inherent lagging of credit quality measurements relative to the performance of the loan portfolio and numerous other factors create degrees of imprecision in these measurements. Management considers the effect of imprecision and many other factors in determining the allowance for credit losses. In addition, environmental factors, including economic conditions and regulatory guidance, unique to each measurement date are also considered.

The Corporation’s reserving methodology has the following components, which are collectively reported as the allowance for loan and lease losses. The entire allowance for loan and lease losses is available to absorb losses from loans and leases in any of the components.

Specific Reserve. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Nonaccrual loans, which the Corporation refers to as nonperforming loans, and troubled debt restructurings, which the Corporation refers to as renegotiated loans, meet the definition of an impaired loan. For impaired loans, impairment is measured using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral less costs to sell for collateral dependent loans and loans for which foreclosure is deemed to be probable. In general, these loans have been internally identified as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns. This analysis considers expected future cash flows, the value of collateral and also other factors that may impact the borrower’s ability to make payments when due.

All nonperforming loans greater than $1.0 million and all renegotiated loans were evaluated to identify the specific reserve or valuation allowance to be allocated to each of these loans. The specific reserve or valuation allowance is determined as the excess, if any, of the carrying value of the loan over the amount determined using the measurement alternative employed at the measurement date. The carrying value of the loan reflects reductions from prior charge-offs.

For renegotiated loans the present value of expected future cash flows discounted at the loan’s effective interest rate was the methodology predominantly employed to measure the amount of impairment at December 31, 2009. Contractual cash flows were adjusted for probability of default, expected prepayments, expected collateral value for loans that will not be fully amortized at maturity and other factors that may impact the timing and amount of expected cash flows. Factors used to adjust contractual cash flows were based on historical experience and market performance statistics where available. At December 31, 2009 the specific reserve or valuation allowance for renegotiated loans was determined to be $120.5 million.

For nonperforming loans greater than $1.0 million the fair value of the collateral less cost to sell was the methodology predominantly employed to measure the amount of impairment at December 31, 2009.

Real estate related loans, especially construction and development real estate loans, were the primary contributors to the elevated levels of nonperforming loans and leases and net charge-offs in 2009 and 2008. Real estate related loans made up the majority of the Corporation’s nonperforming loans and leases at December 31, 2009 and 2008. Historically, the Corporation’s loss experience with real estate loans has been relatively low due to the sufficiency of the underlying real estate collateral. In a stressed real estate market such as currently exists, the value of the collateral securing the loans has become one of the most important factors in determining the amount of loss incurred and the appropriate amount of allowance for loan and lease losses to record at the measurement date. The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote. However, in many cases, rapidly declining and depressed real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loan which has required significant additional charge-offs. Depressed and declining collateral values have significantly contributed to the elevated levels of net charge-offs and the increase in the provision for loan and lease losses that the Corporation experienced over the past two years.

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

At December 31, 2009 the specific reserve or valuation allowance for nonperforming loans greater than $1.0 million was determined to be $263.1 million.

At December 31, 2009 a total of $2,149.0 million of impaired loans and leases were evaluated to identify the specific reserve or valuation allowance to be allocated to each of these loans. A total valuation allowance of $383.6 million was determined to be required on approximately $1,460.1 million of impaired loans and no valuation allowance was determined to be required on $688.9 million of impaired loans. In determining the amount of the valuation allowance at December 31, 2009, the Corporation has taken into consideration that the amount of cumulative net charge-offs recorded on the Corporation’s nonperforming loans outstanding at December 31, 2009 was approximately $810.4 million or 52.4% of the unpaid principal balance of the affected nonperforming loans. These charge-offs have reduced the carrying value of these nonperforming loans and leases which reduced the allowance for loan and lease losses required at the measurement date.

Collective Loan Impairment. This component of the allowance for loan and lease losses is comprised of two elements. First, the Corporation makes a significant number of loans and leases, which due to their underlying similar characteristics, are assessed for loss as homogeneous pools. Included in the homogeneous pools are loans and leases from the retail sector and commercial loans and leases that were excluded from the specific reserve allocation previously discussed.

For purposes of this discussion, the term commercial loans refers to variety of loan types and includes commercial and industrial loans, commercial real estate loans, commercial construction and development loans and commercial leases. Commercial loans are initially segmented by loan type. The loan types are then stratified by region or business channel. Using the Corporation’s internal risk ratings, commercial loans and leases are further stratified between loans and leases with risk ratings that are indicators of a nonperforming loan or lease or potential problem loan or lease, which the Corporation refers to as criticized loans and leases, and loans and leases that indicate no particular weakness. Using historical loss information, an estimate of loss is determined for each segment. For criticized loans and leases, more recent historical loss information forms the basis to determine the estimates of losses inherent in the pools at the measurement date. For all other loans and leases, longer-term historical loss information is used to form the basis to determine the estimates of losses inherent in the pools at the measurement date. Longer-term historical loss information is expected to be representative of inherent losses over an entire business cycle. Historical loss information is updated quarterly to reflect current experience. Historical loss information may be adjusted for portfolio trends, the effect of loan sales and factors that may be unique to a particular loan or lease type, region or business channel to ensure the loss rates ultimately used are appropriate at the measurement date. Selecting the appropriate loss rates that are used to determine the estimates of losses inherent in the pools at the measurement date requires significant judgment. At December 31, 2009, this component of the allowance for loan and lease losses amounted to $539.5 million.

The retail sector consists of residential real estate loans, residential construction and development loans, home equity loans and lines of credit, personal loans and personal leases.

Retail sector loan types are stratified based on origination channels, underwriting guidelines, collateral type and product features such as a loan or line of credit and delinquency status. The loans are further stratified by selected markets (Arizona, Wisconsin, Florida and others), updated credit scores and the loan’s year of origination. Loss factors are derived from historical loss experience by delinquency status for each stratum and applied to the outstanding loan and lease balance by delinquency status to determine a reserve. Based on current market conditions, the Corporation estimates additional probable loss by evaluating probability of default and loss severity, the factors that collectively impact the amount of loss inherent in the retail sector loans and leases. Current factors impacting the probability of default such as lingering levels of elevated unemployment may not be fully reflected in updated credit scores or in existing levels of delinquency, causing historical default experience to be understated at the measurement date. Rapidly changing real estate collateral values arising from illiquid markets, excess inventories in certain markets and high current loan-to value ratios resulting from property value depreciation since the date the loans were originated impact historical loss severity. This additional probable loss is added to the amounts determined based on historical experience. At December 31, 2009, this component of the allowance for loan and lease losses amounted to $557.4 million.

The second element reflects management’s recognition of the uncertainty and imprecision underlying the process of estimating losses. From time to time, the Corporation has identified certain loans within certain industry segments that based on financial, payment or collateral performance, warrant closer ongoing monitoring by management. The specific loans mentioned earlier are excluded from this analysis. Based on management’s judgment, reserve ranges may be allocated to industry segments due to environmental conditions unique to the measurement period. Consideration is given to both internal and external environmental factors such as economic conditions in certain geographic or industry segments of the portfolio, economic trends, risk profile, and portfolio composition. Reserve ranges are then allocated using estimates of loss exposure that management has identified based on these economic trends or conditions. At December 31, 2009, there was no allowance for loan and lease losses allocated to industry segments due to environmental conditions unique to the measurement period.

The Corporation has not materially changed any aspect of its overall approach in the determination of the allowance for loan and lease losses. However, on an on-going basis the Corporation continues to refine the methods used in determining management’s best estimate of the allowance for loan and lease losses.

Based on the loss estimates discussed, management determined its best estimate of the required allowance for loans and leases. Management’s evaluation of the factors previously described resulted in an allowance for loan and lease losses of $1,480.5 million or 3.35% of loans and leases outstanding at December 31, 2009. The allowance for loan and lease losses was $1,202.2 million or 2.41% of loans and leases outstanding at December 31, 2008. Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $2,314.6 million in 2009, compared to $2,037.7 million in 2008 and $319.8 million in 2007. The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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

The determination of current and deferred income taxes is based on complex analyses of many factors, including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts currently due or owed, and the timing of reversals of temporary differences.

The Federal and state taxing authorities periodically review the Corporation’s interpretation of Federal and state income tax laws and make assessments based on their determination of tax laws. Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations. The Corporation establishes tax liabilities or reduces tax assets for uncertain tax positions when, despite its belief that its tax return positions are appropriate and supportable under local tax law, the Corporation believes it may not succeed in realizing the tax benefit of certain positions if challenged. In evaluating a tax position, the Corporation determines whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Corporation’s estimate of the ultimate tax liability contains assumptions based on past experiences, and judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by taxing jurisdictions. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Corporation evaluates these uncertain tax positions each quarter and adjusts the related tax liabilities or assets in light of changing facts and circumstances, such as the progress of a tax audit or the expiration of a statute of limitations. The Corporation believes the estimates and assumptions used to support its evaluation of uncertain tax positions are reasonable.

During 2009, the Corporation recognized an income tax benefit of $10.3 million that resulted from the favorable resolution of a tax matter associated with a 2002 stock issuance. In addition, during 2009, the State of Wisconsin passed legislation that requires combined reporting for state income tax purposes effective January 1, 2009. As a result, the Corporation recorded an additional income tax benefit in 2009 of $51.0 million to recognize certain state deferred tax assets, which included the reduction of a valuation allowance for Wisconsin net operating losses. The Corporation expects that income tax expense will increase in future periods due to the enacted legislation.

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

At December 31, 2009, the Corporation reported a net deferred tax asset of $1.1 billion. On an ongoing basis, management evaluates the deferred tax assets to determine if a valuation allowance is required. The determination of whether a valuation allowance is required is based on available positive and negative evidence. Based on its analysis of the evidence, the Corporation determined that no valuation allowance was required to be recorded against the Federal deferred tax assets at December 31, 2009. The Corporation is in a 3-year cumulative loss position as of December 31, 2009. This is considered as a significant piece of negative evidence. The positive evidence for the Corporation is that it forecasts sufficient taxable income during the carryforward period, exclusive of tax planning strategies, even under stressed scenarios. The realization of the deferred tax assets can be subjective and could be significantly reduced in the near term if estimates of future taxable income are significantly lower than currently forecasted.

The Corporation currently does not have any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months of December 31, 2009.

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

The Fair Value Measurements and Disclosures Topic of the Codification, establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The reported fair value of a financial instrument is categorized within the fair value hierarchy based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy consist of the following:

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

A description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy is disclosed in Note 5—Fair Value Measurements in Notes to Consolidated Financial Statements.

In addition to financial instruments that are measured at fair value on a recurring basis, fair values are used in purchase price allocations and goodwill impairment testing. See Note 14 in the Notes to Consolidated Financial Statements for the discussion regarding the Corporation’s annual test for goodwill impairment.

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

Goodwill Impairment Tests

Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. A reporting unit is an operating segment or one level below an operating segment as defined by the Segment Reporting Topic of the Codification. This first step is a screen for potential impairment. The second step, if necessary, measures the amount of impairment, if any. Goodwill is reviewed for impairment annually as of June 30th or more frequently if indicators of impairment exist. Goodwill has been assigned to six reporting units for purposes of impairment testing.

Significant judgment is applied when goodwill is assessed for impairment. The judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The assumptions used in the goodwill impairment assessment and the application of these estimates and assumptions are discussed below.

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

The income approach is based on discounted cash flows which are derived from internal forecasts and economic expectations for each respective reporting unit. The key assumptions used to determine fair value under the income approach included the cash flow period, terminal values based on a terminal growth rate and the discount rate. The discount rate represents the estimated cost of equity, was derived using a capital asset pricing model that uses a risk-free rate (20-year Treasury Bonds) which was 4.3% at June 30, 2009. The risk-free rate was adjusted for the risks associated with the operations of the reporting units. The discount rates used in the income approach for the six reporting units evaluated at June 30, 2009 ranged from 10% to 22%. An increase to the discount rate of 1% would have lowered the fair value determined under the income approach for the six reporting units evaluated at June 30, 2009 by a range of $3.3 million to $83.5 million or 6.3% to 47.0%.

The market approach is a technique that provides indications of value based upon comparisons of the reporting unit to market values and pricing evidence of public companies in the same or similar lines of businesses. Market ratios (pricing multiples) and performance fundamentals relating to the public companies’ stock prices (equity) as of June 30, 2009 were applied to each reporting unit as previously discussed to determine indications of its fair value.

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

As a result of applying the first step of goodwill impairment testing to determine if potential goodwill impairment existed at June 30, 2009, Trust, Private Banking, and Brokerage, the three reporting units that comprise the Wealth Management segment, and the Capital Markets reporting unit “passed” (fair value exceeded the carrying amount) the first step of the goodwill impairment test. The Commercial Banking segment and the National Consumer Banking reporting unit “failed” (the carrying amount exceeded the fair value) the first step of the goodwill impairment test at June 30, 2009 and were subjected to the second step of the goodwill impairment test.

For the four reporting units that passed step one, fair value exceeded the carrying amount by 7% to 166% of their respected estimated fair values. For the two reporting units that failed, the carrying amount exceeded fair value by between 37% and 90%.

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

The implied fair value of a reporting unit’s goodwill will generally increase if the fair value of its loans and leases are less than the carrying value of the reporting unit’s loans and leases. The fair value of loans and leases was derived from discounted cash flow analysis as described in Note 5—Fair Value Measurements in Notes to Consolidated Financial Statements.

The stress and deterioration in the national real estate markets, liquidity stress and current economic conditions have depressed prices buyers and sellers are paying and receiving for bank-related assets, especially loans and leases. The Corporation’s allocation of the fair values to the assets and liabilities assigned to the individual reporting units was less than their reported carrying values. As a result, the Corporation was not required to recognize any goodwill impairment upon completion of the second step of the goodwill impairment test. There have been no events since the annual test to indicate that it is more likely than not that the recorded goodwill had become impaired.

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

New Accounting Pronouncements

A discussion of new accounting pronouncements that are applicable to the Corporation and have been or will be adopted by the Corporation is included in Note 3—New Accounting Pronouncements in Notes to Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

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

This information is incorporated into a model that projects future net interest income levels in several different interest rate environments. Earnings at risk are calculated by modeling net interest income in an environment where rates remain constant, and comparing this result to net interest income in a different rate environment, and then expressing this difference as a percentage of net interest income for the succeeding 12 months. This calculation is a change from prior years. Previously, earnings at risk were measured as a percentage of the Corporation’s budgeted operating income before taxes for the calendar year. This change was made to decrease the volatility of the measurement caused by items unrelated to the margin. Since future interest rate moves are difficult to predict, the following table presents two potential scenarios—a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of December 31, 2009:

Hypothetical Change in Interest Rates	Annual Impact
100 basis point gradual rise in rates	(0.3)%
100 basis point gradual decline in rates	(2.0)%

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

Equity Risk

In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk. The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones. These investments expose the Corporation to the change in equity values of the portfolio companies. However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs. At December 31, 2009, the carrying value of total active private equity investments amounted to approximately $68.5 million.

At December 31, 2009, Wealth Management administered $122.3 billion in assets and directly managed $32.9 billion in assets. Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances. Quantification of this exposure is difficult due to the number of other variables affecting fee income. Interest rate changes can also have an effect on fee income for the above-stated reasons.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FOR YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

Consolidated Balance Sheets

December 31 ($000’s except share data)

	2009	2008
Assets
Cash and Cash Equivalents:
Cash and Due from Banks	$769,034	$851,336
Federal Funds Sold and Security Resale Agreements	26,839	101,069
Money Market Funds	36,610	120,002

Total Cash and Cash Equivalents	832,483	1,072,407
Interest Bearing Deposits at Other Banks	1,128,794	9,684
Trading Assets, at Fair Value	255,646	518,361
Investment Securities:
Available for Sale, at Fair Value	7,073,592	7,430,552
Held to Maturity, Fair Value $106,962 ($243,395 in 2008)	103,566	238,009
Loans Held for Sale	214,159	220,391

Loans and Leases	44,003,467	49,764,153
Allowance for Loan and Lease Losses	(1,480,470)	(1,202,167)

Net Loans and Leases	42,522,997	48,561,986
Premises and Equipment, Net	565,806	564,789
Goodwill	609,517	605,144
Other Intangible Assets	134,067	158,305
Bank-Owned Life Insurance	1,189,360	1,157,612
Other Real Estate Owned (OREO)	430,821	320,908
Accrued Interest and Other Assets	2,149,170	1,478,270

Total Assets	$57,209,978	$62,336,418

Liabilities and Equity
Deposits:
Noninterest Bearing	$7,832,752	$6,879,994
Interest Bearing	33,804,773	34,143,147

Total Deposits	41,637,525	41,023,141
Short-term Borrowings	1,120,147	4,058,033
Accrued Expenses and Other Liabilities	1,040,860	1,370,969
Long-term Borrowings	6,425,855	9,613,717

Total Liabilities	50,224,387	56,065,860
Equity:
Preferred Stock, $1.00 par value, 5,000,000 Shares Authorized; 1,715,000 Shares Issued and Outstanding of Senior Preferred Stock, Series B (Liquidation Preference of $1,000 per Share)	1,715	1,715
Common Stock, $1.00 par value, 700,000,000 Shares Authorized; 530,164,081 Shares Issued (272,318,615 Shares in 2008)	530,164	272,319
Additional Paid-in Capital	4,997,606	3,838,867
Retained Earnings	1,666,021	2,538,989
Treasury Stock, at Cost: 4,793,885 Shares (6,977,434 in 2008)	(132,191)	(192,960)
Deferred Compensation	(37,538)	(40,797)
Accumulated Other Comprehensive Income, Net of Related Taxes	(51,321)	(157,952)

Total Marshall & Ilsley Corporation Shareholders’ Equity	6,974,456	6,260,181
Noncontrolling Interest in Subsidiaries	11,135	10,377

Total Equity	6,985,591	6,270,558

Total Liabilities and Equity	$57,209,978	$62,336,418

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Income

Years ended December 31 ($000’s except share data)

	2009	2008	2007
Interest and Fee Income
Loans and Leases	$2,208,427	$2,926,334	$3,243,109
Investment Securities:
Taxable	207,235	286,054	311,837
Exempt from Federal Income Taxes	44,647	53,750	59,237
Trading Securities	3,696	2,530	1,012
Short-term Investments	3,888	9,026	18,001
Loan to Metavante	—	—	35,969

Total Interest and Fee Income	2,467,893	3,277,694	3,669,165

Interest Expense
Deposits	535,426	902,944	1,231,252
Short-term Borrowings	9,550	139,627	236,671
Long-term Borrowings	340,308	454,413	585,025

Total Interest Expense	885,284	1,496,984	2,052,948

Net Interest Income	1,582,609	1,780,710	1,616,217
Provision for Loan and Lease Losses	2,314,649	2,037,707	319,760

Net Interest Income (Loss) After Provision for Loan and Lease Losses	(732,040)	(256,997)	1,296,457

Other Income
Wealth Management	265,146	282,182	262,835
Service Charges on Deposits	136,570	146,153	120,616
Gain on Sale of Mortgage Loans	44,346	22,370	28,588
Other Mortgage Banking Revenue	3,946	3,655	5,466
Net Investment Securities Gains	121,789	17,229	34,814
Bank-Owned Life Insurance Revenue	39,042	35,940	37,744
Gain on Termination of Debt	99,351	14,718	—
OREO Income	14,227	8,975	1,496
Other	191,185	216,893	237,507

Total Other Income	915,602	748,115	729,066

Other Expense
Salaries and Employee Benefits	690,818	723,245	659,871
Net Occupancy and Equipment	135,744	126,896	111,977
Software Expenses	28,047	24,684	21,126
Processing Charges	132,985	131,990	135,110
Supplies, Printing, Postage and Delivery	35,163	42,131	42,547
FDIC Insurance	107,925	17,261	3,968
Professional Services	91,366	72,043	42,454
Amortization of Intangibles	23,423	24,282	20,551
Goodwill Impairment	—	1,535,144	—
Loss on Termination of Debt	118	—	83,662
OREO Expenses	181,583	83,212	8,184
Other	150,662	212,348	182,598

Total Other Expense	1,577,834	2,993,236	1,312,048

Income (Loss) Before Income Taxes	(1,394,272)	(2,502,118)	713,475
Provision (Benefit) for Income Taxes	(637,233)	(459,525)	213,641

Income (Loss) from Continuing Operations Before Noncontrolling Interests	(757,039)	(2,042,593)	499,834
Less: Net Income Attributable to Noncontrolling Interests	(1,578)	(869)	(2,895)

Income (Loss) from Continuing Operations	(758,617)	(2,043,462)	496,939
Income from Discontinued Operations, Net of Tax	—	—	653,997

Net Income (Loss) Attributable to Marshall & Ilsley Corporation	(758,617)	(2,043,462)	1,150,936
Preferred Dividends	(100,164)	(12,737)	—

Net Income (Loss) Attributable to Marshall & Ilsley Corporation Common Shareholders	$(858,781)	$(2,056,199)	$1,150,936

Per Share Attributable to Marshall & Ilsley Corporation Common Shareholders
Basic:
Continuing Operations	$(2.46)	$(7.92)	$1.91
Discontinued Operations	—	—	2.51

Net Income (Loss)	$(2.46)	$(7.92)	$4.42

Diluted:
Continuing Operations	$(2.46)	$(7.92)	$1.87
Discontinued Operations	—	—	2.47

Net Income (Loss)	$(2.46)	$(7.92)	$4.34

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Years ended December 31 ($000’s)

	2009	2008	2007
Cash Flows From Operating Activities:
Net Income (Loss) Attributable to Marshall & Ilsley Corporation	$(758,617)	$(2,043,462)	$1,150,936
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	51,359	9,248	133,099
Provision for Loan and Lease Losses	2,314,649	2,037,707	319,760
Benefit for Deferred Income Taxes	(482,082)	(284,777)	(21,818)
Stock–based Compensation Expense	29,688	30,757	46,923
Excess Tax (Benefit) Expense from Stock-based Compensation Arrangements	(1,431)	55	(4,251)
Net Gain on Sales of Assets	(179,633)	(87,026)	(101,315)
(Gain) Loss on Termination of Debt, Net	(99,233)	(14,718)	83,662
Gain on Sale of Metavante	—	—	(525,576)
Net Decrease in Trading Assets	660,680	332,736	246,020
Net Decrease (Increase) in Mortgage Loans Held for Sale	147,241	(14,330)	113,723
Bank–Owned Life Insurance Revenue	(36,143)	(34,371)	(36,731)
OREO Valuation Adjustments	109,125	55,582	1,337
Goodwill Impairment	—	1,535,144	—
Prepaid FDIC Insurance Premiums	(333,565)	—	—
Change in Accrued Interest and Other Assets	84,590	(320,319)	(94,680)
Change in Accrued Expenses and Other Liabilities	(764,301)	(445,023)	(300,958)
Other	73,550	40,187	(7,442)

Total Adjustments	1,574,494	2,840,852	(148,247)

Net Cash Provided by Operating Activities	815,877	797,390	1,002,689

Cash Flows From Investing Activities:
Net Increase in Short-Term Investments	(1,119,108)	(9,485)	(24,978)
Proceeds from Sales of Securities Available for Sale	2,189,836	129,650	883,812
Proceeds from Sales of Securities Held to Maturity	—	1,633	—
Proceeds from Maturities of Securities Available for Sale	1,523,126	1,219,955	1,355,466
Proceeds from Maturities of Securities Held to Maturity	135,796	136,847	121,741
Purchases of Securities Available for Sale	(3,161,106)	(1,074,902)	(2,424,522)
Net Decrease (Increase) in Loans and Leases	3,100,425	(3,742,134)	(4,015,751)
Proceeds from Loan to Metavante	—	—	982,000
Purchases of Premises and Equipment, Net	(50,526)	(101,657)	(87,646)
Cash Paid for Acquisitions, Net of Cash and Cash Equivalents Acquired	(479)	(476,761)	(33,298)
Proceeds from Divestitures	—	2,460	80,074
Net Proceeds from the Separation	—	—	1,592,646
Purchase of Bank-Owned Life Insurance	—	—	(286,629)
Net Proceeds from Sale of OREO	302,503	86,069	32,971

Net Cash Provided (Used) by Investing Activities	2,920,467	(3,828,325)	(1,824,114)

Cash Flows From Financing Activities:
Net Increase (Decrease) in Deposits	648,440	4,223,022	(550,558)
Net Increase (Decrease) in Short-term Borrowings	(2,934,716)	(2,857,769)	1,896,660
Proceeds from Issuance of Long-term Borrowings	375	1,282,056	3,220,316
Payments of Long-term Borrowings	(2,989,853)	(1,649,724)	(3,122,833)
Dividends Paid on Preferred Stock	(85,988)	—	—
Dividends Paid on Common Stock	(14,187)	(327,820)	(313,298)
Purchases of Common Stock	—	(130,870)	(431,150)
Proceeds from the Issuance of Preferred Stock	—	1,715,000	—
Proceeds from the Issuance of Common Stock	1,428,353	27,832	112,254
Proceeds from Issuance of Common Stock—Stock Purchase Contracts	—	—	399,989
Excess Tax Benefit (Expense) from Stock-based Compensation Arrangements	1,431	(55)	4,251
Other	(30,123)	(842)	(56,952)

Net Cash (Used) Provided by Financing Activities	(3,976,268)	2,280,830	1,158,679

Net (Decrease) Increase in Cash and Cash Equivalents	(239,924)	(750,105)	337,254
Cash and Cash Equivalents Beginning of Year	1,072,407	1,822,512	1,485,258

Cash and Cash Equivalents End of Year	$832,483	$1,072,407	$1,822,512

Supplemental Cash Flow Information:
Cash Paid (Received) During the Year for:
Interest	$967,800	$1,509,961	$2,041,724
Income Taxes	(201,211)	63,693	277,474

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Equity

($000’s except share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Common Stock	Deferred Compen- sation	Accumula- ted Other Compre- hensive Income	Marshall & Ilsley Corporation Shareholders’ Equity	Non- Controlling Interest	Total Equity
Balance, December 31, 2006	$—	$261,972	$1,770,540	$4,383,642	$(205,938)	$(41,299)	$(17,546)	$6,151,371	$68,738	$6,220,109
Comprehensive Income:
Net Income	—	—	—	1,150,936	—	—	—	1,150,936	2,895	1,153,831
Net Unrealized Gains (Losses) on Securities	—	—	—	—	—	—	11,684	11,684	—	11,684
Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows	—	—	—	—	—	—	(46,502)	(46,502)	—	(46,502)
Net Gains (Losses) on Funded Status of Defined Postretirement Plan	—	—	—	—	—	—	(1,343)	(1,343)	—	(1,343)

Other Comprehensive Income								(36,161)		(36,161)

Total Comprehensive Income								1,114,775		1,117,670

Changes in connection with the Separation	—	(8,596)	(346,405)	(298,272)	351,705	2,938	—	(298,630)	(12,757)	(311,387)
Issuance of 9,226,951 Common Shares Under STACKS/SPACES	—	9,227	390,762	—	—	—	—	399,989	—	399,989
Issuance of 4,851,899 Common Shares in the 2007 Business Combinations	—	4,852	239,526	—	—	—	—	244,378	—	244,378
Issuance of 4,436,659 Treasury Common Shares Under Stock Based Compensation Awards	—	—	(50,327)	—	161,570	—	—	111,243	—	111,243
Issuance of 403,508 Treasury Common Shares for Retirement Plan Funding	—	—	6,343	—	12,836	—	—	19,179	—	19,179
Acquisition of 10,792,502 Common Shares	—	—	(2,255)	—	(438,114)	—	—	(440,369)	—	(440,369)
Dividends Declared on Common Stock—$1.20 Per Share	—	—	—	(313,298)	—	—	—	(313,298)	—	(313,298)
Net Change in Deferred Compensation	—	—	—	—	—	(6,998)	—	(6,998)	—	(6,998)
Distributions to Noncontrolling Interests	—	—	—	—	—	—	—	—	(2,768)	(2,768)
Redemptions or Purchases of Noncontrolling Interests	—	—	—	—	—	—	—	—	(46,200)	(46,200)
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes	—	—	4,251	—	—	—	—	4,251	—	4,251
Stock Based Compensation Expense	—	—	46,923	—	—	—	—	46,923	—	46,923
Other	—	—	(85)	—	—	—	—	(85)	—	(85)

Balance, December 31, 2007	$—	$267,455	$2,059,273	$4,923,008	$(117,941)	$(45,359)	$(53,707)	$7,032,729	$9,908	$7,042,637

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Equity

($000’s except share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Common Stock	Deferred Compen- sation	Accumula- ted Other Compre- hensive Income	Marshall & Ilsley Corporation Shareholders’ Equity	Non- Controlling Interest	Total Equity
Balance, December 31, 2007	$—	$267,455	$2,059,273	$4,923,008	$(117,941)	$(45,359)	$(53,707)	$7,032,729	$9,908	$7,042,637
Comprehensive Income:
Net Loss	—	—	—	(2,043,462)	—	—	—	(2,043,462)	869	(2,042,593)
Net Unrealized Gains (Losses) on Securities	—	—	—	—	—	—	(46,774)	(46,774)	—	(46,774)
Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows	—	—	—	—	—	—	(55,810)	(55,810)	—	(55,810)
Net Gains (Losses) on Funded Status of Defined Postretirement Plan	—	—	—	—	—	—	(1,661)	(1,661)	—	(1,661)

Other Comprehensive Income								(104,245)		(104,245)

Total Comprehensive Income								(2,147,707)		(2,146,838)

Issuance of 1,715,000 Preferred Shares Under U.S. Treasury Capital Purchase Program	1,715	—	1,713,285	—	—	—	—	1,715,000	—	1,715,000
Issuance of 4,863,221 Common Shares in the 2008 Business Combinations	—	4,864	59,136	—	—	—	—	64,000	432	64,432
Issuance of 1,918,432 Treasury Common Shares Under Stock Based Compensation Awards	—	—	(25,668)	—	53,311	—	—	27,643	—	27,643
Acquisition of 4,927,215 Common Shares	—	—	383	—	(128,330)	—	—	(127,947)	—	(127,947)
Dividends Declared on Preferred Stock	—	—	1,780	(12,737)	—	—	—	(10,957)	—	(10,957)
Dividends Declared on Common Stock—$1.27 Per Share	—	—	—	(327,820)	—	—	—	(327,820)	—	(327,820)
Net Change in Deferred Compensation	—	—	—	—	—	4,562	—	4,562	—	4,562
Distributions to Noncontrolling Interests	—	—	—	—	—	—	—	—	(832)	(832)
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes	—	—	(55)	—	—	—	—	(55)	—	(55)
Stock Based Compensation Expense	—	—	30,757	—	—	—	—	30,757	—	30,757
Other	—	—	(24)	—	—	—	—	(24)	—	(24)

Balance, December 31, 2008	$1,715	$272,319	$3,838,867	$2,538,989	$(192,960)	$(40,797)	$(157,952)	$6,260,181	$10,377	$6,270,558

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Equity

($000’s except share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Common Stock	Deferred Compen- sation	Accumula- ted Other Compre- hensive Income	Marshall & Ilsley Corporation Shareholders’ Equity	Non- Controlling Interest	Total Equity
Balance, December 31, 2008	$1,715	$272,319	$3,838,867	$2,538,989	$(192,960)	$(40,797)	$(157,952)	$6,260,181	$10,377	$6,270,558
Comprehensive Income:
Net Loss	—	—	—	(758,617)	—	—	—	(758,617)	1,578	(757,039)
Net Unrealized Gains (Losses) on Securities	—	—	—	—	—	—	44,166	44,166	—	44,166
Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows	—	—	—	—	—	—	58,532	58,532	—	58,532
Net Gains (Losses) on Funded Status of Defined Postretirement Plan	—	—	—	—	—	—	3,933	3,933	—	3,933

Other Comprehensive Income								106,631		106,631

Total Comprehensive Income								(651,986)		(650,408)

Issuance of 257,070,300 Common Shares	—	257,070	1,162,287	—	—	—	—	1,419,357	—	1,419,357
Issuance of 775,166 Common Shares in the 2009 Business Combination	—	775	4,279	—	—	—	—	5,054	—	5,054
Issuance of 2,257,900 Treasury Common Shares Under Stock Based Compensation Awards	—	—	(55,448)	—	62,338	—	—	6,890	—	6,890
Acquisition of 74,351 Common Shares	—	—	1,526	—	(1,569)	(98)	—	(141)	—	(141)
Dividends Declared on Preferred Stock	—	—	14,414	(100,164)	—	—	—	(85,750)		(85,750)
Dividends Declared on Common Stock—$0.04 Per Share	—	—	—	(14,187)	—	—	—	(14,187)	—	(14,187)
Net Change in Deferred Compensation	—	—	—	—	—	3,357	—	3,357	—	3,357
Distributions to Noncontrolling Interests	—	—	—	—	—	—	—	—	(762)	(762)
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes	—	—	1,431	—	—	—	—	1,431	—	1,431
Stock Based Compensation Expense	—	—	29,688	—	—	—	—	29,688	—	29,688
Other	—	—	562	—	—	—	—	562	(58)	504

Balance, December 31, 2009	$1,715	$530,164	$4,997,606	$1,666,021	$(132,191)	$(37,538)	$(51,321)	$6,974,456	$11,135	$6,985,591

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

December 31, 2009, 2008, and 2007 ($000’s except share data)

Marshall & Ilsley Corporation (“M&I” or the “Corporation”) is a financial holding company that provides diversified financial services to a wide variety of corporate, institutional, government and individual customers. M&I’s largest affiliates and principal operations are in Wisconsin; however, it has activities in other markets, particularly in certain neighboring Midwestern states, and in Arizona, Nevada and Florida. The Corporation’s principal activities consist of banking and wealth management services. Banking services, lending and accepting deposits from commercial banking and community banking customers are provided through its lead bank, M&I Marshall & Ilsley Bank (“M&I Bank”), which is headquartered in Wisconsin, one federally chartered thrift headquartered in Nevada and one state chartered bank headquartered in St. Louis, Missouri. In addition to branches located throughout Wisconsin, banking services are provided in branches located throughout Arizona, the Minneapolis, Minnesota, Kansas City, Missouri and St. Louis, Missouri metropolitan areas, Duluth, Minnesota, Belleville, Illinois, Las Vegas, Nevada, Florida and central Indiana, as well as on the Internet. Wealth Management, which includes Marshall & Ilsley Trust Company National Association (“M&I Trust”), M&I Financial Advisors, Inc., the private banking divisions of the Corporation’s bank subsidiaries and other subsidiaries related to the wealth management business, provides trust services, brokerage and insurance services, and investment management and advisory services to residents of Wisconsin, Arizona, Minnesota, Missouri, Florida, Nevada and Indiana. Other financial services provided by M&I include personal property lease financing, wholesale lending, investment services to institutional clients and venture capital.

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

Consolidation principles—The Consolidated Financial Statements include the accounts of the Corporation, its subsidiaries that are wholly or majority owned and/or over which it exercises substantive control and significant variable interest entities for which the Corporation has determined that, based on the variable interests it holds, it is the primary beneficiary. The primary beneficiary of a variable interest entity is the party that absorbs a majority of an entity’s expected losses, receives a majority of an entity’s expected residual returns, or both, as a result of holding variable interests. Variable interests are the ownership, contractual or other pecuniary interests in an entity. Investments in unconsolidated affiliates, in which the Corporation has 20% or more ownership interest and has the ability to exercise significant influence, but not substantive control, over the affiliates’ operating and financial policies, are accounted for using the equity method of accounting, unless the investment has been determined to be temporary. All intercompany balances and transactions are eliminated in consolidation.

The Corporation has used certain financing arrangements to meet its balance sheet management, funding, liquidity, and market or credit risk management needs. In determining whether the financing entity should be consolidated, the Corporation considers whether the entity is a qualifying special-purpose entity (“QSPE”). For non-consolidation, a QSPE must be demonstrably distinct, have significantly limited permitted activities, hold assets that are restricted to transferred financial assets and related assets, and have the ability to sell or dispose of non-cash financial assets only in response to specified conditions. The Corporation was not involved in any QSPE at December 31, 2009.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

2. Significant Accounting Policies

Cash and Cash Equivalents—For purposes of the Consolidated Financial Statements, the Corporation defines cash and cash equivalents as short-term investments, which have an original maturity of three months or less and are readily convertible into cash. At December 31, 2009 and 2008, $152,076 and $82,963, respectively, of cash and due from banks was restricted, primarily due to requirements of the Federal Reserve System to maintain certain reserve balances.

Trading Assets—Trading assets include trading securities and other free-standing derivative contracts. Trading securities are designated as trading when purchased and are held principally for sale in the near term. Trading and other free-standing derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting under the Derivatives and Hedging Topic of the Codification. Trading and other free-standing derivative contracts are carried at fair value with changes in fair value recorded in the Consolidated Statements of Income.

Investment Securities—Securities, when purchased, are designated as Investment Securities Available for Sale or Investment Securities Held to Maturity, and remain in that category until they are sold or mature. The specific identification method is used in determining the cost of securities sold. Investment Securities Held to Maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. The Corporation designates investment securities as held to maturity only when it has the positive intent and ability to hold them to maturity. All other securities are classified as Investment Securities Available for Sale and are carried at fair value with fair value adjustments net of the related income tax effects reported as a component of Accumulated Other Comprehensive Income in the Consolidated Balance Sheets. Investment securities are reviewed on a quarterly basis for possible other than temporary impairment. The review includes an analysis of the individual securities using factors, such as; loss severity, length of time security has been in an unrealized loss position, the credit worthiness of the issuer and management’s intent and ability to hold the security until a recovery of recorded investment. A decline in value due to a credit event that is considered other than temporary is recorded as a loss in Net Investment Securities Gains (Losses) in the Consolidated Statements of Income.

Loans Held for Sale—Loans that the Corporation originates and intends to sell or securitize are reported as loans held for sale and are carried at the lower of cost or market (“LOCOM”) value. Any excess of the cost of a loan held for sale over its market value is recognized as a valuation allowance, with changes in the valuation allowance recognized in the Consolidated Statements of Income. Purchase premiums, discounts and/or other loan basis adjustments on loans held for sale are deferred upon acquisition, included in the cost basis of the loan, and are not amortized. The Corporation determines any LOCOM adjustment on loans held for sale on a pool basis by aggregating those loans based on similar risks and other characteristics, such as product types and interest rates. The market value of loans held for sale is generally based on whole loan sale prices if formally committed or observable market prices of securities that have loan collateral or interests in loans that are similar to the loans held for sale. If market prices are not readily available, the market value is based on a discounted cash flow model, which takes into account the degree of credit risk associated with the loans and the estimated effects of changes in market interest rates relative to the loans’ interest rates.

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

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

Goodwill and Other Intangible Assets—Goodwill is not amortized, but is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. A reporting unit is an operating segment as defined by the Segment Reporting Topic of the Codification, or one level below an operating segment. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The Corporation tests goodwill for impairment annually or more frequently when indicators of impairment are present. See Note 14—Goodwill and Other Intangibles in Notes to Consolidated Financial Statements for additional information.

Identifiable intangibles arising from purchase acquisitions with a finite useful life are amortized over their useful lives and consist of core deposit intangibles, customer lists, tradename and other intangibles.

Identifiable intangibles that have been determined to have an indefinite useful life are not amortized but are subject to periodic tests for impairment. At December 31, 2009 and 2008, the Corporation did not have any identifiable intangibles that have been determined to have an indefinite useful life.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

Bank-Owned Life Insurance (“BOLI”)—The Corporation purchases life insurance policies on the lives of certain officers and employees and is the owner and beneficiary of the policies. The Corporation’s investments in these policies are intended to provide funding for future employee benefit costs. The Corporation records these BOLI policies at each policy’s respective cash surrender value, with changes recorded in Bank-Owned Life Insurance Revenue in the Consolidated Statements of Income. Certain BOLI policies have a stable value agreement through either a large, well-rated bank or multi-national insurance carrier that provides limited cash surrender value protection from declines in the value of each policy’s underlying investments. Losses are recognized when the decline in the cash surrender value exceeds the protection provided by the stable value agreement. At December 31, 2009, the cash surrender value protection had not been exceeded for any BOLI policies.

Other real estate owned (“OREO”)—Other real estate owned consists primarily of assets that have been acquired in satisfaction of debts. Other real estate owned is recorded at fair value, less estimated selling costs, at the date of transfer. Valuation adjustments required at the date of transfer for assets acquired in satisfaction of debts are charged to the allowance for loan and lease losses. Subsequent to transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, based upon periodic evaluations. OREO Income, in the Consolidated Statements of Income, includes rental income from properties and gains on sales. Property expenses, which include carrying costs, required valuation adjustments and losses on sales, are reported in OREO Expenses in the Consolidated Statements of Income.

Income Tax—Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on tax assets and liabilities of a change in tax rates is recognized in the income statement in the period that includes the enactment date. Positive and negative evidence is evaluated on an ongoing basis to determine if a valuation allowance is required to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

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

3. New Accounting Pronouncements

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

In September 2009, the FASB issued ASU 2009-12, Fair Values and Measurements Topic – Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”), which provides additional guidance on how the fair value of alternative investments such as private equity investments should be estimated and requires additional disclosures of the investment’s attributes. Under the updated guidance, the fair value of investments within its scope can be determined using the investment’s net asset value per share or its equivalent. The Corporation elected to early adopt ASU 2009-12 as of September 30, 2009, as permitted. The impact of adoption was not significant. See Note 5 – Fair Value Measurements in the Notes to Consolidated Financial Statements for more information regarding the attributes of the Corporation’s private equity investments.

In June 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which were subsequently codified by ASU 2009-16 in the Transfers and Servicing Topic and by ASU 2009-17 in the Consolidations Topic. Changes to the Transfers and Servicing Topic eliminate the concept of a QSPE, change the requirements for derecognizing financial assets, and require additional disclosures regarding an entity’s continuing involvement in and exposure to risks related to transferred financial assets. The changes to the Consolidations Topic replace the quantitative approach previously required for determining which enterprise should consolidate a variable interest entity with a consolidation approach focused on which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The updated Consolidations Topic also requires ongoing reassessments of whether an enterprise is the

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

primary beneficiary of a variable interest entity, and eliminates an exception indicating that a troubled debt restructuring, as defined by the Debt Topic of the Codification, is not an event that required reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity. The changes to the Transfers and Servicing Topic and the Consolidations Topic are effective for the Corporation on January 1, 2010.

In February 2010, the FASB issued Accounting Standards Update, The Consolidation Topic, Amendments to Statement 167 for Certain Investment Funds, that would defer the effective date of ASU 2009-17 for certain entities and provide for other amendments to The Consolidation Topic.

The adoption of ASU 2009-16 and ASU 2009-17, including its amendment, did not have a material impact on the financial statements and related disclosures.

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

In April 2009, the FASB issued additional application guidance and required enhanced disclosures regarding fair value measurements and impairments of investment securities. Additional application guidance included in the Fair Value Measurements and Disclosures Topic of the Codification relates to estimating fair value, when the volume and level of activity for the asset or liability have decreased significantly and for identifying circumstances that indicate a transaction is not orderly. Application guidance included in the Investments—Debt and Equity Securities Topic of the Codification amended previous other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. No amendments were made related to the recognition and measurement guidance related to other-than-temporary impairments of equity securities. As permitted, the Corporation elected to early adopt this application guidance as of January 1, 2009. See Note 8 – Investment Securities in Notes to Consolidated Financial Statements for information regarding the impact of adopting this application guidance.

Enhanced disclosures related to the Financial Instruments Topic of the Codification require disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. These disclosure provisions were effective for the Corporation’s quarter ended June 30, 2009. See Note 5 – Fair Value Measurements in Notes to Consolidated Financial Statements for information regarding the fair value of financial instruments.

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

Noncontrolling interests of $10,377 have been reclassified from Accrued Expenses and Other Liabilities to Total Equity in the Consolidated Balance Sheet at December 31, 2008. For the years ended December 31, 2008 and 2007, net income attributable to noncontrolling interests of $869 and $2,895, respectively, is included in net income. Prior to the adoption of Consolidation Topic of the Codification, noncontrolling interests were a deduction to determine net income. Under the updated Consolidation Topic of the Codification, noncontrolling interests are a deduction from net income used to arrive at net income attributable to the Corporation. Earnings per common share was not affected as a result of the adoption of the provisions of the updated Consolidation Topic of the Codification.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

4. Discontinued Operations

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

Notwithstanding the legal form of the transactions, new Marshall & Ilsley was considered the divesting entity and treated as the “accounting successor” to Marshall & Ilsley Corporation and Metavante was considered the “accounting spinnee” for financial reporting purposes in accordance with the Equity Topic of the Codification related to Spinoffs and Reverse Spinoffs.

The results of discontinued operations included in the Consolidated Statement of Income consisted of the following:

Year Ended December 31, 2007
Metavante Income Before Provision for Income Taxes	$242,687
Separation Transaction Expenses and Other Related Costs	(29,833)
Gain on Sale of Metavante	525,576

Income Before Provision for Income Taxes	738,430
Provision for Income Taxes	84,433

Income from Discontinued Operations, Net of Tax	$653,997

Metavante’s results of operations for the year ended December 31, 2007 included in the table above reflect results of operations for the ten months ended October 31, 2007. For periods beginning after November 1, 2007, M&I reported the historical consolidated results of operations (subject to certain adjustments) of Metavante in discontinued operations.

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

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

As permitted under U.S. generally accepted accounting principles, the Corporation elected not to adjust the Consolidated Statements of Cash Flows for the year ended December 31, 2007 to exclude cash flows attributable to discontinued operations.

Included in Cash Paid for Acquisitions, Net of Cash and Cash Equivalents Acquired in the Corporation’s Consolidated Statement of Cash Flows for the year ended December 31, 2007 are Metavante acquisitions, which are part of discontinued operations. The total cash consideration associated with Metavante acquisitions amounted to $41.0 million in 2007.

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

On November 1, 2007, the Corporation received $982,000 of cash from Metavante to retire its indebtedness.

For accounting purposes only, after the sale to Warburg Pincus of a 25% equity interest in Metavante, and after the dividend from Metavante, the Corporation distributed its remaining 75% ownership interest in Metavante to its shareholders on November 1, 2007. The Corporation’s investment in Metavante at the time of the distribution was $298,272.

5. Fair Value Measurements

The Fair Value Measurements and Disclosures Topic of the Codification generally apply whenever other topics require or permit assets or liabilities to be measured at fair value. Under the topic, fair value refers to the price at the measurement date that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in which the reporting entity is engaged. The Topic does not expand the use of fair value in any new circumstances.

Fair-Value Hierarchy

The Fair Value Measurements and Disclosure Topic of the Codification establishes a three-tier hierarchy for fair value measurements based upon the transparency of the inputs to the valuation of an asset or liability and expands the

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

disclosures about instruments measured at fair value. A financial instrument is categorized in its entirety and its categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are described below.

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

Determination of Fair Value

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

The Corporation’s Private Equity Group’s investments generally take the form of investments in private equity funds. The private equity investments are valued using the Corporation’s ownership interest in partners’ capital to which a proportionate share of net assets is attributed and the valuations provided by the general partners on a quarterly basis. These nonpublic investments are included in Level 3 of the fair value hierarchy because the fair value is not readily determinable and the redemption of the investments will occur via distribution though sale of the underlying investments of the private equity fund. The length of investment in private equity funds is generally ten years and the majority of the private equity distributions are expected to occur in the next five to ten years. At December 31, 2009, unfunded private equity commitments were $47.8 million.

Estimated fair values for residual interests in the form of interest only strips from automobile loan securitizations are based on a discounted cash flow analysis and are classified as a Level 3.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

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

Certain derivative transactions are executed with counterparties who are large financial institutions (“dealers”). These derivative transactions primarily consist of interest rate swaps that were used for fair value hedges, cash flow hedges and economic hedges of interest rate swaps executed with the Corporation’s customers. The Corporation and its subsidiaries maintain risk management policies and procedures to monitor and limit exposure to credit risk. Approved dealers for these transactions must have and maintain an investment grade rating on long-term senior debt from at least two nationally recognized statistical rating organizations or have a guarantor with an acceptable rating from such organizations. International Swaps and Derivative Association Master Agreements (“ISDA”) and Credit Support Annexes (“CSA”) are employed for all contracts with dealers. These agreements contain bilateral collateral arrangements. Notwithstanding its policies and procedures, the Corporation recognizes that unprecedented events could result in counterparty failure. The Corporation also recognizes that there could be additional credit exposure due to certain industry conventions established for operational efficiencies.

On a quarterly basis, the Corporation performs an analysis using historical and market implied default and recovery rates that also consider certain industry conventions established for operational efficiencies to estimate the potential impact on the reported fair values of these derivative financial assets and liabilities due to counterparty credit risk and the Corporation’s own credit risk. Based on this analysis, the Corporation determined that the impact of these factors was insignificant and did not make any additional credit risk adjustments for purposes of determining the reported fair values of these derivative assets and liabilities with dealers at December 31, 2009.

Certain derivative transactions are executed with customers whose counterparty credit risk is similar in nature to the credit risk associated with the Corporation’s lending activities. As is the case with a loan, the Corporation evaluates the credit risk of each of these customers on an individual basis and, where deemed appropriate collateral is obtained. The type of collateral varies and is often the same collateral as the collateral obtained to secure a customer’s loan. To assess the potential impact of counterparty credit risk on the fair values of derivative assets with customers, the Corporation incorporates probability analysis to estimate the amount of expected loss exposure of customer derivative contracts outstanding at December 31, 2009. While not significant, the Corporation did factor in the estimated amount of expected loss due to customer default into the reported fair value of its customer derivative assets at December 31, 2009.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (1)
Trading Assets:
Trading Securities	$—	$29,993	$—
Derivative Assets	—	225,653	—

Total Trading Assets	$—	$255,646	$—
Investment Securities Available for Sale (2):
U. S. Treasury	$—	$7,379	$—
U. S. Government Agencies	—	5,247,974	64,561
States and Political Subdivisions	—	802,023	41,979
Residential Mortgage Backed Securities	—	220,610	—
Corporate Notes	—	—	10,000
Asset Backed Securities	—	949	153,271
Foreign	—	3,025	1,385
Equity	135	—	—
Private Equity Investments	—	—	68,482

Total Investment Securities Available for Sale	$135	$6,281,960	$339,678
Accrued Interest and Other Assets:
Financial Guarantees—Credit Protection Purchased	$—	$13	$—

Liabilities (1)
Short-term Borrowings	$—	$14,604	$—
Accrued Expenses and Other Liabilities:
Derivative Liabilities	$—	$195,003	$11,600
Financial Guarantees—Credit Protection Sold	—	198	—

Total Accrued Expenses and Other Liabilities	$—	$195,201	$11,600

(1)	The amounts presented above exclude certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage interest rate risk. These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2. See Note 23 – Derivative Financial Instruments and Hedging Activities in Notes to Consolidated Financial Statements for further information. Level 3 derivative liabilities represent the fair value of the derivative financial instrument entered into in conjunction with the sale of the Corporation’s shares of Visa, Inc. (“Visa”) Class B common stock.
(2)	The amounts presented above are exclusive of $395,281 of investments in Federal Reserve Bank and FHLB stock, which are bought and sold at par and are carried at cost and $56,538 in affordable housing partnerships, which are generally carried on the equity method.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (1)
Trading Assets:
Trading Securities	$—	$186,792	$—
Derivative Assets	112	331,457	—

Total Trading Assets	$112	$518,249	$—
Investment Securities Available for Sale (2):
U. S. Treasury	$—	$1,308	$—
U. S. Government Agencies	—	5,675,798	2,864
States and Political Subdivisions	—	868,874	11,623
Residential Mortgage Backed Securities	—	165,757	—
Corporate Notes	—	124,416	10,000
Asset Backed Securities	—	1,494	109,437
Foreign	—	2,374	2,029
Equity	127	—	—
Private Equity Investments	—	—	65,288
Other	—	—	5,903

Total Investment Securities Available for Sale	$127	$6,840,021	$207,144

Liabilities (1)
Short-term Borrowings	$—	$23,478	$—
Accrued Expenses and Other Liabilities:
Derivative Liabilities	$(84)	$286,846	$—

(1)	The amounts presented above exclude certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage interest rate risk. These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2. See Note 23 – Derivative Financial Instruments and Hedging Activities in Notes to Consolidated Financial Statements for further information.
(2)	The amounts presented above are exclusive of $339,779 of investments in Federal Reserve Bank and FHLB stock, which are bought and sold at par and are carried at cost and $43,481 in affordable housing partnerships, which are generally carried on the equity method.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with financial instruments measured using significant unobservable inputs (Level 3) during the twelve months ended December 31, 2009:

	Investment Securities (1)	Private Equity Investments (2)	Other Assets	Total	Derivative Liabilities
Balance at December 31, 2008	$135,953	$65,288	$5,903	$207,144	$—
Net payments, purchases and sales	60,479	4,710	(5,073)	60,116	(3,143)
Discount accretion	128	—	308	436	—
Net transfers in and/or out of Level 3	34,637	—	—	34,637	—
Total gains or losses (realized or unrealized):
Included in earnings	—	(1,516)	300	(1,216)	14,743
Included in other comprehensive income	39,999	—	(1,438)	38,561	—

Balance at December 31, 2009	$271,196	$68,482	$—	$339,678	$11,600

Unrealized gains or losses for the year included in earnings attributable to unrealized gains or losses for assets still held at December 31, 2009	$—	$(1,596)	$—	$(1,596)	$(14,743)

(1)	Unrealized changes in fair value for available-for-sale investments (debt securities) are recorded in other comprehensive income, while gains and losses from sales are recorded in Net Investment Securities Gains in the Consolidated Statements of Income.
(2)	Private equity investments are generally recorded at fair value. Accordingly, both unrealized changes in fair value and gains or losses from sales are included in Net Investment Securities Gains in the Consolidated Statements of Income.

The increase in Level 3 investment securities at December 31, 2009 was primarily due to the purchase of certain Government National Mortgage Association (“GNMA”) securities and the transfer of certain municipal auction rate securities from Level 2. At December 31, 2009, the Corporation determined that it could not obtain a sufficient number of observable inputs in the form of market or broker quotes to substantiate a Level 2 classification.

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

The increase in Level 3 investment securities at December 31, 2008 was primarily due to the transfer of certain highly-rated asset backed securities. At December 31, 2008, the Corporation determined that it could not obtain a sufficient number of observable inputs in the form of market or broker quotes to substantiate a Level 2 classification.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Loans held for sale are recorded at lower of cost or market and therefore are reported at fair value on a nonrecurring basis. Such fair values are generally based on bids and are considered Level 2 fair values.

Nonaccrual loans greater than $1.0 million were individually evaluated for impairment. Impairment was measured based on the fair value of the collateral less estimated selling costs (“collateral value method”) or the fair value of the loan. All consumer-related renegotiated loans are evaluated for impairment based on the present value of the estimated cash flows discounted at the loan’s original effective interest rate (“discounted cash flow method”). A valuation allowance was recorded for the excess of the loan’s recorded investment over the amount determined by either the collateral value method or the discounted cash flow method. This valuation allowance is a component of the Allowance for loan and lease losses. The discounted cash flow method is not a fair value measure. For the collateral value method, the Corporation generally obtains appraisals to support the fair value of collateral underlying loans. Appraisals incorporate measures such as recent sales prices for comparable properties and costs of construction. The Corporation considers these fair values Level 3. For those loans individually evaluated for impairment using the collateral value method, the Corporation required a valuation allowance of $283,978 and $68,837 for loans with a recorded investment of $813,298 and $737,700 at December 31, 2009 and December 31, 2008, respectively. See Note 10 – Allowance for Loan and Lease Losses in Notes to Consolidated Financial Statements for more information.

OREO is recorded at fair value based on property appraisals, less selling costs, at the date of transfer. Subsequent to transfer, OREO is carried at the lower of cost or fair value, less estimated selling costs. The carrying value of OREO is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. At December 31, 2009 and 2008, the estimated fair value of OREO, less selling costs, amounted to $430,821 and $320,908, respectively.

On January 1, 2008, the Corporation adopted the Financial Instruments Topic of the Codification. The Financial Instruments Topic permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. The Financial Instruments Topic is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Financial Instruments Topic does not change requirements for recognizing and measuring dividend income, interest income, or interest expense. During 2009 and 2008, the Corporation did not elect to measure any existing financial instruments at fair value. However, the Corporation may elect to measure newly acquired financial instruments at fair value in the future.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

Fair Value of Financial Instruments

Book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 2009 and 2008 are presented in the following table. Derivative financial instruments designated as hedging instruments are included in the book values and fair values presented for the related hedged items. Derivative financial instruments designated as trading and other free standing derivatives are included in Trading assets.

Balance Sheet Financial Instruments ($ in millions)

	2009		2008
	Book Value	Fair Value	Book Value	Fair Value
Financial Assets:
Cash and short term investments	$1,961.3	$1,961.3	$1,082.1	$1,082.1
Trading assets	255.6	255.6	518.4	518.4
Investment securities available for sale	7,073.6	7,073.6	7,430.6	7,430.6
Investment securities held to maturity	103.6	107.0	238.0	243.4
Net loans and leases	42,737.2	37,668.6	48,782.4	45,224.8
Interest receivable	166.4	166.4	219.3	219.3

Financial Liabilities:
Deposits	41,637.5	42,113.1	41,023.1	41,537.2
Short-term borrowings	1,120.1	1,114.0	4,058.0	4,059.0
Long-term borrowings	6,425.9	6,147.5	9,613.7	9,332.4
Derivative liabilities	206.8	206.8	286.8	286.8
Interest payable	157.6	157.6	240.1	240.1

For the fair values disclosed above, quoted market prices are utilized by the Corporation, where readily available. If quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The calculated fair value estimates, therefore, cannot be substantiated by comparison to independent markets and, in many cases, could not be realized upon immediate settlement of the instrument. The current reporting requirements exclude certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the entire Corporation.

The following methods and assumptions are used in estimating the fair value for financial instruments.

Cash and short-term investments

The carrying amounts reported for cash and short-term investments approximates the fair values for those assets.

Trading assets and investment securities

Fair value is based on market prices where available. The fair value of trading assets and investment securities are categorized as Level 1, Level 2 and Level 3, based on the inputs to the valuations.

Net loans and leases

The fair value of loans and leases was derived from discounted cash flow analyses. Loans and leases as of December 31, 2009 were grouped into 1,891 pools based on similar characteristics such as maturity, payment type and payment frequency, rate type and underlying index, recent loan-to-value (LTV) measures and various types of credit indicators such as recent FICO scores and the Corporation’s internal loan rating system. Credit spreads were derived

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

from observable information wherever possible. In cases where observable information was not available because of inactive markets or the change in the loan characteristics such as declining collateral values, certain adjustments were judgmentally made to estimate credit spreads consistent with the manner the Corporation believes market participants would assess the fair value of the loan pool. The Corporation has estimated that increasing or decreasing the credit spreads by the equivalent of a 2 credit rating adjustment could affect the aggregate fair value of the loans and leases by approximately $0.9 billion or 2.1% of the net carrying value of total loans and leases at December 31, 2009. The fair value of loans held for sale is based on the expected sales price. At December 31, 2009, the fair value of net loans and leases is considered Level 2 and Level 3 in the fair value hierarchy.

Deposits

The fair value for demand deposits or any interest bearing deposits with no fixed maturity date is considered to approximate carrying value. Time deposits with defined maturity dates are considered to have a fair value which approximates the book value if the maturity date was within three months of the measurement date. The remaining time deposits are assigned fair values based on a discounted cash flow analysis using discount rates that approximate interest rates currently being offered on time deposits with comparable maturities. At December 31, 2009, the fair value of deposits is considered Level 2 in the Fair Value Hierarchy.

Borrowings

Short-term borrowings are generally carried at cost that approximates fair value. Long-term debt is valued using discounted cash flow analysis with discount curves developed using several methods. Wherever possible, the Corporation uses pricing from industry accepted services or recently observed transactions in the Corporation’s long-term debt to develop the discounting curves. The observed transactions are between unaffiliated parties where there has been sufficient transaction volume to conclude that the observed pricing is representative of the fair value of the long-term debt obligation. In the absence of representative observed transactions, the Corporation develops discount curves based on current incremental borrowing rates for similar types of arrangements. At December 31, 2009, the fair value of borrowings is considered Level 2 in the Fair Value Hierarchy.

Off-Balance Sheet Financial Instruments ($ in millions)

Fair values of off-balance sheet financial instruments have been estimated based on the equivalent fees, net of expenses, which would be charged for similar contracts and customers at December 31:

	2009	2008
Loan commitments	$11.4	$14.2
Commercial letters of credit	0.3	0.3
Credit support agreements	2.7	5.9
Standby letters of credit	9.5	12.9

See Note 22 – Financial Instruments with Off-Balance Sheet Risk in Notes to Consolidated Financial Statements for additional information.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

6. Earnings Per Common Share

The following presents a reconciliation of the numerators and denominators of the basic and diluted per common share computations (dollars and shares in thousands, except per share data):

	Year Ended December 31, 2009
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(758,617)
Preferred dividends	(100,164)

Net loss attributable to Marshall & Ilsley Corporation Common Shareholders	$(858,781)	348,532	$(2.46)

Effect of dilutive securities:
Stock option, restricted stock and other plans		—

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(758,617)
Preferred dividends	(100,164)

Net loss attributable to Marshall & Ilsley Corporation Common Shareholders	$(858,781)	348,532	$(2.46)

	Year Ended December 31, 2008
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(2,043,462)
Preferred dividends	(12,737)

Net loss attributable to Marshall & Ilsley Corporation Common Shareholders	$(2,056,199)	259,615	$(7.92)

Effect of dilutive securities:
Stock option, restricted stock and other plans		—

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(2,043,462)
Preferred dividends	(12,737)

Net loss attributable to Marshall & Ilsley Corporation Common Shareholders	$(2,056,199)	259,615	$(7.92)

	Year Ended December 31, 2007
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic:
Net income from continuing operations	$496,939		$1.91
Income from discontinued operations, net of tax	653,997		2.51

Net income attributable to Marshall & Ilsley Corporation Common Shareholders	$1,150,936	260,268	$4.42

Effect of dilutive securities:
Stock option, restricted stock and other plans		5,212

Diluted:
Net income from continuing operations	$496,939		$1.87
Income from discontinued operations, net of tax	653,997		2.47

Net income attributable to Marshall & Ilsley Corporation Common Shareholders	$1,150,936	265,480	$4.34

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

The table below presents the options to purchase shares of common stock not included in the computation of diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the common shares for the periods ended 2009, 2008 and 2007 (anti-dilutive options). As a result of the Corporation’s reported net loss for the years ended December 31, 2009 and December 31, 2008, all stock options outstanding were excluded from the computation of diluted earnings per common share. (shares in thousands)

Year Ended December 31,	Price Range	Shares
2009	$4.76 – $36.82	33,756
2008	8.55 – 36.82	33,439
2007	28.71 – 36.82	5,709

An outstanding warrant to purchase 13,815,789 shares of the Corporation’s common stock issued in connection with the Corporation’s participation in the U.S. Treasury Department’s Capital Purchase Program was not included in the computation of diluted earnings per common share for the years ended December 31, 2009 and 2008 because of the reported net loss in both years. In addition, the $18.62 per share exercise price of the Warrant was greater than the average market price of the Corporation’s common stock for the year ended December 31, 2009.

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

7. Business Combinations

The following acquisition, which is not considered to be a material business combination, was completed during 2009:

On May 29, 2009, the Corporation acquired the investment team and managed accounts of Delta Asset Management (“Delta”), an institutional large-cap core equity money manager based in Los Angeles, California. Delta, which was an operating division of Berkeley Capital Management LLC, had approximately $1.2 billion in assets under management as of April 30, 2009. Total consideration in this transaction amounted to $5.1 million, consisting of 775,166 shares of the Corporation’s common stock valued at $6.52 per common share. This is considered a non-cash transaction for the purposes of the Consolidated Statement of Cash Flows. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $3.8 million. The estimated identifiable intangible assets to be amortized (customer relationships and non-compete agreement), subject to a completed valuation, amounted to $1.2 million. The goodwill and intangibles resulting from this acquisition are deductible for tax purposes.

The following acquisitions, which are not considered to be material business combinations individually or in the aggregate, were completed during 2008:

On December 3, 2008, the Corporation completed its acquisition of an 80% equity interest in Taplin, Canida & Habacht, Inc. (“TCH”). TCH, based in Miami, Florida, is an institutional fixed income money manager with approximately $7.3 billion of assets under management as of December 31, 2008. Total consideration in this transaction amounted to $64.0 million, consisting of 4,863,221 shares of the Corporation’s common stock valued at $13.16 per common share. This is considered a non-cash transaction for the purposes of the Consolidated Statement of Cash Flows. TCH was integrated with the Corporation’s Wealth Management segment. Goodwill amounted to $42.1 million. The estimated identifiable intangible assets to be amortized (customer relationships, tradename and non-compete agreement) amounted to $22.3 million. The goodwill and intangibles resulting from this acquisition are

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

deductible for tax purposes. The Corporation will acquire the remaining 20% interest in TCH over the next five years through subsequent payments based on certain criteria, which include the future earnings of TCH, as defined in the TCH Purchase Agreement, and therefore cannot be determined at the present time.

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

On April 20, 2007, the Corporation completed its acquisition of North Star Financial Corporation (“North Star”) of Chicago, Illinois. Total consideration in this transaction amounted to $21.0 million, consisting of 441,252 shares of the Corporation’s common stock valued at $47.55 per common share. North Star and its subsidiaries provide a variety of wealth management services through personal and other trusts. In addition, North Star offers a variety of other products and services including land trusts, 1031 exchanges for both real and personal property, and ESOP services, including consultative services relating to the transfer of small-business stock ownership. North Star’s businesses were integrated with the Corporation’s Wealth Management segment. Initial goodwill amounted to $16.7 million. The estimated identifiable intangible assets to be amortized (customer relationships, tradename and non-compete agreement) with a weighted average life of 7.0 years amounted to $10.2 million. This is considered a non-cash transaction for the purposes of the Consolidated Statement of Cash Flows. The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

8. Investment Securities

The amortized cost and fair value of investment securities by major security type, held by the Corporation at December 31 were as follows:

	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
U.S. Treasury	$7,335	$7,379	$1,283	$1,308
U.S. Government agencies	5,291,115	5,312,535	5,663,664	5,678,662
States and political subdivisions	831,248	844,002	874,183	880,497
Residential mortgage backed securities	221,819	220,610	175,740	165,757

Corporate notes	10,000	10,000	133,844	134,295
Cash flow hedge—corporate notes	—	—	121	121

Total Corporate notes	10,000	10,000	133,965	134,416
Asset backed securities (1)	208,330	154,220	211,676	110,931
Equity	115	135	115	127
Private Equity investments	68,494	68,482	65,300	65,288
Federal Reserve Bank & FHLB Stock	395,281	395,281	339,779	339,779
Affordable Housing Partnerships	56,538	56,538	43,481	43,481
Foreign	4,410	4,410	4,403	4,403
Other	—	—	4,465	5,903

Total	$7,094,685	$7,073,592	$7,518,054	$7,430,552

Held to Maturity:
States and political subdivisions	$102,566	$105,962	$237,009	$242,395
Foreign	1,000	1,000	1,000	1,000

Total	$103,566	$106,962	$238,009	$243,395

(1)	Beginning in 2009, the Corporation incorporated a discounted cash flow valuation methodology, which involves an evaluation of the credit quality of the underlying collateral, cash flow structure and risk adjusted discount rates, with market or broker quotes for certain senior tranche asset backed securities. The discounted cash flow valuation meets the criteria included in the Fair Value Measurements and Disclosures Topic of the Codification. Primarily as a result of this change, the fair value of these securities increased, however, the amount was not material. This change was accounted for as a change in estimate and included in unrealized gains in other comprehensive income for the year ended December 31, 2009.

During the second quarter of 2008, $1.6 million of investment securities in the Corporation’s held to maturity portfolio were downgraded. As a result, the Corporation sold these securities, as permitted under the Investments—Debt and Equity Securities Topic of the Codification. The gains associated with this sale were immaterial.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

The unrealized gains and losses of investment securities, by major security type, at December 31 were as follows:

	2009		2008
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
Available for Sale:
U.S. Treasury	$47	$3	$25	$—
U.S. Government agencies	53,272	31,852	93,516	78,518
States and political subdivisions	23,557	10,803	19,387	13,073
Residential mortgage backed securities	2,041	3,250	214	10,197

Corporate notes	—	—	464	13
Cash flow hedge—corporate notes	—	—	—	—

Total Corporate notes	—	—	464	13

Asset backed securities	8	54,118	—	100,745
Equity	20	—	12	—
Private Equity investments	52	64	52	64
Federal Reserve Bank & FHLB Stock	—	—	—	—
Affordable Housing Partnerships	—	—	—	—
Foreign	—	—	—	—
Other	—	—	1,438	—

Total	$78,997	$100,090	$115,108	$202,610

Held to Maturity:
States and political subdivisions	$3,613	$217	$5,562	$176
Foreign	—	—	—	—

Total	$3,613	$217	$5,562	$176

The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$747	$3	$—	$—	$747	$3
U.S. Government agencies	1,761,701	23,839	1,015,790	8,013	2,777,491	31,852
States and political subdivisions	40,517	6,730	101,432	4,290	141,949	11,020
Residential mortgage backed Securities	55,009	2,116	48,270	1,134	103,279	3,250
Corporate notes	—	—	—	—	—	—
Asset backed securities	—	—	153,154	54,118	153,154	54,118
Equity	—	—	—	—	—	—
Private Equity investments	—	—	—	64	—	64
Federal Reserve Bank & FHLB Stock	—	—	—	—	—	—
Affordable Housing Partnerships	—	—	—	—	—	—
Foreign	825	—	400	—	1,225	—
Other	—	—	—	—	—	—

Total	$1,858,799	$32,688	$1,319,046	$67,619	$3,177,845	$100,307

The investment securities in the above table were temporarily impaired at December 31, 2009. This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

December 31, 2009. The temporary impairment in the investment securities portfolio is the result of market interest rates since the investment securities were acquired and not from a decline in value due to a credit event. At December 31, 2009, the Corporation does not intend to sell these temporarily impaired investment securities until a recovery of recorded investment, which may be at maturity, and it is more likely than not that the Corporation will not have to sell the investment securities prior to recovery of recorded investment.

The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	875,294	27,597	1,019,911	50,921	1,895,205	78,518
States and political subdivisions	126,329	4,619	130,134	8,630	256,463	13,249
Residential mortgage backed Securities	65,971	4,287	62,397	5,910	128,368	10,197
Corporate notes	35,027	13	—	—	35,027	13
Asset backed securities	50,867	18,485	59,566	82,260	110,433	100,745
Equity	—	—	—	—	—	—
Private Equity investments	—	—	—	64	—	64
Federal Reserve Bank & FHLB Stock	—	—	—	—	—	—
Affordable Housing Partnerships	—	—	—	—	—	—
Foreign	1,975	—	400	—	2,375	—
Other	—	—	—	—	—	—

Total	$1,155,463	$55,001	$1,272,408	$147,785	$2,427,871	$202,786

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2009 were:

	Investment Securities Available for Sale		Investment Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$491,885	$502,321	$13,431	$13,580
From one through five years	3,378,760	3,408,934	43,628	45,374
From five through ten years	2,108,820	2,104,375	46,507	48,008
After ten years	1,115,220	1,057,962	—	—

Total	$7,094,685	$7,073,592	$103,566	$106,962

The gross investment securities gains and losses, including Wealth Management transactions, amounted to $132,074 and $9,721 in 2009, $32,023 and $14,697 in 2008, and $46,378 and $11,560 in 2007, respectively. See the Consolidated Statements of Cash Flows for the proceeds from the sale of investment securities.

Income tax expense related to net securities transactions amounted to $45,565, $6,164, and $12,198 in 2009, 2008, and 2007, respectively.

At December 31, 2009, securities with a value of approximately $1,530,764 were pledged to secure public deposits, short-term borrowings, interest rate swaps and for other purposes required by law.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

9. Loans and Leases

Total loans and leases were $44,217,626 and $49,984,544 at December 31, 2009 and December 31, 2008, respectively.

Loans and leases, excluding loans held for sale, at December 31 were:

	2009	2008
Commercial, financial and agricultural	$12,473,995	$14,880,153
Real estate:
Commercial mortgage	13,634,894	12,531,105
Construction and development	5,481,547	8,981,062
Residential mortgage	4,920,765	5,708,385
Home equity loans and lines of credit	4,685,370	5,067,322

Total Real Estate	28,722,576	32,287,874
Personal	2,191,449	1,821,832
Lease financing	615,447	774,294

Total	$44,003,467	$49,764,153

Loans and leases are presented net of unearned income and unamortized deferred fees, which amounted to $111,924 and $149,894 at December 31, 2009 and 2008, respectively.

Loans held for sale, at December 31 were:

	2009	2008
Commercial, financial and agricultural	$1,633	$—
Real estate:
Commercial mortgage	11,031	10,401
Construction and development	57,333	62,201
Residential mortgage	48,105	25,523
Home equity loans and lines of credit	29,224	14,724

Total Real Estate	145,693	112,849
Personal	66,833	107,542

Total	$214,159	$220,391

Included in loans held for sale are nonaccrual loans which amounted to $57,670 and $69,139 at December 31, 2009 and 2008, respectively. Loans held for sale at December 31, 2009, included $15 of troubled debt restructured loans, which the Corporation refers to as renegotiated loans.

For the years ended December 31, 2009, 2008 and 2007, loans transferred to OREO, net of initial write-downs, amounted to $534,258, $343,541 and $123,522, respectively. These amounts are considered non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

Commercial loans and commercial mortgages are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan.

The Corporation evaluates the credit risk of each commercial customer on an individual basis and, where deemed appropriate, collateral is obtained. Collateral varies by loan type and individual loan customer and may include accounts receivable, inventory, real estate, equipment, deposits, personal and government guarantees, and general security agreements. The Corporation’s access to collateral is dependent upon the type of collateral obtained.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

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

The Corporation’s lending activities are concentrated primarily in the Midwest. The Corporation’s loan portfolio consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 2009, total loans to any group of customers engaged in similar activities and having similar economic characteristics, as defined by the North American Industry Classification System, did not exceed 10% of total loans. The following table presents a geographical summary of loans and leases as a percent of total consolidated loans and leases at December 31:

	2009	2008
Wisconsin	37.4%	36.1%
Arizona	12.1	15.0
Minnesota	10.7	10.4
Missouri	7.3	7.0
Florida	6.1	6.2
Indiana	3.6	3.2
Kansas	2.5	2.3
Others	20.3	19.8

Total	100.0%	100.0%

The Corporation offers a variety of loan products with payment terms and rate structures that have been designed to meet the needs of its customers within an established framework of acceptable credit risk. Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity. Interest only loans are typical in commercial and business line of credit or revolving line of credit loans, home equity lines of credit and construction loans (residential and commercial). At December 31, 2009, the Corporation did not have loans with below market or so-called teaser interest rates. At December 31, 2009, the Corporation did not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increase in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).

The Corporation periodically reviews the residual values associated with its leasing portfolios. Declines in residual values that are judged to be other than temporary are recognized as a loss resulting in a reduction in the net investment in the lease. The Corporation reported no loss related to residual impairment for the year ended December 31, 2009.

Loans outstanding to directors and officers, including their related interests, by the Corporation and its significant subsidiaries did not exceed the reporting threshold at any time during 2009.

At December 31, 2009, loans and leases with a value of approximately $21,984,259 were pledged to secure deposits, borrowings and for other purposes required by law.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

10. Allowance for Loan and Lease Losses

An analysis of the allowance for loan and lease losses follows:

	2009	2008	2007
Balance, beginning of year	$1,202,167	$496,191	$420,610
Allowance of loans and leases acquired	—	32,110	11,713
Provision for loan and lease losses	2,314,649	2,037,707	319,760
Charge-offs	(2,093,094)	(1,394,429)	(271,345)
Recoveries	56,748	30,588	15,453

Balance, end of year	$1,480,470	$1,202,167	$496,191

As of December 31, 2009 and 2008, total nonaccrual loans and leases totaled $2,044,751 and $1,526,950 and renegotiated loans totaled $793,459 and $270,357, respectively.

For purposes of impairment testing, nonaccrual loans greater than one million dollars and all renegotiated loans were evaluated for impairment. The present value of expected future cash flows discounted at the loan’s effective interest rate was the primary method used to measure impairment for renegotiated loans. The estimated value of the collateral less selling costs was the primary method used to measure impairment for nonaccrual loans greater than or equal to the threshold. Nonaccrual loans below the threshold were collectively evaluated as homogeneous pools. The required valuation allowance is included in the allowance for loan and lease losses in the Consolidated Balance Sheets. At December 31, 2009 and 2008, the Corporation’s recorded investment in impaired loans and leases and the related valuation allowance consisted of the following:

	2009		2008
	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Total nonaccrual and renegotiated loans and leases	$2,838,210		$1,797,307
Less: nonaccrual and renegotiated loans held for sale	(57,685)		(69,139)

Total impaired loans and leases	$2,780,525		$1,728,168
Loans and leases excluded from individual evaluation	(631,485)		(803,646)

Impaired loans evaluated	$2,149,040		$924,522

Valuation allowance required	$1,460,146	$383,559	$513,822	$99,634
No valuation allowance required	688,894	—	410,700	—

Impaired loans evaluated	$2,149,040	$383,559	$924,522	$99,634

The recorded investment in impaired loans is net of applications of cash interest payments and net of previous direct write-downs of $714,171 in 2009 and $534,578 in 2008 against the loan balances outstanding.

The average recorded investment in total impaired loans and leases for the years ended December 31, 2009 and 2008 amounted to $2,952,148 and $1,202,049, respectively.

Interest payments received on nonaccrual loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. Interest on renegotiated loans is recognized on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms. Interest income recognized on total impaired loans and leases amounted to $107,046 in 2009, $108,259 in 2008 and $42,806 in 2007. The gross income that would have been recognized had such loans and leases been performing in accordance with their original terms would have been $219,235 in 2009, $165,841 in 2008 and $75,164 in 2007.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

11. Financial Asset Sales

The Corporation discontinued, on a recurring basis, the sale and securitization of automobile loans into the secondary market.

As a result of clean-up calls and other events, the Corporation acquired the remaining loans from the auto securitization trusts in the third quarter of 2009 and recognized net gains of $5,163. The loans were returned as portfolio loans at fair value. The Corporation no longer participates in the securitizations, and therefore no longer has any retained interests or any future obligations.

For the year ended December 31, 2009, net gains associated with the securitization of automobile loans amounted to $5,501. During 2008 and 2007, the Corporation recognized net gains (losses) of ($354) and $1,155, respectively, on the sale and securitization of automobile loans. Net trading gains (losses) associated with related interest swaps amounted to $845, $2,627 and ($60) in 2009, 2008 and 2007, respectively.

Net gains (losses) associated with the retained interests, held in the form of interest-only strips amounted to $300 in 2009, ($1,743) in 2008 and ($1,940) in 2007 and are included in Net Investment Securities Gains in the Consolidated Statements of Income. The gains realized in 2009, 2008 and 2007 resulted from excess cash received over the carrying amount of certain interest-only strips. The gains in 2008 and 2007 were offset by impairment losses of $1,972 and $2,941, respectively. The impairment losses in 2008 and 2007 were the result of the differences between the actual credit losses experienced compared to the expected credit losses used in measuring certain interest-only strips. Those impairments were deemed to be other than temporary.

Retained interests and other assets at December 31, 2008 were $38,147, which consisted of interest-only strips, cash collateral accounts and servicing advances.

12. Variable Interest Entities

The Corporation is committed to community reinvestment and is required under federal law to take affirmative steps to meet the credit needs of the local communities it serves. For this purpose, the Corporation holds variable interests in variable interest entities. The Corporation regularly invests in or lends to entities that: own residential facilities that provide housing for low-to-moderate income families (affordable housing projects); own commercial properties that are involved in historical preservations (rehabilitation projects); or provide funds for qualified low income community investments. These projects are generally located within the geographic markets served by the Corporation’s banking segment. The Corporation’s involvement in these entities is limited to providing funding in the form of subordinated debt or equity interests. The Corporation does not have the power to direct the activities of the entities that significantly affects their economic performance. At December 31, 2009, the aggregate carrying value of investments in the form of subordinated debt amounted to $5,148 and represented an involvement in fourteen unrelated entities.

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

The Corporation’s maximum exposure to loss as a result of its involvement with these entities is generally limited to the carrying value of these investments plus any unfunded commitments on projects that are not completed. At December 31, 2009, the aggregate carrying value of the subordinated debt and equity investments was $56,559 and the amount of unfunded commitments outstanding was $16,079.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

13. Premises and Equipment

The composition of premises and equipment at December 31 was:

	2009	2008
Land	$140,630	$137,265
Building and leasehold improvements	601,030	585,485
Furniture and equipment	312,905	309,326

	1,054,565	1,032,076
Accumulated depreciation	(488,759)	(467,287)

Premises and Equipment, Net	$565,806	$564,789

Depreciation expense from continuing operations was $48,707 in 2009, $44,160 in 2008, and $43,117 in 2007.

The Corporation leases certain of its facilities and equipment. Rent expense under such operating leases was $39,328 in 2009, $37,270 in 2008 and $29,172 in 2007.

The future minimum lease payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year for 2010 through 2014 are $30,899, $27,580, $26,092, $23,312 and $20,966, respectively.

14. Goodwill and Other Intangibles

The Intangibles—Goodwill and Other Topic of the Codification adopts an aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units). A reporting unit is an operating segment as defined by the Segment Reporting Topic of the Codification, or one level below an operating segment.

The Intangibles—Goodwill and Other Topic of the Codification provides guidance for impairment testing of goodwill and intangible assets that are not amortized. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.

The Corporation has elected to perform its annual test for goodwill as of June 30th. Other than goodwill, the Corporation did not have any other intangible assets with indefinite lives at December 31, 2009 and 2008.

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

The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. See Note 5 – Fair Value Measurements in Notes to Consolidated Financial Statements for a description of the methods employed to determine the fair value of the assets and liabilities allocated to the reporting units. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

value of goodwill. The allocation process is performed solely for purposes of testing goodwill for impairment. Recognized assets and liabilities and previously unrecognized intangible assets are not adjusted or recognized as a result of the allocation process.

The Corporation completed the second step of the process and determined that goodwill for the two reporting units that failed step one of the goodwill impairment tests and one reporting unit that marginally passed step one of the goodwill impairment test was not impaired.

The changes in carrying amount of goodwill for the twelve months ended December 31, 2009 were as follows:

	Commercial Banking	Community Banking	Wealth Management	Others	Total
Gross amount of goodwill	$1,252,880	$609,510	$157,121	$120,777	$2,140,288
Accumulated impairment losses	(925,634)	(609,510)	—	—	(1,535,144)

Goodwill balance as of December 31, 2008	327,246	—	157,121	120,777	605,144
Goodwill acquired during the year	—	—	3,788	—	3,788
Purchase accounting adjustments	(2,285)	—	2,870	—	585

Goodwill balance as of December 31, 2009	$324,961	$—	$163,779	$120,777	$609,517

Goodwill acquired during 2009 includes initial goodwill of $3,788 for the acquisition of Delta. See Note 7—Business Combinations in Notes to Consolidated Financial Statements for additional information regarding this acquisition. Purchase accounting adjustments for the Commercial Banking segment relates to an income tax adjustment for a prior acquisition. Purchase accounting adjustments for Wealth Management represent adjustments made to the initial estimates of fair value associated with the December 2008 acquisition of TCH.

Purchase accounting adjustments are adjustments to initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs or exit liabilities, if any, and the reduction of goodwill allocated to sale transactions.

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

Goodwill acquired during 2008 included initial goodwill of $412,748 for the acquisition of First Indiana and $39,209 for the acquisition of TCH. Purchase accounting adjustments for Wealth Management represent adjustments made to the initial estimates of fair value associated with the acquisition of North Star Financial Corporation and a reduction due to the divestiture of a component of North Star Financial Corporation. During the second quarter of 2008, management consolidated certain lending activities and transferred the assets and the related goodwill from the Community Banking segment to the National Consumer Lending Division reporting unit, which is a component of Others.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

As a result of the unprecedented weakness in the financial markets and the decline in the Corporation’s common stock price, numerous tests for goodwill impairment were performed throughout 2008. The results of goodwill impairment testing at the end of the fourth quarter of 2008 indicated that the implied fair value of goodwill for the Commercial Banking and Community Banking segments was less than the recorded value of goodwill allocated to those segments resulting in the non-cash write-down for goodwill impairment. The Corporation’s and its subsidiaries’ Tier 1 and Total regulatory capital ratios were unaffected by the goodwill impairment. See Note 18 – Shareholders’ Equity in Notes to Consolidated Financial Statements for additional information.

The Corporation’s other intangible assets consisted of the following at December 31, 2009:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (Yrs)
Other intangible assets:
Core deposit intangibles	$216,177	$(113,268)	$102,909	6.8
Trust customers	29,354	(7,288)	22,066	6.9
Tradename	3,975	(1,014)	2,961	8.3
Other intangibles	7,235	(2,795)	4,440	6.1

Total	$256,741	$(124,365)	$132,376	6.8

Mortgage loan servicing rights			$1,691

The Corporation’s other intangible assets consisted of the following at December 31, 2008:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (Yrs)
Other intangible assets:
Core deposit intangibles	$254,229	$(134,008)	$120,221	6.2
Trust customers	11,384	(4,049)	7,335	6.9
Tradename	1,335	(453)	882	5.0
Other intangibles	29,047	(1,583)	27,464	9.6

Total	$295,995	$(140,093)	$155,902	6.6

Mortgage loan servicing rights			$2,403

Amortization expense of other acquired intangible assets amounted to $22,324, $22,982 and $19,199 in 2009, 2008 and 2007, respectively. Amortization of mortgage loan servicing rights was $1,099, $1,300 and $1,352 in 2009, 2008 and 2007, respectively.

The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five years are:

2010	$20,133
2011	17,355
2012	14,870
2013	12,793
2014	11,036

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

Mortgage loan servicing rights are subject to the prepayment risk inherent in the underlying loans that are being serviced. The actual remaining life could be significantly different due to actual prepayment experience in future periods.

15. Deposits

The composition of deposits at December 31 was:

	2009	2008
Noninterest bearing demand	$7,832,752	$6,879,994
Interest bearing:
Savings and NOW	6,938,091	3,454,085
Money Market	11,314,909	10,753,000
CD’s $100,000 and over:
CD’s $100,000 and over	9,702,183	12,301,142
Cash flow hedge—Institutional CDs	13,427	27,737

Total CDs $100,000 and over	9,715,610	12,328,879
Other time	5,589,900	5,743,480
Foreign	246,263	1,863,703

Total interest bearing	33,804,773	34,143,147

Total deposits	$41,637,525	$41,023,141

At December 31, 2009, the scheduled maturities for CDs $100,000 and over, other time deposits, and foreign deposits were:

2010	$5,734,331
2011	1,528,863
2012	936,324
2013	1,237,554
2014 and thereafter	6,101,274

Total	$15,538,346

The maturity distribution of time deposits issued in amounts of $100,000 and over outstanding at December 31, 2009 was:

Three months or less	$1,092,936
Over three and through six months	603,940
Over six and through twelve months	535,322
Over twelve months	7,469,985

Total	$9,702,183

At December 31, 2009, time deposits issued by foreign offices totaled $246,263. The majority of foreign deposits were in denominations of $100,000 or more.

FDIC’s Temporary Liquidity Guarantee Program

On December 5, 2008, the Corporation announced that it and its eligible affiliates will be participating in a component of the FDIC’s Temporary Liquidity Guarantee Program—the Transaction Account Guarantee Program (the “TAGP”).

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

Under the TAGP, which has been extended until June 30, 2010, all noninterest-bearing transaction accounts (which the TAGP defines as including all noninterest-bearing personal and business checking accounts, NOW accounts earning no more than 0.5 percent interest, and Interest on Lawyer Trust Accounts) held at M&I’s affiliate banks are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit rules.

Separately, Congress extended the temporary increase in the standard coverage of FDIC insurance on deposits to a limit of $250,000 until December 31, 2013.

FDIC’s Prepaid Assessments

On November 12, 2009, the FDIC adopted the final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. As a result, the Corporation recorded a $333,565 prepaid FDIC premium assessment at December 31, 2009 which is included in Accrued Interest and Other Assets in the Consolidated Balance Sheets.

16. Short-term Borrowings

Short-term borrowings at December 31 were:

	2009	2008
Federal Funds Purchased and Security Repurchase Agreements	$520,905	$1,190,000
U.S. Treasury demand notes—TAF	—	2,500,000
U.S. Treasury demand notes	73,959	36,654
Federal Home Loan Bank (FHLB) notes payable	510,000	260,000
Senior bank notes	—	22,000
Commercial paper	—	17,264
Other	15,283	32,115

Short-term borrowings	$1,120,147	$4,058,033

At December 31, 2009, there were two FHLB short-term notes payable, which included $260,000 with a fixed interest rate of 0.46% that matured on February 8, 2010 and $250,000 with a fixed interest rate of 0.46% that matured on February 10, 2010. At December 31, 2008, the FHLB short-term note payable had a fixed interest rate of 1.05% and matured on February 9, 2009. The Corporation was required to pledge mortgage related assets as collateral to the FHLB to secure the borrowing.

The United States Federal Reserve (the “Federal Reserve”) implemented a temporary Term Auction Facility (“TAF”), which is a program designed to address elevated pressures in short-term funding markets. Under the TAF program, the Federal Reserve auctions collateralized loans to qualified depository institutions. At December 31, 2008, the Corporation had two TAF borrowings outstanding, which included $2,000,000 with a term of 85 days and $500,000 with a term of 84 days.

Information related to Federal funds purchased and security repurchase agreements for the last three years is as follows:

	2009	2008	2007
Amount outstanding at year end	$520,905	$1,190,000	$2,262,355
Average amount outstanding during the year	1,332,932	2,929,677	3,144,774
Maximum outstanding at any month’s end	2,513,038	3,978,229	4,078,168
Weighted average interest rate at year end	0.23%	0.25%	3.30%
Weighted average interest rate during the year	0.26	2.09	5.03

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

17. Long-term Borrowings

Long-term borrowings at December 31 were:

	2009	2008
Parent Corporation:
Medium-term notes Series E, F and MiNotes	$453,589	$463,040
4.375% senior notes	—	599,653
5.626% senior notes	—	399,323
Floating rate subordinated notes	31,806	32,709
7.50% subordinated notes	22,361	22,331
Floating rate junior subordinated deferrable interest debentures	16,000	15,896
Floating rate junior subordinated deferrable interest debentures	30,000	30,119
Floating rate junior subordinated deferrable interest debentures	38,000	37,883
10.60% junior subordinated deferrable interest debentures	15,380	15,887

Subsidiaries:
Borrowings from Federal Home Loan Bank (FHLB):
Floating rate advances	1,591,900	1,591,900
Cash flow hedge—FHLB advances	51,653	98,430

Floating rate advances	1,643,553	1,690,330
Fixed rate advances	1,056,361	1,685,257
Senior bank notes:
Floating rate bank notes	553,954	1,129,172
Cash flow hedge—Floating rate bank notes	4,574	30,666

Floating rate bank notes	558,528	1,159,838
Fixed rate bank notes	487,493	1,075,123
Senior bank notes—Amortizing bank notes	—	36,357
Subordinated bank notes:
Floating rate subordinated bank notes	361,011	600,000
Fixed rate subordinated bank notes	1,238,078	1,276,759
3.875% bank notes—Farmer Mac	473,695	472,937
Nonrecourse notes	—	62
Other	—	213

Long-term borrowings	$6,425,855	$9,613,717

At December 31, 2009, Series E notes outstanding amounted to $79,930 with fixed rates of 5.02% to 6.00%. Series E notes outstanding mature at various times and amounts through 2023. At December 31, 2009, the Series F note outstanding amounted to $250,000 with a fixed rate of 5.35%. The Series F note matures in 2011. The MiNotes, issued in minimum denominations of one thousand dollars or integral multiples of one thousand dollars, may have maturities ranging from nine months to 30 years and may be at fixed or floating rates. At December 31, 2009, MiNotes outstanding amounted to $127,483 with fixed rates ranging from 3.85% to 6.30%. MiNotes outstanding mature at various times through 2038.

The Corporation’s floating rate subordinated-debt securities mature November 2011 and pay interest semiannually at a variable rate, based upon six-month LIBOR plus 3.75%. At December 31, 2009, 20% of the subordinated notes qualified as “Tier 2” or supplementary capital for regulatory capital purposes.

In conjunction with the acquisition of First Indiana, the Corporation assumed $22,500 of subordinated notes maturing in November 2013. These subordinated notes carry a fixed interest rate of 7.50% with interest payable semiannually. At December 31, 2009, 60% of the subordinated notes qualified as “Tier 2” or supplementary capital for regulatory capital purposes.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

In conjunction with the acquisitions of Gold Banc, Trustcorp, Excel and First Indiana, M&I acquired all of the common interests in trusts that issued cumulative preferred capital securities that are supported by junior subordinated deferrable interest debentures. These trusts are 100% owned unconsolidated finance subsidiaries of the Corporation. M&I has fully and unconditionally guaranteed the securities that the trusts have issued. The junior subordinated deferrable interest debentures qualify as “Tier 1” capital for regulatory capital purposes.

Gold Banc Trust III was formed in March 2004, and issued $16,000 of trust-preferred securities to institutional investors. Gold Banc Trust III used the proceeds from the issuance of the trust-preferred securities, as well as Gold Banc’s $495 capital investment in the trust, to purchase $16,495 of junior subordinated debt securities issued by Gold Banc. The debentures mature on April 23, 2034, and may be redeemed, at the option of the Corporation after April 23, 2009. The interest rate of the debentures was fixed at 5.80% for a five-year period through April 23, 2009. Thereafter, interest is at a floating rate equal to the three-month London Inter-Bank Offered Rate (“LIBOR”) plus 2.75%, adjustable quarterly. Interest is payable quarterly. The dividend rate on the trust-preferred securities is identical to the interest rate of the related junior subordinated deferrable interest debentures.

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

Gold Banc Capital Trust V was formed in November 2004, and issued $38,000 of trust-preferred securities to institutional investors. Gold Banc Capital Trust V used the proceeds from the issuance of the trust-preferred securities, as well as Gold Banc’s $1,176 capital investment in the trust, to purchase $39,176 of junior subordinated deferrable interest debentures issued by Gold Banc. The debentures mature on December 15, 2034, and may be redeemed, at the option of the Corporation after December 15, 2009. The interest rate of the debentures was fixed at 6.00% for a five-year period through December 15, 2009. Thereafter, interest is at a floating rate equal to three-month LIBOR plus 2.10%, adjustable quarterly. Interest is payable quarterly. The dividend rate on the trust-preferred securities is identical to the interest rate of the related junior subordinated deferrable interest debentures.

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

At December 31, 2009, floating rate FHLB advances outstanding mature at various times between 2011 and 2018. The interest rate is reset monthly based on one-month LIBOR. Fixed rate FHLB advances have interest rates, which range from 2.18% to 8.47% and mature at various times in 2010 through 2026.

The Corporation is required to maintain unencumbered first mortgage loans and mortgage-related securities such that the outstanding balance of FHLB advances does not exceed 85% (70% for multi-family and 50% for home equity loans) of the book value of this collateral. In addition, a portion of these advances are collateralized by FHLB stock.

During 2009, the Corporation modified $580 million of fixed rate FHLB advances. The weighted-average interest rate on the debt was modified from 4.83% to 2.20% and the terms were extended. A payment of $29 million was made and is recorded as a discount to be amortized over the remaining life of the modified debt.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

The floating rate senior bank notes have interest rates based on one-month or three-month LIBOR with a spread that ranges from a plus 0.11% to a plus 0.13%. Interest payments are either monthly or quarterly. The floating rate senior bank notes outstanding mature at various times and amounts from 2010 to 2011.

The fixed rate senior bank notes have interest rates, which range from 4.40% to 5.52% and pay interest semi-annually. The fixed rate senior bank notes outstanding mature at various times and amounts from 2010 through 2017.

The floating rate subordinated bank notes, issued by M&I Bank mature in 2012 and have an interest rate based on the three-month LIBOR plus 0.27%, adjustable quarterly. Interest is payable quarterly. At December 31, 2009, 40% of the floating rate subordinated bank notes qualified as “Tier 2” or supplementary capital for regulatory capital purposes.

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

The Corporation re-acquired and extinguished both bank holding company and banking affiliate long-term borrowings through open market purchases in 2009 and 2008. The borrowings consisted of various senior and subordinated notes. Small blocks of various bank holding company and bank notes were acquired in individual transactions in 2009 and 2008. In addition, a $400 million public tender of M&I Bank senior and subordinated notes was completed in 2009. During 2009, the Corporation re-acquired and extinguished $1,285.7 million of debt. The gain amounted to $99.4 million and is reported as Gain on Termination of Debt in the Consolidated Statements of Income. During 2008, the Corporation re-acquired and extinguished $169.2 million of debt at gain of $14.7 million.

The $600 million of 4.375% senior notes issued by the Corporation in 2004 matured on August 1, 2009.

The $400 million of 5.626% senior notes issued by the Corporation in 2007 matured on August 17, 2009.

Scheduled maturities of long-term borrowings are $822,328, $1,581,541, $987,699, $1,152,500 and $81,142 for 2010 through 2014, respectively.

FDIC’s Temporary Liquidity Guarantee Program

On December 5, 2008, the Corporation announced that it and its eligible affiliates will be participating in a component of the FDIC’s Temporary Liquidity Guarantee Program—the Debt Guarantee Program (the “DGP”).

Under the DGP, certain senior unsecured debt issued by M&I and its eligible affiliates will be guaranteed by the FDIC, and the debt will be backed by the full faith and credit of the United States. The DGP has been extended for senior unsecured debt issued after April 1, 2009 and before October 31, 2009 and maturing on or before December 31, 2012.

On October 20, 2009, the FDIC established a limited, six-month emergency guarantee facility upon expiration of the DGP. Under this emergency guarantee facility, participating entities can apply to the FDIC for permission to issue FDIC-guaranteed debt during the period starting October 31, 2009 through April 30, 2010.

During 2009 and 2008, the Corporation did not issue any debt guaranteed by the FDIC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

18. Shareholders’ Equity

On October 27, 2009, the Corporation announced the closing of its public offering of 156.4 million shares of its $1.00 par value common stock at $5.75 per share. The 156.4 million shares included 20.4 million shares issued pursuant to an option granted to the underwriters by the Corporation, which was exercised in full. The proceeds, net of underwriting discounts and commissions and offering expenses, from the offering amounted to $863.1 million.

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

The Corporation also sold on an at-the-market basis 670,300 shares of its common stock resulting in proceeds of $4.5 million, net of fees and commissions and offering expenses, during the second quarter of 2009.

The Corporation has 5,000,000 shares of preferred stock authorized, with a par value of $1.00 per share. At December 31, 2009, there were 1,715,000 shares of Senior Preferred Stock, Series B issued and outstanding with a liquidation preference of $1,000 per share.

On November 14, 2008, as part of the United States Treasury Department’s (the “UST”) Capital Purchase Program (“CPP”), the Corporation entered into a Letter Agreement with the UST. Pursuant to the Securities Purchase Agreement—Standard Terms (the “Securities Purchase Agreement”) attached to the Letter Agreement, the Corporation sold 1,715,000 shares of the Corporation’s Senior Preferred Stock, Series B (the “Senior Preferred Stock”), having a liquidation preference of $1,000 per share, for a total price of $1,715 million. The Senior Preferred Stock qualifies as Tier 1 capital and pay cumulative compounding dividends at a rate of 5% per year for the first five years and 9% per year thereafter.

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

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

During 2004, the Corporation and M&I Capital Trust B issued 16,000,000 units of Common SPACESSM . Each unit has a stated value of $25.00 for an aggregate value of $400.0 million. Each Common SPACES consisted of (i) a stock purchase contract under which the investor agreed to purchase for $25, a fraction of a share of the Corporation’s common stock on the stock purchase date and (ii) a 1/40, or 2.5%, undivided beneficial interest in a preferred security of M&I Capital Trust B, also referred to as the STACKS SM, with each share having an initial liquidation amount of $1,000. The stock purchase date was August 15, 2007. Holders of the STACKS were entitled to receive quarterly cumulative cash distributions through the stock purchase date fixed initially at an annual rate of 3.90% of the liquidation amount of $1,000 per STACKS. In addition, the Corporation was required to make quarterly contract payments under the stock purchase contract at the annual rate of 2.60% of the stated amount of $25 per stock purchase contract.

During 2007, the Corporation remarketed the STACKS of M&I Capital Trust B that were originally issued in 2004 as components of the Common SPACES. In connection with the remarketing, the annual interest rate on the remarketed STACKS was reset at 5.626%, M&I Capital Trust B was liquidated and $400 million of 5.626% senior notes that mature on August 17, 2009 were issued by the Corporation in exchange for the outstanding STACKS. Each Common SPACES also included a stock purchase contract requiring the holder to purchase, in accordance with a settlement rate formula, shares of the Corporation’s common stock. Proceeds of the remarketing, after deducting the remarketing fee payable to the remarketing agents, were used to satisfy the obligations of holders of the Common SPACES to purchase the Corporation’s common stock under the stock purchase contract. On August 15, 2007, upon settlement of each stock purchase contract, the Corporation delivered 0.5767 shares of common stock for each SPACES unit, or 9,226,951 shares in total. No fractional shares were issued upon settlement of the stock purchase contracts.

The Corporation issues treasury common stock in conjunction with exercises of stock options and restricted stock, acquisitions, and from time-to-time issues treasury stock to fund a portion of its retirement plan obligations. Treasury

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

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

The Corporation sponsors a deferred compensation plan for its non-employee directors and the non-employee directors and advisory board members of its affiliates. Participants may elect to have their deferred fees used to purchase M&I common stock with dividend reinvestment. Such shares will be distributed to plan participants in accordance with the plan provisions. At December 31, 2009 and 2008, 1,069,044 and 883,760 shares of M&I common stock, respectively, were held in a grantor trust. The aggregate cost of such shares is included in Deferred Compensation as a reduction of Shareholders’ Equity in the Consolidated Balance Sheets and amounted to $17,075 at December 31, 2009 and $16,800 at December 31, 2008.

The Corporation amended its deferred compensation plan for its non-employee directors and selected key employees to permit participants to defer the gain from the exercise of nonqualified stock options. In addition, the gain upon vesting of restricted common stock to participating executive officers may be deferred. Shares of M&I common stock, which represent the aggregate value of the gains deferred are maintained in a grantor trust with dividend reinvestment. Such shares will be distributed to plan participants in accordance with the plan provisions. At December 31, 2009 and 2008, 820,709 and 921,644 shares of M&I common stock, respectively, were held in the grantor trust. The aggregate cost of such shares is included in Deferred Compensation as a reduction of Shareholders’ Equity in the Consolidated Balance Sheets and amounted to $20,463 at December 31, 2009 and $23,997 at December 31, 2008.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

The following tables present the Corporation’s comprehensive income:

	For the Year Ended December 31, 2009
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net Loss Before Noncontrolling Interests			$(757,039)
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Arising During the Period	$155,152	$(55,291)	$99,861
Reclassification for Securities Transactions Included in Net Income	(88,743)	33,048	(55,695)

Total Unrealized Gains (Losses) on Securities	$66,409	$(22,243)	$44,166

Unrealized Gains (Losses) on Derivatives Hedging Variability of Cash Flows
Arising During the Period	$5,130	$(1,703)	$3,427
Reclassification Adjustments for Hedging Activities Included in Net Income	82,496	(27,391)	55,105

Total Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows	$87,626	$(29,094)	$58,532

Unrealized Gains (Losses) on Funded Status of Defined Benefit Postretirement Plan
Effect due to Remeasurement of Benefit Obligation	$7,827	$(2,857)	$4,970
Reclassification for Amortization of Actuarial Loss and Prior Service Credit Amortization Included in Net Income	(1,399)	362	(1,037)

Total Unrealized Gains (Losses) on Funded Status of Defined Benefit Postretirement Plan	$6,428	$(2,495)	$3,933

Other Comprehensive Income, Net of Tax			106,631

Total Comprehensive Income (Loss)			(650,408)
Less: Comprehensive Income Attributable to Noncontrolling Interests			(1,578)

Comprehensive Income (Loss) Attributable to Marshall & Ilsley Corporation			$(651,986)

	For the Year Ended December 31, 2008
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net Loss Before Noncontrolling Interests			$(2,042,593)
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Arising During the Period	$(71,215)	$24,649	$(46,566)
Reclassification for Securities Transactions Included in Net Income	(320)	112	(208)

Total Unrealized Gains (Losses) on Securities	$(71,535)	$24,761	$(46,774)

Unrealized Gains (Losses) on Derivatives Hedging Variability of Cash Flows
Arising During the Period	$(124,513)	$43,579	$(80,934)
Reclassification Adjustments for Hedging Activities Included in Net Income	38,652	(13,528)	25,124

Total Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows	$(85,861)	$30,051	$(55,810)

Unrealized Gains (Losses) on Funded Status of Defined Benefit Postretirement Plan
Effect due to Remeasurement of Benefit Obligation	$(4,882)	$4,524	$(358)
Reclassification for Amortization of Actuarial Loss and Prior Service Credit Amortization Included in Net Income	(2,070)	767	(1,303)

Total Unrealized Gains (Losses) on Funded Status of Defined Benefit Postretirement Plan	$(6,952)	$5,291	$(1,661)

Other Comprehensive Income, Net of Tax			(104,245)

Total Comprehensive Income (Loss)			(2,146,838)
Less: Comprehensive Income Attributable to Noncontrolling Interests			(869)

Comprehensive Income (Loss) Attributable to Marshall & Ilsley Corporation			$(2,147,707)

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

	For the Year Ended December 31, 2007
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net Income Before Noncontrolling Interests			$1,153,831
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Arising During the Period	$30,650	$(10,885)	$19,765
Reclassification for Securities Transactions Included in Net Income	(12,433)	4,352	(8,081)

Total Unrealized Gains (Losses) on Securities	$18,217	$(6,533)	$11,684

Unrealized Gains (Losses) on Derivatives Hedging Variability of Cash Flows
Arising During the Period	$(56,202)	$19,671	$(36,531)
Reclassification Adjustments for Hedging Activities Included in Net Income	(15,340)	5,369	(9,971)

Total Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows	$(71,542)	$25,040	$(46,502)

Unrealized Gains (Losses) on Funded Status of Defined Benefit Postretirement Plan
Effect due to Remeasurement of Benefit Obligation	$(986)	$382	$(604)
Change Related to the Separation	620	(262)	358
Reclassification for Amortization of Actuarial Loss and Prior Service Credit Amortization Included in Net Income	(1,732)	635	(1,097)

Total Unrealized Gains (Losses) on Funded Status of Defined Benefit Postretirement Plan	$(2,098)	$755	$(1,343)

Other Comprehensive Income, Net of Tax			(36,161)

Total Comprehensive Income (Loss)			1,117,670
Less: Comprehensive Income Attributable to Noncontrolling Interests			(2,895)

Comprehensive Income (Loss) Attributable to Marshall & Ilsley Corporation			$1,114,775

Regulatory Capital

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

At December 31, 2009 and 2008, the most recent notification from the Federal Reserve Board categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation’s category.

To be well capitalized under the regulatory framework, the “Tier 1” capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

The Corporation’s risk-based capital and leverage ratios are as follows ($ in millions):

	Risk-Based Capital Ratios
	As of December 31, 2009		As of December 31, 2008
	Amount	Ratio	Amount	Ratio
Tier 1 capital	$5,381.4	11.11%	$5,357.2	9.49%
Tier 1 capital adequacy minimum requirement	1,938.3	4.00	2,257.1	4.00

Excess	$3,443.1	7.11%	$3,100.1	5.49%

Total capital	$6,988.3	14.42%	$7,445.4	13.19%
Total capital adequacy minimum requirement	3,876.6	8.00	4,514.2	8.00

Excess	$3,111.7	6.42%	$2,931.2	5.19%

Risk-adjusted assets	$48,457.2		$56,427.8

	Leverage Ratio
	As of December 31, 2009		As of December 31, 2008
	Amount	Ratio	Amount	Ratio
Tier 1 capital to adjusted total assets	$5,381.4	9.48%	$5,357.2	8.56%
Minimum leverage adequacy requirement	1,702.6 – 2,837.7	3.00 – 5.00	1,877.6 – 3,129.4	3.00 – 5.00

Excess	$3,678.8 – 2,543.7	6.48 – 4.48%	$3,479.6 – 2,227.8	5.56 – 3.56%

Adjusted average total assets	$56,754.0		$62,587.3

At December 31, 2009 and 2008 the estimated deferred tax liabilities that reduced the carrying value of acquired intangibles used in determining Tier 1 capital amounted to $49,394 and $55,884, respectively.

All of the Corporation’s banking subsidiaries’ risk-based capital and leverage ratios meet or exceed the defined minimum requirements, and were well capitalized as of December 31, 2009 and 2008. The following table presents the risk-based capital ratios for the Corporation’s significant banking subsidiaries:

	Tier 1	Total	Leverage
M&I Marshall & Ilsley Bank
December 31, 2009	9.19%	12.72%	7.82%
December 31, 2008	8.27	12.19	7.42
Southwest Bank, an M&I Bank
December 31, 2009	12.07%	13.31%	8.18%
December 31, 2008	10.70	11.89	7.84
M&I Bank FSB
December 31, 2009	11.70%	13.00%	9.58%
December 31, 2008	12.72	13.72	8.74

The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various federal and/or state regulatory authorities. Dividends paid by bank subsidiaries are further limited if the effect would result in a bank’s subsidiary capital being reduced below applicable minimum capital amounts. At December 31, 2009, the Corporation’s subsidiary banks, identified above, did not have any retained earnings available for the payment of dividends to the Corporation without first obtaining the consent of its federal and state regulatory authorities.

In accordance with regulatory guidance issued during 2009, bank holding companies, including the Corporation, are required to inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

19. Income Taxes

Effective January 1, 2007, the Corporation adopted the provisions of the Income Taxes Topic of the Codification related to accounting for Uncertainty in Income Taxes and there was no effect on the consolidated financial statements. The Income Taxes Topic of the Codification prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Corporation, along with its subsidiaries, files income tax returns in the U.S. and various state jurisdictions. With limited exceptions, the Corporation is no longer subject to examinations by federal taxing authorities for taxable years prior to 2007 and state taxing authorities for taxable years prior to 2004.

As of December 31, 2009, the total amount of gross unrecognized tax benefits was $39,109, of which $37,113 relates to benefits that, if recognized, would impact the annual effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2009	2008	2007
Balance beginning of year	$77,748	$76,697	$76,172
Additions based on tax positions related to the current year	2,329	4,164	7,606
Additions for tax positions of prior years	1,825	14,442	594
Reductions for tax positions of prior years	(1,693)	(16,674)	(780)
Reductions for lapse of statute of limitations	(10,625)	(865)	(3,867)
Settlements	(30,475)	(16)	(3,028)

Balance end of year	$39,109	$77,748	$76,697

The Corporation anticipates that its unrecognized tax benefits will not significantly increase or decrease within the next twelve months.

The Corporation’s policy is to include interest and penalties related to income tax liabilities in income tax expense. The total amount of net interest (income) expense included in the income statement as it pertains to the unrecognized tax benefits for 2009, 2008 and 2007 is $(4,551), $2,334 and $468, respectively. These amounts include interest income received from settlements, reversal of interest expense on lapsing of the statute of limitations, and decreases of prior year’s positions. Interest included in the total liability for unrecognized tax benefits as of December 31, 2009 and 2008 is $7,553 and $12,074, respectively. The Corporation has not accrued any penalties for any unrecognized tax benefits.

Total income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 was allocated as follows:

	2009	2008	2007
Income (loss) from continuing operations before income taxes	$(637,233)	$(459,525)	$213,641
Shareholders’ Equity:
Compensation expense (benefit) for tax purposes in excess of amounts recognized for financial reporting purposes	(1,431)	55	(4,251)
Unrealized gains (losses) on accumulated other comprehensive income	53,832	(60,103)	(19,262)

	$(584,832)	$(519,573)	$190,128

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

The current and deferred portions of the provision (benefit) for income taxes of continuing operations were:

	2009	2008	2007
Current:
Federal	$(140,687)	$(157,794)	$224,580
State	(14,464)	(16,954)	10,879

Total current	(155,151)	(174,748)	235,459
Deferred:
Federal	(360,600)	(275,969)	(22,163)
State	(121,482)	(8,808)	345

Total deferred	(482,082)	(284,777)	(21,818)

Total provision (benefit) for income taxes—continuing operations	$(637,233)	$(459,525)	$213,641

The following reconciliation is between the amount of the provision (benefit) for income taxes of continuing operations and the amount of tax computed by applying the statutory Federal income tax rate (35%):

	2009	2008	2007
Tax computed at statutory rates	$(488,547)	$(876,045)	$248,703
Increase (decrease) in taxes resulting from:
Federal tax-exempt income	(17,256)	(19,373)	(18,157)
State income taxes, net of Federal tax benefit	(88,365)	(16,746)	7,296
Bank-owned life insurance	(13,665)	(12,579)	(13,211)
Non-deductible goodwill	—	490,730	—
Federal tax credits	(11,537)	(8,969)	(10,166)
Resolution of income tax audits	(17,987)	(20,000)	—
Other	124	3,457	(824)

Total provision (benefit) for income taxes—continuing operations	$(637,233)	$(459,525)	$213,641

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

	2009	2008
Deferred tax assets:
Deferred compensation	$63,320	$65,435
Share-based compensation	84,576	80,868
Allowance for loan and lease losses	573,555	499,438
Accrued postretirement benefits	12,892	14,835
Accrued expenses	21,891	22,351
Deductible goodwill	28,320	27,688
Net operating loss carryforwards (NOLs)	310,821	62,900
Tax credit carryforwards	36,753	—
Accumulated other comprehensive income	35,015	88,847
Other	157,457	119,608

Total deferred tax assets before valuation allowance	1,324,600	981,970
Valuation allowance	(48,060)	(135,711)

Net deferred tax assets	1,276,540	846,259
Deferred tax liabilities:
Lease revenue reporting	131,215	150,426
REIT dividends	—	33,064
Premises and equipment, principally due to depreciation	28,687	23,285
Purchase accounting adjustments	38,142	47,455
Other	22,588	30,162

Total deferred tax liabilities	220,632	284,392

Net deferred tax asset	$1,055,908	$561,867

The net deferred tax asset is included in Accrued Interest and Other Assets on the Consolidated Balance Sheets.

The Corporation’s federal net operating losses of approximately $650,000 will begin to expire in 2027. The Corporation’s tax credit carryforwards will begin to expire in 2027. Its state net operating losses and tax credits will expire at various times through 2024.

The Corporation continues to carry a valuation allowance to reduce certain state deferred tax assets which include, in part, certain state net operating loss carryforwards which expire at various times through 2024. At December 31, 2009, the Corporation believes it is more likely than not that these items will not be realized. However, as time passes the Corporation will be able to better assess the amount of tax benefit it will realize from using these items. The decrease in the valuation allowance during 2009 was primarily related to the adoption of combined reporting by the State of Wisconsin, which was effective January 1, 2009.

In 2006, the Corporation was awarded an allocation of $75,000 under the New Markets Tax Credit Program administered by the Community Development Financial Institutions Fund. Under the program, the Corporation invested $75,000 in a wholly-owned subsidiary, which will make qualifying loans and investments. In return, the Corporation will receive federal income tax credits that will be recognized over seven years, including the year in which the funds were invested in the subsidiary. The Corporation recognizes these tax credits for financial reporting purposes in the same year the tax benefit is recognized in the Corporation’s tax return. The investment resulted in a tax credit that reduced income tax expense by $4,500 in 2009 and $3,750 in both 2008 and 2007. The Corporation was awarded an additional $40,000 under the New Markets Tax Credit Program in 2009. None of the $40,000 has been invested as of December 31, 2009.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

20. Stock Option, Restricted Stock and Employee Stock Purchase Plans

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

The Corporation also has a qualified employee stock purchase plan (the “ESPP”) which gives employees (excluding executive officers) who elect to participate in the plan the right to acquire shares of the Corporation’s common stock at a purchase price which is 85% of the fair market value of the Corporation’s common stock on the last day of each three month period within the one-year offering period. Employee contributions under the ESPP are made ratably during the plan period. Employees may withdraw from the plan prior to the end of the one year offering period.

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

Activity relating to nonqualified and incentive stock options was:

	Number of Shares	Option Price Per Share	Weighted- Average Exercise Price
Shares under option at December 31, 2007	30,950,155	$6.41 – $36.82	$27.70
Options granted	4,821,543	11.50 – 29.75	18.92
Options lapsed or surrendered	(1,325,651)	10.28 – 36.06	28.80
Options exercised	(1,007,321)	6.41 – 26.04	18.96

Shares under option at December 31, 2008	33,438,726	$8.55 – $36.82	$26.65
Options granted	3,535,519	4.76 – 8.47	5.23
Options lapsed or surrendered	(3,218,286)	5.21 – 36.82	24.50
Options exercised	—	— – —	—

Shares under option at December 31, 2009	33,755,959	$4.76 – $36.82	$24.61

The ranges of options outstanding at December 31, 2009 were:

	Number of Shares		Weighted-Average Exercise Price		Weighted-Average Aggregate intrinsic Value		Weighted-Average Remaining Contractual Life (In Years)
Price Range	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable
$ 4.76-16.99	4,471,924	1,467,662	$7.35	$11.57	$(1.90)	$(6.12)	7.9	4.0
$ 17.00-19.99	5,720,319	3,298,564	18.38	18.18	(12.93)	(12.73)	6.9	5.4
$ 20.00-21.99	2,786,941	2,780,939	21.38	21.38	(15.93)	(15.93)	2.8	2.8
$ 22.00-24.99	2,858,281	2,836,053	23.82	23.82	(18.37)	(18.37)	2.1	2.1
$ 25.00-29.49	3,113,714	3,029,691	26.14	26.15	(20.69)	(20.70)	4.1	4.0
$ 29.50-32.49	10,932,626	9,849,661	31.63	31.65	(26.18)	(26.20)	6.4	6.3
$ 32.50-36.82	3,872,154	3,818,079	35.61	35.61	(30.16)	(30.16)	6.8	6.8

	33,755,959	27,080,649	$24.61	$26.99	$(19.16)	$(21.54)	5.9	5.1

Options exercisable at December 31, 2008 and 2007 were 25,792,664 and 23,877,880, respectively. The weighted-average exercise price for options exercisable was $27.05 at December 31, 2008 and $26.14 at December 31, 2007.

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes closed form option-pricing model for options granted prior to September 30, 2004. A form of a lattice option-pricing model was used for options granted after September 30, 2004.

The grant date fair values and assumptions used to determine such value are as follows:

	2009	2008	2007 (1)
			Post-Separation	Pre-Separation
Weighted-average grant date fair value	$2.21	$6.84	$6.36	$7.39
Assumptions:
Risk-free interest rates	1.79 – 2.59%	1.56 – 3.65%	3.71 – 3.74%	4.10 – 5.50%
Expected volatility	49.80 – 51.90%	20.90 – 34.80%	19.90%	16.60 – 19.90%
Expected term (in years)	6.2 – 7.3	6.2 – 7.4	6.8 – 7.2	6.5 – 7.3
Expected dividend yield	2.20 – 2.36%	3.03 – 4.99%	2.91%	2.33 – 2.91%

(1)	The data for 2007 has been separated to show the grant date fair values and assumptions prior to and after the Separation.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

There were no nonqualified and incentive stock options exercised during 2009. The total intrinsic value of nonqualified and incentive stock options exercised was $6.6 million and $72.3 million for the years ended December 31, 2008 and 2007, respectively. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 amounted to $22.3 million, $25.5 million and $30.2 million, respectively.

There was approximately $26.6 million and $44.9 million of total unrecognized compensation expense related to unvested nonqualified and incentive stock options at December 31, 2009 and 2008, respectively. The total unrecognized compensation expense will be recognized over a weighted average period of 1.5 years. For awards with graded vesting, compensation expense was recognized using an accelerated method prior to the adoption of Stock Compensation Topic of the Codification and is recognized on a straight line basis for awards granted after the effective date.

For the years ended December 31, 2009, 2008 and 2007, the expense for nonqualified and incentive stock options that is included in Salaries and Employee Benefits expense in the Consolidated Statements of Income amounted to $22.5 million, $23.1 million and $19.5 million, respectively. These amounts are considered non-cash expenses for the Consolidated Statements of Cash Flow purposes.

For the years ended December 31, 2009, 2008 and 2007, the expense for directors’ nonqualified and incentive stock options that is included in Other Expense in the Consolidated Statements of Income amounted to $0.1 million, $0.1 million and $0.2 million, respectively.

Activity relating to the Corporation’s restricted stock purchase rights was:

	December 31,
	2009	2008	2007
Restricted stock purchase rights outstanding—Beginning of Year	—	—	—
Restricted stock purchase rights granted	848,542	332,000	335,900
Restricted stock purchase rights exercised	(848,542)	(332,000)	(335,900)

Restricted stock purchase rights outstanding—End of Year	—	—	—

Weighted-average grant date market value	$6.65	$19.36	$43.17
Aggregate compensation expense	$5,660	$5,799	$9,101
Unamortized deferred compensation	$14,005	$14,936	$15,011

Restrictions on stock issued pursuant to the exercise of restricted stock purchase rights generally lapse within a three to seven year period. Accordingly, the compensation related to issuance of the rights is amortized over the vesting period. At December 31, 2009, the unamortized compensation expense will be recognized over a weighted average period of 1.8 years. These amounts are considered non-cash expenses for the Consolidated Statements of Cash Flow purposes.

M&I restricted common stock outstanding on November 1, 2007 was converted to shares of common stock of New Marshall & Ilsley and Metavante in the same manner as the other holders of Marshall & Ilsley were converted. Unvested restricted stock is subject to the same terms and conditions (including vesting) as the corresponding M&I restricted common stock award to which it related.

Compensation under the long-term incentive plan is paid in cash at the end of the designated vesting period. This plan meets the definition of a liability award. Unlike equity awards, liability awards are remeasured at fair value at each balance sheet date until settlement. For the years ended December 31, 2009, 2008 and 2007, the net expense or net expense reversal for the Long-Term Incentive Plan that is included in Salaries and Employee Benefits expense in the Consolidated Statements of Income amounted to $(1.3) million, $(4.3) million and $1.6 million, respectively.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

The compensation cost per share for the ESPP was $0.99, $2.88 and $4.24 for the plan years ended December 31, 2009, December 31, 2008 and June 30, 2008, respectively. Employee contributions under the ESPP are made ratably during the plan period. Employees may withdraw from the plan prior to the end of the one year offering period. The total shares to be purchased are estimated at the beginning of the plan period based on total expected contributions for the plan period and 85% of the market price at that date. During 2009 and 2008, common shares purchased by employees under the ESPP amounted to 1,409,358 and 579,111, respectively. For the years ended December 31, 2009, 2008 and 2007 the total expense for the ESPP that is included in Salaries and Employee Benefits expense in the Consolidated Statements of Income amounted to $1.4 million, $1.7 million and $1.6 million, respectively. These amounts are considered non-cash expenses for the Consolidated Statements of Cash Flow purposes.

Shares reserved for the granting of options and stock purchase rights at December 31, 2009 were 7,114,015, of which, 2,141,428 are available for future grants of restricted stock purchase rights.

21. Employee Retirement and Health Plans

The Corporation has a defined contribution program that consists of a 401(k) component, including employer matching contributions, and an employer contribution component that is allocated based on compensation. Employee 401(k) contributions into the retirement program of up to 6% of eligible compensation are matched at 50% by the Corporation. The employer contribution component provides for a guaranteed contribution to eligible participants equal to 2% of compensation. At the Corporation’s option, an additional amount may also be contributed and may vary from year to year up to a maximum of an additional 6% of eligible compensation. For the years ended December 31, 2009, 2008 and 2007, the additional amount contributed was 2%, 4% and 6%, respectively. Total expense relating to these plans was $30,289, $47,440 and $42,650 in 2009, 2008 and 2007, respectively. Effective as of the Separation, employees of Metavante ceased to be participants in the defined contribution program. The Corporation transferred assets from the trust relating to the Marshall & Ilsley Retirement Program to the trust established for the Metavante profit sharing retirement plan that was equal to account balances of all Metavante employees and former Metavante employees with an account balance under the Marshall & Ilsley Retirement Program.

The Corporation also has supplemental retirement plans which provide retirement benefits to key executives. Total expense relating to these plans amounted to $3,260 in 2009, $3,933 in 2008 and $3,889 in 2007.

The Corporation sponsors a defined benefit health plan that provides health care benefits to eligible current and retired employees. Eligibility for retiree benefits is dependent upon age, years of service, and participation in the health plan during active service. The plan is contributory and in 1997 and 2002 the plan was amended. Employees hired after September 1, 1997, including employees retained from mergers, will be granted access to the Corporation’s plan upon becoming an eligible retiree; however, such retirees must pay 100% of the cost of health care benefits. The plan continues to contain other cost-sharing features such as deductibles and coinsurance. During 2009, the Corporation did not make any discretionary contributions to the postretirement medical plan.

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

December 31, 2009, 2008, and 2007 ($000’s except share data)

The Corporation uses a measurement date of December 31 for its retirement plans. The following table summarizes the accumulated postretirement benefit obligation (“APBO”) reflecting Medicare Part D subsidy, and plan asset activity for the retirement plans:

	2009	2008
Change in Benefit Obligation
APBO, beginning of year	$66,377	$65,029
Service cost	939	951
Interest cost	3,918	3,936
Plan participants’ contributions	3,596	3,540
Actuarial (gains) losses	(4,041)	(3,111)
Gross benefits paid	(7,640)	(5,899)
Less: Federal subsidy on benefits paid	781	772
Acquisitions/divestitures	—	1,159

APBO, end of year	$63,930	$66,377

	2009	2008
Change in Plan Assets
Fair value of plan assets, beginning of year	$29,801	$32,391
Actual return on plan assets	5,369	(5,938)
Employer contribution/payments	4,784	5,707
Plan participants’ contributions	3,596	3,540
Gross benefits paid	(7,640)	(5,899)
Acquisitions/divestitures	—	—

Fair value of plan assets, end of year	$35,910	$29,801

Weighted annual discount rate used in determining ABPO	5.44%	6.00%
Expected long term rate of retirement plan assets	5.25	5.25

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

The assumed health care cost trend for 2010 is 7.50% for pre-age 65 and post-age 65 retirees. The rate was assumed to decrease gradually to 5.00% for pre-age 65 and post-age 65 retirees in 2014 and remain at that level thereafter.

The funded status at December 31:

	2009	2008
Funded Status
Fair value of plan assets	$35,910	$29,801
Benefit obligations	(63,930)	(66,377)

Funded status	$(28,020)	$(36,576)

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

At December 31, 2009 and 2008, $28,020 and $36,576, respectively, are included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets.

The amounts recognized in accumulated other comprehensive income (pre-tax) for the years ended December 31, 2009 and 2008 consists of:

	2009	2008
Net actuarial loss	$5,343	$14,009
Prior service credit	(10,420)	(12,658)

Total	$(5,077)	$1,351

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 are as follows:

Actuarial loss	$—
Prior service credit	(2,238)

Total	$(2,238)

Net periodic postretirement benefit cost for the years ended December 31, 2009, 2008 and 2007 includes the following components:

	2009	2008	2007
Service cost	$939	$951	$976
Interest cost	3,918	3,936	3,358
Expected return on plan assets	(1,582)	(1,740)	(1,116)
Prior service credit amortization	(2,238)	(2,371)	(2,148)
Actuarial loss amortization	839	301	416

Net periodic postretirement cost	$1,876	$1,077	$1,486

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2009, 2008 and 2007 include the following components:
	2009	2008	2007
Current year actuarial (gain)/loss (1)	$(7,827)	$4,882	$(1,401)
Amortization of actuarial loss	(839)	(301)	(416)
Amortization of prior service credit	2,238	2,371	2,148

Total recognized in other comprehensive income	$(6,428)	$6,952	$331

Total recognized in net periodic benefit cost and other comprehensive income	$(4,552)	$8,029	$1,817

(1)	The 2008 actuarial (gain)/loss included a loss of $314 related to receipt of Part D subsidies during 2008 which were lower than expected for 2006 and 2007.

The weighted average annual discount rate used to determine net periodic benefit cost was 6.00% for the years 2009, 2008 and 2007. The expected long term rate of return on plan assets used to determine net periodic benefit cost was 5.25% for the years 2009, 2008 and 2007.

The assumed health care cost trend used to determine net periodic benefit cost for 2010 is 8.00%. The rate is assumed to decrease gradually to 5.00% in 2016 and remain at that level thereafter.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on accumulated postretirement benefit obligation	$5,883	$(5,187)
Effect on aggregate service and interest cost	498	(438)

The fair value of the postretirement medical plan assets at December 31, by asset category are as follows:

	2009	2008
Plan Assets by Category
Equity mutual fund	$19,382	$12,440
Fixed income securities	16,287	9,868
Cash equivalents	241	7,493

Total	$35,910	$29,801

The Corporation’s primary investment objective is to achieve a combination of income and growth of capital through the investment in a diversified portfolio of equity and fixed income securities. The portfolio seeks to maximize potential total return consistent with minimizing overall volatility. The long-term target asset mix is 50% equities and 50% fixed income securities. At December 31, 2009, the equity mutual fund consisted of a pooled large cap equity fund. This equity mutual fund is valued with quoted prices in active markets for identical assets, and as such, considered Level 1. The fixed income securities are comprised of a short-term municipal (tax-exempt) fund and a corporate and government bond market index fund. These fixed income securities are also valued with quoted prices in active markets for identical assets, and is considered Level 1.

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

The following expected benefit payments to be paid, which reflect future service, as appropriate, are as follows:

	Total Without Medicare Part D	Estimated Medicare Part D Subsidy
2010	$5,308	$(823)
2011	5,848	(899)
2012	6,230	(968)
2013	6,397	(1,014)
2014	6,499	(1,045)
2015-2019	32,713	(5,272)

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

22. Financial Instruments with Off-balance Sheet Risk

Financial instruments with off-balance sheet risk at December 31 were:

	2009	2008
Financial instruments whose amounts represent credit risk:
Commitments to extend credit:
To commercial customers	$12,156,209	$14,968,521
To individuals	3,961,579	4,525,367
Commercial letters of credit	35,273	38,152
Mortgage loans sold with recourse	37,465	54,558
Credit support agreement	35,000	90,000
Standby letters of credit	2,100,144	2,952,025

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

The Corporation evaluates each customer’s credit worthiness on an individual basis. Collateral obtained, if any, upon extension of credit, is based upon management’s credit evaluation of the customer. Collateral requirements and the ability to access collateral is generally similar to that required on loans outstanding as described in Note 9 – Loans and Leases in Notes to Consolidated Financial Statements.

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

Certain mortgage loans sold have limited recourse provisions. The losses arising from limited recourse provisions are not material.

The credit support agreement the Corporation entered into, represents the maximum aggregate contribution, contingent upon certain specified and defined circumstances as described in Note 25 – Guarantees in Notes to Consolidated Financial Statements.

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

At December 31, 2009 and 2008, the Corporation had an allowance for probable credit losses associated with off-balance sheet credit exposures in the amount of $32,646 and $16,358, respectively. The amounts are included in Accrued Expenses Other Liabilities.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

23. Derivative Financial Instruments and Hedging Activities

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

The Corporation employs certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage its interest rate risk. These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2. See Note 5 – Fair Value Measurements in Notes to Consolidated Financial Statements for additional information.

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

Trading and other free standing derivatives are used primarily to focus on providing derivative products to customers that enables them to manage interest rate risk exposure. The Corporation’s market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts generally have nearly identical notional values, terms and indices. The Corporation used interest rate futures to economically hedge the exposure to interest rate risk arising from the interest rate swap (designated as trading) entered into in conjunction with its auto securitization activities. See Note 11 – Financial Asset Sales in Notes to Consolidated Financial Statements.

Foreign exchange contracts are commitments to purchase or deliver foreign currency at a specified exchange rate. The Corporation enters into foreign exchange contracts primarily in connection with trading activities to enable customers involved in international trade to hedge exposure to foreign currency fluctuations and to minimize the Corporation’s own exposure to foreign currency fluctuations resulting from the above. Foreign exchange contracts include such commitments as foreign currency spot, forward, future and, to a much lesser extent, option contracts. The risks in these transactions arise from the ability of counterparties to perform under the terms of the contracts and the risk of trading in a volatile commodity. The Corporation actively monitors all transactions and positions against predetermined limits established on trades and types of currency to ensure reasonable risk taking.

Matching commitments to deliver foreign currencies with commitments to purchase foreign currencies minimizes the Corporation’s market risk from unfavorable movements in currency exchange rates.

As permitted under the by-laws of Visa, during the second quarter of 2009 the Corporation sold its 998,826 shares of Visa Class B common stock, for which there was no carrying value recorded, for $35.4 million to a qualified purchaser. At the time of the sale, the conversion ratio of Visa Class B common stock to Visa Class A common stock was 0.6296. That exchange ratio can change based on the outcome of certain litigation matters. Concurrently with the sale, the Corporation and the purchaser entered into a derivative transaction whereby the Corporation will make cash payments to the purchaser whenever the conversion ratio of Visa Class B common stock to Visa Class A common

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

stock was reset to an amount less than 0.6296. The purchaser will make cash payments to the Corporation when the litigation is settled and the ultimate settlement results in a return of cash or additional shares of Visa common stock to the purchaser. The Corporation determined that the initial fair value of the derivative was equal to the Corporation’s Visa U.S.A. membership proportion of the unfunded estimated fair value of the litigation settlement amount, which was determined to be a liability of $14.7 million.

The estimated fair value of the litigation settlement amount was based in part on the announced settled litigation and based in part on an estimate of the amount required to settle the unresolved matters. Estimating the amount required to settle the unresolved matters involved a significant amount of judgment that cannot be verified other than by information provided by Visa. As a result, the Corporation has determined that the estimated fair value should be classified in Level 3 of the fair value hierarchy.

After the sale of Visa Class B common stock, Visa announced that it had decided to deposit $700 million into the litigation escrow account previously established under its retrospective responsibility plan. Despite the funding, Visa did not disclose any updates about the litigation matters that would change the Corporation’s estimate of the fair value of the litigation settlement amount. As a result of the deposit, the conversion ratio of Visa Class B common stock to Visa Class A common stock was revised to 0.5824 and the Corporation was required to make a $3.1 million payment to the counterparty in the third quarter of 2009.

The Corporation is both a purchaser and seller of credit protection in the financial guarantees market. The Corporation primarily uses financial guarantees to mitigate credit risk associated with the derivative receivables associated with loan participations (bought and sold).

Financial guarantees are financial instruments whose value is derived from credit risk associated with debt of a third-party issuer (the reference entity) and which allow one party (the protection purchaser) to transfer that risk to another party (the protection seller). Financial guarantees expose the protection purchaser to the creditworthiness of the protection seller, as the protection seller is required to make payments under the contract when the reference entity experiences a credit event, such as a bankruptcy, a failure to pay its obligation or a restructuring. The seller of credit protection receives a premium for providing protection but has the risk that the underlying instrument referenced in the contract will be subject to a credit event.

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

At December 31, 2009, the maximum potential amount of future payments (undiscounted) that the Corporation, as a seller of protection, could be required to make under the credit derivative amounted to $9.9 million, of which $1.8 million matures within one year and $8.1 million matures in one to five years. The fair value of the credit derivative amounted to a negative $0.2 million at December 31, 2009 and is included in the Accrued Expenses and Other Liabilities category of the Corporation’s Consolidated Balance Sheets.

At December 31, 2009, the maximum potential amount of future receivables that the Corporation, as a purchaser of protection, may be eligible to receive under the credit derivative amounted to $4.4 million, of which $0.5 million matures within one year, $1.5 million matures in one to five years and $2.4 million matures in five to ten years. At December 31, 2009, the fair value of the credit derivative was immaterial and is included in the Accrued Interest and Other Assets category of the Corporation’s Consolidated Balance Sheets.

Interest rate lock commitments on residential mortgage loans intended to be held for sale are considered free standing derivative instruments. The option to sell the mortgage loans at the time the commitments are made are also free standing derivative instruments. The change in fair value of these derivative instruments due to changes in interest

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

rates tend to offset each other and act as economic hedges. At December 31, 2009 and 2008, the estimated fair values of interest rate lock commitments on residential mortgage loans intended to be held for sale and related option to sell were insignificant.

The following tables summarize the balance sheet category and fair values of trading instruments and other free standing derivatives:

December 31, 2009	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)
Assets
Interest Rate Contracts—Swaps	$4,788.4	Trading Assets	$209.5
Interest Rate Contracts—Purchased Interest Rate Caps	168.3	Trading Assets	1.4
Equity Derivative Contracts—Equity-Indexed CDs	94.6	Trading Assets	14.8

Total assets			225.7

Liabilities
Interest Rate Contracts—Swaps	$4,321.9	Accrued Expenses and Other Liabilities	$178.9
Interest Rate Contracts—Sold Interest Rate Caps	151.3	Accrued Expenses and Other Liabilities	1.3
Equity Derivative Contracts—Equity-Indexed CDs	94.3	Accrued Expenses and Other Liabilities	14.8
Equity Derivative Contracts—Visa	1.0	Accrued Expenses and Other Liabilities	11.6

Total liabilities			206.6

Net positive fair value impact			$19.1

December 31, 2008	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)
Assets
Interest Rate Contracts—Swaps	$4,593.2	Trading Assets	$326.8
Interest Rate Contracts—Purchased Interest Rate Caps	175.2	Trading Assets	1.4
Equity Derivative Contracts—Equity Indexed CDs	49.2	Trading Assets	3.3
Equity Derivative Contracts—Warrants	0.1	Trading Assets	0.1

Total assets			331.6

Liabilities
Interest Rate Contracts—Swaps	$4,395.8	Accrued Expenses and Other Liabilities	$282.2
Interest Rate Contracts—Sold Interest Rate Caps	180.0	Accrued Expenses and Other Liabilities	1.4
Interest Rate Contracts—Interest Rate Futures	1,637.0	Accrued Expenses and Other Liabilities	(0.1)
Equity Derivative Contracts—Equity Indexed CDs	49.2	Accrued Expenses and Other Liabilities	3.3

Total liabilities			286.8

Net positive fair value impact			$44.8

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

The following tables summarize the income statement categories of the gain or (loss) recognized in income on trading instruments and other free standing derivatives:

For the Year Ended December 31, 2009	Category of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative ($ in millions)
Interest Rate Contracts—Swaps	Other Income—Other	$6.3
Interest Rate Contracts—Purchased Interest Rate Caps	Other Income—Other	0.0
Interest Rate Contracts—Sold Interest Rate Caps	Other Income—Other	0.0
Interest Rate Contracts—Interest Rate Futures	Other Income—Other	(1.0)
Equity Derivative Contracts—Equity-Indexed CDs	Other Income—Other	0.0
Equity Derivative Contracts—Warrants	Other Income—Other	(0.1)
Equity Derivative Contracts—Visa	Other Income—Other	(14.7)

For the Year Ended December 31, 2008	Category of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative ($ in millions)
Interest Rate Contracts—Swaps	Other Income—Other	$32.7
Interest Rate Contracts—Purchased Interest Rate Caps	Other Income—Other	0.0
Interest Rate Contracts—Sold Interest Rate Caps	Other Income—Other	(0.0)
Interest Rate Contracts—Interest Rate Futures	Other Income—Other	(10.1)
Interest Rate Contracts—Equity-Indexed CDs	Other Income—Other	0.0
Equity Derivative Contracts—Warrants	Other Income—Other	(0.4)

For the Year Ended December 31, 2007	Category of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative ($ in millions)
Interest Rate Contracts—Swaps	Other Income—Other	$11.0
Interest Rate Contracts—Purchased Interest Rate Caps	Other Income—Other	0.0
Interest Rate Contracts—Sold Interest Rate Caps	Other Income—Other	(0.0)
Interest Rate Contracts—QSPE	Other Income—Other	(14.3)
Interest Rate Contracts—Interest Rate Futures	Other Income—Other	(4.3)
Equity Derivative Contracts—Warrants	Other Income—Other	(0.3)

At December 31, 2009 the Corporation’s foreign currency position resulting from foreign exchange contracts by major currency was as follows (U.S. dollars):

	Commitments to Deliver Foreign Exchange	Commitments to Purchase Foreign Exchange
Currency
Euro	$158,975	$158,711
Swiss Franc	120,876	120,800
British Pound Sterling	50,199	50,149
Canadian Dollar	45,569	45,306
Australian Dollar	12,702	12,698
Mexican Peso	9,103	9,106
All Other	6,783	6,704

Total	$404,207	$403,474

Average amount of contracts during 2009 to deliver/purchase foreign exchange	$455,349	$454,554

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

The Corporation uses various derivative instruments that qualify as hedging relationships under Derivatives and Hedging Topic of the Codification. These instruments are designated as either fair value hedges or cash flow hedges. The Corporation recognizes derivative instruments as either assets or liabilities at fair value in the statement of financial position. The following provides further explanation of the hedging relationships.

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

At December 31, 2009, no component of the derivative instruments’ gain or loss was excluded from the assessment of hedge effectiveness for derivative financial instruments designated as fair value hedges.

Cash Flow Hedges

The Corporation has variable rate investment securities, loans, deposits and borrowings which expose the Corporation to variability in interest payments due to changes in interest rates. The Corporation believes it is prudent to limit the variability of a portion of its interest receipts and payments. To meet this objective, the Corporation enters into various types of derivative financial instruments to manage fluctuations in cash flows resulting from interest rate risk. At December 31, 2009, these instruments consisted of interest rate swaps.

The Corporation invests in floating rate investment securities indexed to three-month LIBOR. As a result, the Corporation’s interest receipts are exposed to variability in cash flows due to changes in three-month LIBOR.

To hedge interest rate risk associated with the floating rate investment securities indexed to three-month LIBOR, the Corporation entered into receive fixed / pay LIBOR-based floating interest rate swaps designated as cash flow hedges against the LIBOR-based interest payments received.

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

To hedge interest rate risk associated with floating rate institutional CDs, the Corporation entered into pay fixed / receive LIBOR-based floating interest rate swaps designated as cash flow hedges against interest payments on the forecasted issuance of floating rate institutional CDs.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

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

The Corporation structures interest rate swaps so all of critical terms of LIBOR-based floating rate deposits and borrowings match the floating leg of the interest rate swaps at inception of the hedging relationship. As a result, the Corporation expects those hedging relationships to be highly effective in achieving offsetting changes in cash flows due to changes in market interest rates both at inception and on an ongoing basis.

At December 31, 2009, no component of the derivative instruments’ gain or loss was excluded from the assessment of hedge effectiveness for derivative financial instruments designated as cash flow hedges.

Changes in fair value of interest rate swaps designated as cash flow hedges are reported in accumulated other comprehensive income. These amounts are subsequently reclassified to interest income or interest expense as a yield adjustment in the same period in which the related interest on the variable rate loans and short-term borrowings affects earnings. Ineffectiveness arising from differences between the critical terms of the hedging instrument and hedged item is recorded in interest income or expense.

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

The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges, for the year ended December 31, 2009 was a negative $82.5 million. The impact due to ineffectiveness was immaterial. The estimated reclassification from accumulated other comprehensive income in the next twelve months is approximately $57.9 million.

The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges, for the year ended December 31, 2008 was a negative $38.6 million. The impact due to ineffectiveness was immaterial.

The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges, for the year ended December 31, 2007 was a positive $15.3 million. The impact due to ineffectiveness was immaterial.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

The following tables summarize the balance sheet category and fair values of derivatives designated as hedging instruments:

December 31, 2009
Derivatives Designated as Hedging Instruments	Derivative Type	Hedged Item	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Liabilities
Interest Rate Contracts
Receive Fixed Rate Swaps	Fair Value	Institutional CDs	$25.0	Deposits	$(1.2)	26.4
Receive Fixed Rate Swaps	Fair Value	Callable CDs	5,467.4	Deposits	65.7	13.8
Receive Fixed Rate Swaps	Fair Value	Brokered Bullet CDs	209.2	Deposits	(9.2)	3.4
Pay Fixed Rate Swaps	Cash Flow	Institutional CDs	250.0	Deposits	13.4	1.4
Receive Fixed Rate Swaps	Fair Value	Fixed Rate Bank Notes	626.0	Long-Term Borrowings	(16.2)	5.5
Pay Fixed Rate Swaps	Cash Flow	FHLB Advances	1,060.0	Long-Term Borrowings	51.6	2.0
Receive Fixed Rate Swaps	Fair Value	FHLB Advances	280.0	Long-Term Borrowings	(4.2)	2.6
Pay Fixed Rate Swaps	Cash Flow	Floating Rate Bank Notes	78.9	Long-Term Borrowings	4.6	1.4
Receive Fixed Rate Swaps	Fair Value	Medium Term Notes	6.6	Long-Term Borrowings	0.0	18.2

Total liabilities					104.5

Net negative fair value impact					$(104.5)

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

December 31, 2008
Derivatives Designated as Hedging Instruments	Derivative Type	Hedged Item	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Assets
Interest Rate Contracts
Receive Fixed Rate Swaps	Cash Flow	Corporate Notes—AFS	$57.4	Investment Securities	$0.1	1.6

Total assets					0.1

Liabilities
Interest Rate Contracts
Receive Fixed Rate Swaps	Fair Value	Institutional CDs	$25.0	Deposits	$(2.5)	27.4
Receive Fixed Rate Swaps	Fair Value	Callable CDs	5,970.2	Deposits	(100.4)	13.5
Receive Fixed Rate Swaps	Fair Value	Brokered Bullet CDs	209.6	Deposits	(14.5)	4.4
Pay Fixed Rate Swaps	Cash Flow	Institutional CDs	550.0	Deposits	27.7	1.3
Receive Fixed Rate Swaps	Fair Value	Fixed Rate Bank Notes	436.4	Long-Term Borrowings	(54.0)	7.3
Pay Fixed Rate Swaps	Cash Flow	FHLB Advances	1,060.0	Long-Term Borrowings	98.4	3.0
Pay Fixed Rate Swaps	Cash Flow	Floating Rate Bank Notes	429.6	Long-Term Borrowings	30.7	2.3
Receive Fixed Rate Swaps	Fair Value	Medium Term Notes	6.9	Long-Term Borrowings	(0.3)	19.2

Total liabilities					(14.9)

Net positive fair value impact					$15.0

The effect of Fair Value Hedges on the Consolidated Statements of Income for the Year Ended December 31, 2009 ($ in millions):

Derivatives Designated as Hedging Instruments	Category of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (a)	Category of Gain or (Loss) Recognized in Income on Hedged Item	Amount of Gain or (Loss) Recognized in Income on Hedged Item
Interest Rate Contracts
	Interest Expense:		Interest Expense:
	Deposits:		Deposits:
Receive Fixed Rate Swaps	Institutional CDs	$0.1	Institutional CDs	$1.3
Receive Fixed Rate Swaps	Callable CDs	88.2	Callable CDs	166.1
Receive Fixed Rate Swaps	Brokered Bullet CDs	1.5	Brokered Bullet CDs	5.3
	Long-Term Borrowings:		Long-Term Borrowings:
Receive Fixed Rate Swaps	FHLB Advances	6.8	FHLB Advances	(4.2)
Receive Fixed Rate Swaps	Fixed Rate Bank Notes	(22.2)	Fixed Rate Bank Notes	37.8
Receive Fixed Rate Swaps	Medium Term Notes	0.1	Medium Term Notes	0.3
Receive Fixed Rate Swaps	Other	0.0	Other	0.1

	Total	$74.5	Total	$206.7

(a)	Included in the amount of gain or (loss) recognized in income on derivative is net derivative interest income, which totaled $281.1 million.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

The effect of Fair Value Hedges on the Consolidated Statements of Income for the Year Ended December 31, 2008 ($ in millions):

Derivatives Designated as Hedging Instruments	Category of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (a)	Category of Gain or (Loss) Recognized in Income on Hedged Item	Amount of Gain or (Loss) Recognized in Income on Hedged Item
Interest Rate Contracts
	Interest Expense:		Interest Expense:
	Deposits:		Deposits:
Receive Fixed Rate Swaps	Institutional CDs	$3.4	Institutional CDs	$(2.2)
Receive Fixed Rate Swaps	Callable CDs	204.8	Callable CDs	(102.5)
Receive Fixed Rate Swaps	Brokered Bullet CDs	16.2	Brokered Bullet CDs	(14.5)
	Long-Term Borrowings:		Long-Term Borrowings:
Receive Fixed Rate Swaps	Fixed Rate Bank Notes	57.4	Fixed Rate Bank Notes	(52.7)
Receive Fixed Rate Swaps	Medium-term Notes	0.3	Medium-term Notes	(0.5)
Receive Fixed Rate Swaps	Other	—	Other	0.4

	Total	$282.1	Total	$(172.0)

(a)	Included in the amount of gain or (loss) recognized in income on derivative is net derivative interest income, which totaled $109.9 million.

The effect of Fair Value Hedges on the Consolidated Statements of Income for the Year Ended December 31, 2007 ($ in millions):

Derivatives Designated as Hedging Instruments	Category of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (a)	Category of Gain or (Loss) Recognized in Income on Hedged Item	Amount of Gain or (Loss) Recognized in Income on Hedged Item
Interest Rate Contracts
	Interest Expense:		Interest Expense:
	Deposits:		Deposits:
Receive Fixed Rate Swaps	Institutional CDs	$0.9	Institutional CDs	$(0.3)
Receive Fixed Rate Swaps	Callable CDs	(1.0)	Callable CDs	2.1
	Long-Term Borrowings:		Long-Term Borrowings:
Receive Fixed Rate Swaps	Fixed Rate Bank Notes	14.2	Fixed Rate Bank Notes	(18.5)
Receive Fixed Rate Swaps	Medium-term Notes	—	Medium-term Notes	(0.2)
Receive Fixed Rate Swaps	Other	—	Other	0.4

	Total	$14.1	Total	$(16.5)

(a)	Included in the amount of gain or (loss) recognized in income on derivative is net derivative interest expense, which totaled $2.6 million.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

The effect of Cash Flow Hedges for the Year Ended December 31, 2009 ($ in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Category of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portions)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest Rate Contracts				Interest and Fee Income
Investment Securities—Corporate Notes AFS	$0.8	$(0.3)	$0.5	Investment Securities—Corporate Notes AFS	$(0.9)	$0.3	$(0.6)

Interest Rate Contracts				Interest Expense
Deposits:				Deposits:
Institutional CDs	(1.6)	0.6	(1.0)	Institutional CDs	15.9	(5.3)	10.6
Long-term Borrowings:				Long-term Borrowings:
FHLB Advances	8.0	(2.7)	5.3	FHLB Advances	38.8	(12.9)	25.9
Floating Rate Bank Notes	(2.1)	0.7	(1.4)	Floating Rate Bank Notes	28.1	(9.3)	18.8
Other	—	—	—	Other (1)	0.6	(0.2)	0.4

	$5.1	$(1.7)	$3.4		$82.5	$(27.4)	$55.1

(1)	Represents amortization for the year ended December 31, 2009 from the termination of swaps.

The gain recognized in income representing the ineffective portion of hedging relationships and amounts excluded from assessment of hedge effectiveness was not material for the year ended December 31, 2009.

The effect of Cash Flow Hedges for the Year Ended December 31, 2008 ($ in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Category of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portions)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest Rate Contracts				Interest and Fee Income
Investment Securities—Corporate Notes AFS	$0.1	$(0.0)	$0.1	Investment Securities—Corporate Notes AFS	$0.0	$(0.0)	$0.0
Loans and Leases—Variable Rate Loans	0.4	(0.1)	0.3	Loans and Leases—Variable Rate Loans	0.2	(0.1)	0.1

Interest Rate Contracts				Interest Expense
Deposits:				Deposits:
Institutional CDs	(23.2)	8.1	(15.1)	Institutional CDs	13.5	(4.7)	8.8
Long-term Borrowings:				Long-term Borrowings:
FHLB Advances	(75.8)	26.5	(49.3)	FHLB Advances	15.7	(5.5)	10.2
Floating Rate Bank Notes	(26.0)	9.1	(16.9)	Floating Rate Bank Notes	8.4	(2.9)	5.5
Other	—	—	—	Other (1)	0.8	(0.3)	0.5

	$(124.5)	$43.6	$(80.9)		$38.6	$(13.5)	$25.1

(1)	Represents amortization for the year ended December 31, 2008 from the termination of swaps.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

The effect of Cash Flow Hedges for the Year Ended December 31, 2007 ($ in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Category of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portions)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest Rate Contracts				Interest and Fee Income
Loans and Leases—Variable Rate Loans	$0.0	$(0.0)	$0.0	Loans and Leases—Variable Rate Loans	$2.1	$(0.7)	$1.4

Interest Rate Contracts				Interest Expense
Deposits:				Deposits:
Institutional CDs	(12.1)	4.2	(7.9)	Institutional CDs	(6.9)	2.4	(4.5)
Brokered Money Market	0.1	(0.0)	0.1	Brokered Money Market	—	—	—
Short-Term Borrowings	(0.2)	0.1	(0.1)	Short-Term Borrowings	0.3	(0.1)	0.2
Long-term Borrowings:				Long-term Borrowings:
FHLB Advances	(35.7)	12.5	(23.2)	FHLB Advances	(8.8)	3.1	(5.7)
Floating Rate Bank Notes	(8.3)	2.9	(5.4)	Floating Rate Bank Notes	(2.5)	0.8	(1.7)
Other	—	—	—	Other (1)	0.6	(0.2)	0.4

	$(56.2)	$19.7	$(36.5)		$(15.2)	$5.3	$(9.9)

(1)	Represents amortization for the year ended December 31, 2007 from the termination of swaps.

For the year ended December 31, 2007, the loss recognized in income representing the ineffective portion of the hedging relationships amounted to $(0.1) million and is included in interest expense on short-term borrowings.

24. Business Segments

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

The financial results of the business segments include allocations for shared services and corporate expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they were to exist as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit. The financial information for each segment is reported on the basis used internally by the Corporation’s management to evaluate performance and allocate resources. The allocation has been consistently applied for all periods presented. Revenues from affiliated transactions are typically charged at rates available to and transacted with unaffiliated customers. The accounting policies of the Corporation’s segments are generally the same as those described in Note 1 – Basis of Presentation and Note 2 – Significant Accounting Policies in Notes to Consolidated Financial Statements.

Based on the way the Corporation organizes its segments, the Corporation has determined that it has four reportable segments, which include Commercial Banking, Community Banking, Wealth Management and Treasury.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

Commercial Banking

The Commercial Banking segment provides products and services to middle market businesses, large corporate businesses and public sector entities primarily within M&I’s footprint states. These products and services include: secured and unsecured loans and lines of credit, letters of credit, asset-based lending, equipment financing, mezzanine financing, global trade services, treasury management, demand deposit accounts, interest bearing accounts and time deposits. Commercial Banking also supports the commercial real estate market with products and services including secured and unsecured lines of credit, letters of credit, construction loans for commercial and residential development and land acquisition and development loans.

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

Others

The Others segment includes a Capital Markets and a National Consumer Banking Division. The Capital Markets Division provides a variety of products and services designed to address its customers’ risk management and investment needs. These services include derivative solutions and investment services, currency conversion and foreign exchange services and risk management. These services are provided primarily to corporate, business banking and financial institution clients. The National Consumer Banking Division provides mortgage and home equity consumer lending, indirect automobile financing, and affinity banking services.

Total Revenues by type in Others consist of the following ($ in millions):

	2009	2008	2007
Capital Markets Division	$52.4	$54.8	$37.5
National Consumer Banking Division	166.1	134.5	87.1
Administrative & Other	76.2	66.7	103.0
Other	258.4	267.2	240.6

Total	$553.1	$523.2	$468.2

Results of operations and identifiable assets by segment for each of the three years ended December 31 are:

	Year Ended December 31, 2009 ($ in millions)
	Commercial Banking	Community Banking	Wealth Management	Treasury	Others	Corporate Overhead	Eliminations, Reclassifi- cations & Adjustments	Consolidated
Net interest income	$886.9	$707.4	$66.6	$(217.1)	$221.9	$(57.9)	$(25.2)	$1,582.6
Provision for loan and lease losses	943.7	809.3	42.6	—	519.0	—	—	2,314.6

Net interest income after provision for loan and lease losses	(56.8)	(101.9)	24.0	(217.1)	(297.1)	(57.9)	(25.2)	(732.0)
Other income	69.8	200.8	273.7	224.3	331.2	157.9	(342.1)	915.6
Other expense	273.8	812.1	259.8	53.2	408.8	113.8	(343.7)	1,577.8

Income before income taxes	(260.8)	(713.2)	37.9	(46.0)	(374.7)	(13.8)	(23.6)	(1,394.2)
Income tax expense (benefit)	(104.3)	(285.3)	15.2	(18.4)	(202.5)	(16.7)	(25.2)	(637.2)

Income (loss) before noncontrolling interests	(156.5)	(427.9)	22.7	(27.6)	(172.2)	2.9	1.6	(757.0)
Less: Noncontrolling interests	—	—	—	—	—	—	(1.6)	(1.6)

Segment income (loss)	$(156.5)	$(427.9)	$22.7	$(27.6)	$(172.2)	$2.9	$—	$(758.6)

Identifiable assets	$22,855.8	$16,244.5	$1,642.6	$9,165.1	$7,564.8	$7,813.4	$(8,076.2)	$57,210.0

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

	Year Ended December 31, 2008 ($ in millions)
	Commercial Banking	Community Banking	Wealth Management	Treasury	Others	Corporate Overhead	Eliminations, Reclassifi- cations & Adjustments	Consolidated
Net interest income	$776.6	$792.8	$61.9	$59.9	$170.1	$(53.4)	$(27.2)	$1,780.7
Provision for loan and lease losses	1,519.1	316.9	23.5	—	178.2	—	—	2,037.7

Net interest income after provision for loan and lease losses	(742.5)	475.9	38.4	59.9	(8.1)	(53.4)	(27.2)	(257.0)
Other income	105.1	183.3	291.3	48.9	353.1	102.8	(336.4)	748.1
Goodwill impairment	925.6	609.5	—	—	—	—	—	1,535.1
All other expense	283.3	693.1	293.4	20.9	398.4	106.3	(337.3)	1,458.1

Income before income taxes	(1,846.3)	(643.4)	36.3	87.9	(53.4)	(56.9)	(26.3)	(2,502.1)
Income tax expense (benefit)	(381.3)	(47.8)	13.9	35.2	(34.7)	(17.6)	(27.2)	(459.5)

Income (loss) before noncontrolling interests	(1,465.0)	(595.6)	22.4	52.7	(18.7)	(39.3)	0.9	(2,042.6)
Less: Noncontrolling interests	—	—	—	—	—	—	(0.9)	(0.9)

Segment income (loss)	$(1,465.0)	$(595.6)	$22.4	$52.7	$(18.7)	$(39.3)	$—	$(2,043.5)

Identifiable assets	$25,771.3	$18,805.6	$1,688.3	$8,674.3	$7,773.8	$2,289.0	$(2,665.9)	$62,336.4

	Year Ended December 31, 2007 ($ in millions)
	Commercial Banking	Community Banking	Wealth Management	Treasury	Others	Corporate Overhead	Eliminations, Reclassifi- cations & Adjustments	Consolidated
Net interest income	$685.4	$805.5	$52.1	$15.2	$119.2	$(33.7)	$(27.5)	$1,616.2
Provision for loan and lease losses	237.6	48.6	3.8	—	29.8	—	—	319.8

Net interest income after provision for loan and lease losses	447.8	756.9	48.3	15.2	89.4	(33.7)	(27.5)	1,296.4
Other income	87.4	149.6	269.7	46.4	349.0	131.3	(304.3)	729.1
Other expense	196.9	579.3	221.8	87.6	361.8	171.8	(307.2)	1,312.0

Income before income taxes	338.3	327.2	96.2	(26.0)	76.6	(74.2)	(24.6)	713.5
Income tax expense (benefit)	135.3	130.9	35.6	(10.4)	(20.6)	(29.6)	(27.5)	213.7

Income (loss) before noncontrolling interests	203.0	196.3	60.6	(15.6)	97.2	(44.6)	2.9	499.8
Less: Noncontrolling interests	—	—	—	—	—	—	(2.9)	(2.9)

Segment income (loss)	$203.0	$196.3	$60.6	$(15.6)	$97.2	$(44.6)	$—	$496.9

Identifiable assets	$25,403.7	$19,630.5	$1,551.3	$8,918.0	$4,866.7	$3,439.8	$(3,961.4)	$59,848.6

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

25. Guarantees

Letters of Credit

Standby letters of credit are contingent commitments issued by the Corporation to support customer obligations to a third party and to support public and private financing, and other financial or performance obligations of customers. Standby letters of credit have maturities that generally reflect the maturities of the underlying obligations. The credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers. If deemed necessary, the Corporation holds various forms of collateral to support standby letters of credit. The gross amount of standby letters of credit issued at December 31, 2009 was $2.2 billion. Of the amount outstanding at December 31, 2009, standby letters of credit conveyed to others in the form of participations amounted to $53.9 million. Since many of the standby letters of credit are expected to expire without being drawn upon, the amounts outstanding do not necessarily represent future cash requirements. At December 31, 2009 the estimated fair value associated with letters of credit amounted to $9.5 million.

Trust Preferred Securities

In conjunction with the acquisitions of Gold Banc, Trustcorp, Excel and First Indiana, the Corporation acquired all of the common interests in the trusts that issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures. At December 31, 2009, the principal amounts outstanding associated with the remaining trusts were $16.0 million, $30.0 million, $38.0 million and $15.0 million. The full guarantees were assumed by M&I. See Note 17 – Long-term Borrowings in Notes to Consolidated Financial Statements for further information.

Securities Lending

As part of securities custody activities and at the direction of its clients, the Corporation’s Wealth Management segment lends securities owned by its clients to borrowers who have been evaluated for credit risk in a manner similar to that employed in making lending decisions. In connection with these activities, M&I Trust has issued an indemnification against loss resulting from the default by a borrower under the master securities loan agreement due to the failure of the borrower to return loaned securities when due. The borrowing party is required to fully collateralize securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest and the collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $7.5 billion at December 31, 2009 and $8.2 billion at December 31, 2008. Because of the requirement to fully collateralize securities borrowed, management believes that exposure to credit loss from this activity is remote and there are no liabilities reflected on the Consolidated Balance Sheets at December 31, 2009 and December 31, 2008, related to these indemnifications.

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

Credit Support Agreement

Certain entities within the Wealth Management segment are the investment advisor and trustee of the M&I Employee Benefit Stable Principal Fund (“SPF”). The SPF periodically participates in securities lending activities. Although not obligated to do so, the Corporation entered into a credit support agreement with SPF that replaced all prior agreements. Under the terms of the current agreement, the Corporation would be required to contribute capital, under certain specific and defined circumstances and not to exceed $35.0 million in the aggregate and for no consideration, should certain asset loss events occur. The agreement expired December 31, 2009 and was renewed in

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

accordance with the current terms that provide for a three month renewal and all of the significant terms, including maximum contribution limits, remaining unchanged. The Corporation currently expects that the credit support agreement will expire or be terminated during the first quarter of 2010. At December 31, 2009, the estimated contingent liability ranged from approximately $12 million to $20 million and the accrued liability under the agreement that is reported within Accrued Expenses and Other Liabilities in the Consolidated Balance Sheet amounted to $2.7 million.

26. Other Contingent Liabilities

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

27. Subsequent Events

On February 18, 2010, the Corporation announced that its Board of Directors declared a first quarter cash dividend of $0.01 per share on its common stock. The dividend is payable on March 12, 2010 to common stock shareholders of record as of the close of business on March 1, 2010.

In addition, the Board of Directors declared a regular quarterly cash dividend of $21.4 million in the aggregate on its Senior Preferred Stock, Series B. The Senior Preferred Stock, Series B was purchased from the Corporation by the U.S. Treasury as part of the U.S. Treasury’s Capital Purchase Program. The Preferred Stock dividend is payable on May 17, 2010 to the shareholder of record at the close of business on May 3, 2010.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

28. Condensed Financial Information—Parent Corporation Only

In conjunction with the Separation on November 1, 2007, Marshall & Ilsley Corporation (Accounting Predecessor to New Marshall & Ilsley Corporation) became M&I LLC, a wholly-owned subsidiary of New Marshall & Ilsley, which became Marshall & Ilsley Corporation. The Condensed Balance Sheet as of December 31, 2008 and the Condensed Statements of Income and Condensed Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 present the Parent Corporation Only on a consolidated basis, which is more reflective of the financial position, results of operations and cash flows of the Parent Corporation and its activities. On December 31, 2009, M&I LLC was merged with and into Marshall & Ilsley Corporation, with Marshall & Ilsley Corporation surviving as the single parent company.

Condensed Balance Sheets

December 31

	2009	2008
Assets
Cash and cash equivalents	$1,178,468	$1,975,442
Investments in affiliates:
Banks	5,770,148	5,419,990
Nonbanks	581,996	539,891
Premises and equipment, net	8,101	9,177
Other assets	336,351	306,396

Total assets	$7,875,064	$8,250,896

Liabilities and Shareholders’ Equity
Commercial paper	$—	$17,264
Other liabilities	293,472	356,610
Long-term borrowings:
Medium-term notes Series E, F and MiNotes	453,589	463,040
4.375% senior notes	—	599,653
5.626% senior notes	—	399,323
Floating rate subordinated notes due to M&I Capital Trust A	31,806	32,709
7.50% subordinated notes	22,361	22,331
Floating junior subordinated deferrable interest debentures due to Gold Banc Trust III	16,000	15,896
Floating rate junior subordinated deferrable interest debentures due to Gold Banc Trust IV	30,000	30,119
Floating junior subordinated deferrable interest debentures due to Gold Banc Trust V	38,000	37,883
10.60% junior subordinated deferrable interest debentures due to Trustcorp Statutory Trust I	15,380	15,887

Total long-term borrowings	607,136	1,616,841

Total liabilities	900,608	1,990,715
Shareholders’ equity	6,974,456	6,260,181

Total liabilities and shareholders’ equity	$7,875,064	$8,250,896

Scheduled maturities of long-term borrowings are $18,699 in 2010, $282,045 in 2011, $14,206 in 2012, $22,592 in 2013 and $858 in 2014. See Note 17 in Notes to Consolidated Financial Statements for a description of the long-term borrowings.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

Condensed Statements of Income

Years Ended December 31

	2009	2008	2007
Income
Cash dividends:
Bank affiliates	$155	$66,259	$168
Nonbank affiliates	10,172	80,885	402
Interest from affiliates	4,516	46,267	82,010
Service fees and other	157,894	102,291	133,077

Total income	172,737	295,702	215,657
Expense
Interest	62,740	100,044	118,908
Salaries and employee benefits	53,440	52,513	61,166
Administrative and general	60,626	54,003	110,886

Total expense	176,806	206,560	290,960

Income (loss) from continuing operations before income taxes and equity in undistributed net income of affiliates	(4,069)	89,142	(75,303)
Benefit from income taxes	(16,760)	(17,603)	(29,629)

Income (loss) from continuing operations before equity in undistributed net income of affiliates	12,691	106,745	(45,674)
Discontinued operations, net of income taxes	—	—	500,646

Income before equity in undistributed net income of affiliates	12,691	106,745	454,972
Equity in undistributed net income (loss) of affiliates, net of dividends paid:
Banks	(715,058)	(2,087,410)	470,535
Nonbanks	(56,250)	(62,797)	225,429

Net income (loss)	$(758,617)	$(2,043,462)	$1,150,936

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

Consolidating Statements of Income

Year Ended December 31, 2009

	M&I LLC	Marshall & Ilsley Corporation	Eliminations & Reclassifications	Consolidated Parent Corporation
Income
Cash dividends:
Bank affiliates	$155	$—	$—	$155
Nonbank affiliates	10,172	—	—	10,172
Interest from affiliates	530	3,986	—	4,516
Service fees and other	2,076	155,818	—	157,894

Total income	12,933	159,804	—	172,737
Expense
Interest	60,286	2,454	—	62,740
Salaries and employee benefits	9	53,431	—	53,440
Administrative and general	2,306	58,320	—	60,626

Total expense	62,601	114,205	—	176,806

Income (loss) from continuing operations before income taxes and equity in undistributed net income of affiliates	(49,668)	45,599	—	(4,069)
Provision for (benefit from) income taxes	(22,780)	6,020	—	(16,760)

Income (loss) before equity in undistributed net income of affiliates	(26,888)	39,579	—	12,691
Equity in undistributed net loss of affiliates, net of dividends paid:
Banks	(715,058)	—	—	(715,058)
Nonbanks	(56,250)	—	—	(56,250)
M&I LLC	—	(798,196)	798,196	—

Net income (loss)	$(798,196)	$(758,617)	$798,196	$(758,617)

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

Consolidating Statements of Income

Year Ended December 31, 2007

	M&I LLC	Marshall & Ilsley Corporation	Eliminations & Reclassifications	Consolidated Parent Corporation
Income
Cash dividends:
Bank affiliates	$168	$—	$—	$168
Nonbank affiliates	402	—	—	402
Interest from affiliates	67,543	14,467	—	82,010
Service fees and other	133,075	2	—	133,077

Total income	201,188	14,469	—	215,657
Expense
Interest	115,992	2,916	—	118,908
Salaries and employee benefits	60,017	1,149	—	61,166
Administrative and general	110,437	449	—	110,886

Total expense	286,446	4,514	—	290,960

Income (loss) from continuing operations before income taxes and equity in undistributed net income of affiliates	(85,258)	9,955	—	(75,303)
Provision for (benefit from) income taxes	(33,120)	3,491	—	(29,629)

Income from continuing operations before equity in undistributed net income of affiliates	(52,138)	6,464	—	(45,674)
Discontinued operations, net of income taxes	(24,780)	525,426	—	500,646

Income before equity in undistributed net income of affiliates	(76,918)	531,890	—	454,972
Equity in undistributed net income of affiliates, net of dividends paid:
Banks	470,535	—	—	470,535
Nonbanks	225,429	—	—	225,429
M&I LLC	—	619,046	(619,046)	—

Net income (loss)	$619,046	$1,150,936	$(619,046)	$1,150,936

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

Condensed Statements of Cash Flows

Years Ended December 31

	2009	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$(758,617)	$(2,043,462)	$1,150,936
Non-cash items included in income:
Equity in undistributed net loss (income) of affiliates	771,308	2,150,207	(695,964)
Depreciation and amortization	3,220	4,582	3,586
Excess tax (benefit) expense from stock-based compensation arrangements	(1,431)	55	907
Gain on sale of Metavante	—	—	(525,576)
Other	(77,371)	(29,106)	64,984

Net cash (used in) provided by operating activities	(62,891)	82,276	(1,127)

Cash Flows From Investing Activities:
Increases in indebtedness of affiliates	—	—	(16,350)
Decreases in indebtedness of affiliates	—	—	1,319,700
Increases in investments in affiliates	(1,037,111)	(1,739,728)	(121,106)
Net proceeds from the Separation	—	—	1,639,034
Purchases of premises and equipment, net	(169)	(2,130)	(1,154)
Other	(153)	(8,434)	55,202

Net cash (used in) provided by investing activities	(1,037,433)	(1,750,292)	2,875,326

Cash Flows From Financing Activities:
Dividends paid on common stock	(14,187)	(327,820)	(313,298)
Dividends paid on preferred stock	(85,988)	—	—
Proceeds from the issuance of commercial paper	121,104	33,741,932	19,190,183
Principal payments on commercial paper	(138,368)	(34,523,654)	(18,912,746)
Proceeds from the issuance of long-term borrowings	—	17,489	—
Payments on long-term borrowings	(1,009,028)	(34,066)	(230,214)
Purchases of common stock	—	(130,870)	(431,150)
Proceeds from the issuance of preferred stock	—	1,715,000	—
Proceeds from the issuance of common stock	1,428,353	27,832	512,243
Excess tax benefit (expense) from stock-based compensation arrangements	1,431	(55)	(907)
Other	33	—	(7,800)

Net cash provided by (used in) financing activities	303,350	485,788	(193,689)

Net (decrease) increase in cash and cash equivalents	(796,974)	(1,182,228)	2,680,510
Cash and cash equivalents, beginning of year	1,975,442	3,157,670	477,160

Cash and cash equivalents, end of year	$1,178,468	$1,975,442	$3,157,670

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

Consolidating Statements of Cash Flows

Year Ended December 31, 2009

	M&I LLC	Marshall & Ilsley Corporation	Eliminations & Reclassifications	Consolidated Parent Corporation
Cash Flows From Operating Activities:
Net loss	$(798,196)	$(758,617)	$798,196	$(758,617)
Non-cash items included in income:
Equity in undistributed net loss of affiliates	771,308	798,196	(798,196)	771,308
Depreciation and amortization	2,596	624	—	3,220
Excess tax benefit from stock–based compensation arrangements	(1,440)	9	—	(1,431)
Other	(95,333)	17,962	—	(77,371)

Net cash (used in) provided by operating activities	(121,065)	58,174	—	(62,891)

Cash Flows From Investing Activities:
Increases in investments in affiliates	746,752	(1,783,863)	—	(1,037,111)
Purchases of premises and equipment, net	676	(845)	—	(169)
Other	(153)	—	—	(153)

Net cash provided by (used in) investing activities	747,275	(1,784,708)	—	(1,037,433)

Cash Flows From Financing Activities:
Dividends paid on common stock	—	(14,187)	—	(14,187)
Dividends paid on preferred stock	—	(85,988)	—	(85,988)
Proceeds from the issuance of commercial paper	—	121,104	—	121,104
Principal payments on commercial paper	—	(138,368)	—	(138,368)
Payments on long-term borrowings	(1,008,317)	(711)	—	(1,009,028)
Proceeds from the issuance of common stock	—	1,428,353	—	1,428,353
Excess tax benefit from stock-based compensation arrangements	1,440	(9)	—	1,431
Other	—	33	—	33

Net cash (used in) provided by financing activities	(1,006,877)	1,310,227	—	303,350

Net decrease in cash and cash equivalents	(380,667)	(416,307)	—	(796,974)
Cash and cash equivalents, beginning of year	380,667	1,594,775	—	1,975,442

Cash and cash equivalents, end of year	$—	$1,178,468	$—	$1,178,468

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

Consolidating Statements of Cash Flows

Year Ended December 31, 2008

	M&I LLC	Marshall & Ilsley Corporation	Eliminations & Reclassifications	Consolidated Parent Corporation
Cash Flows From Operating Activities:
Net loss	$(2,053,623)	$(2,043,462)	$2,053,623	$(2,043,462)
Non-cash items included in income:
Equity in undistributed net loss of affiliates	2,150,207	2,053,623	(2,053,623)	2,150,207
Depreciation and amortization	3,968	614	—	4,582
Excess tax benefit from stock-based compensation arrangements	55	—	—	55
Other	(40,555)	11,449	—	(29,106)

Net cash provided by operating activities	60,052	22,224	—	82,276

Cash Flows From Investing Activities:
Increases in investments in affiliates	(452,976)	(1,286,752)	—	(1,739,728)
Purchases of premises and equipment, net	35	(2,165)	—	(2,130)
Other	(8,333)	(101)	—	(8,434)

Net cash used in investing activities	(461,274)	(1,289,018)	—	(1,750,292)

Cash Flows From Financing Activities:
Dividends paid on common stock	—	(327,820)	—	(327,820)
Proceeds from the issuance of commercial paper	—	33,741,932	—	33,741,932
Principal payments on commercial paper	(244,739)	(34,278,915)	—	(34,523,654)
Proceeds from the issuance of long-term borrowings	—	17,489	—	17,489
Payments on long-term borrowings	(21,520)	(12,546)	—	(34,066)
Purchase of common stock	—	(130,870)	—	(130,870)
Proceeds from the issuance of preferred stock	—	1,715,000	—	1,715,000
Proceeds from the issuance of common stock	—	27,832	—	27,832
Excess tax benefit from stock-based compensation arrangements	(55)	—	—	(55)
Other	—	—	—	—

Net cash (used in) provided by financing activities	(266,314)	752,102	—	485,788

Net decrease in cash and cash equivalents	(667,536)	(514,692)	—	(1,182,228)
Cash and cash equivalents, beginning of year	1,048,203	2,109,467	—	3,157,670

Cash and cash equivalents, end of year	$380,667	$1,594,775	$—	$1,975,442

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008, and 2007 ($000’s except share data)

Consolidating Statements of Cash Flows

Year Ended December 31, 2007

	M&I LLC	Marshall & Ilsley Corporation	Eliminations & Reclassifications	Consolidated Parent Corporation
Cash Flows From Operating Activities:
Net income	$619,046	$1,150,936	$(619,046)	$1,150,936
Non-cash items included in income:
Equity in undistributed net income of affiliates	(695,964)	(619,046)	619,046	(695,964)
Depreciation and amortization	3,586	—	—	3,586
Excess tax benefit from stock-based compensation arrangements	907	—	—	907
Gain on Sale of Metavante	—	(525,576)	—	(525,576)
Other	(17,298)	82,282	—	64,984

Net cash (used in) provided by operating activities	(89,723)	88,596	—	(1,127)

Cash Flows From Investing Activities:
Increases in indebtedness of affiliates	(16,350)	—	—	(16,350)
Decreases in indebtedness of affiliates	1,319,700	—	—	1,319,700
Increases in investments in affiliates	(126,053)	4,947	—	(121,106)
Net proceeds from the Separation	(25,966)	1,665,000	—	1,639,034
Purchases of premises and equipment, net	(1,154)	—	—	(1,154)
Other	58,202	(3,000)	—	55,202

Net cash provided by investing activities	1,208,379	1,666,947	—	2,875,326

Cash Flows From Financing Activities:
Dividends paid on common stock	(231,489)	(81,809)	—	(313,298)
Proceeds from the issuance of commercial paper	10,123,422	9,066,761	—	19,190,183
Principal payments on commercial paper	(10,400,233)	(8,512,513)	—	(18,912,746)
Payments on long-term borrowings	(230,214)	—	—	(230,214)
Purchase of common stock	(303,993)	(127,157)	—	(431,150)
Proceeds from the issuance of common stock	503,601	8,642	—	512,243
Excess tax benefit from stock-based compensation arrangements	(907)	—	—	(907)
Other	(7,800)	—	—	(7,800)

Net cash (used in) provided by financing activities	(547,613)	353,924	—	(193,689)

Net increase in cash and cash equivalents	571,043	2,109,467	—	2,680,510
Cash and cash equivalents, beginning of year	477,160	—	—	477,160

Cash and cash equivalents, end of year	$1,048,203	$2,109,467	$—	$3,157,670

Quarterly Financial Information (Unaudited)

Following is unaudited financial information for each of the calendar quarters during the years ended December 31, 2009 and 2008. ($000’s except per share data)

	Quarter Ended
	Dec. 31	Sept. 30	June 30	March 31
2009
Total Interest and Fee Income	$592,525	$603,077	$628,508	$643,783
Total Interest Expense	192,177	214,386	236,684	242,037

Net Interest Income	400,348	388,691	391,824	401,746
Provision for Loan and Lease Losses	639,032	578,701	618,992	477,924

Net Interest Income (Loss) After Provision for Loan and Lease Losses	(238,684)	(190,010)	(227,168)	(76,178)
Net Investment Securities Gains (Losses)	40,569	(1,517)	82,665	72
Other Income	203,261	229,382	184,536	176,634
Other Expense	409,036	408,982	414,659	345,157

Loss Before Income Taxes	(403,890)	(371,127)	(374,626)	(244,629)
Benefit for Income Taxes	(169,938)	(148,170)	(166,143)	(152,982)

Loss Before Noncontrolling Interests	(233,952)	(222,957)	(208,483)	(91,647)
Less: Net Income Attributable to Noncontrolling Interests	(385)	(402)	(472)	(319)

Net Loss Attributable to M&I Corporation	(234,337)	(223,359)	(208,955)	(91,966)
Preferred Dividends	(25,124)	(25,068)	(25,013)	(24,959)

Net Loss Attributable to M&I Corporation Common Shareholders	$(259,461)	$(248,427)	$(233,968)	$(116,925)

Per Share Attributable to M&I Corporation Common Shareholders:
Net Loss:
Basic	$(0.54)	$(0.68)	$(0.83)	$(0.44)
Diluted	(0.54)	(0.68)	(0.83)	(0.44)

2008
Total Interest and Fee Income	$785,425	$798,651	$814,608	$879,010
Total Interest Expense	323,386	358,002	366,970	448,626

Net Interest Income	462,039	440,649	447,638	430,384
Provision for Loan and Lease Losses	850,443	154,962	885,981	146,321

Net Interest Income (Loss) After Provision for Loan and Lease Losses	(388,404)	285,687	(438,343)	284,063
Net Investment Securities Gains (Losses)	(9,926)	987	452	25,716
Other Income	175,979	182,845	186,545	185,517
Other Expense	1,937,691	359,800	380,180	315,565

Income (Loss) Before Income Taxes	(2,160,042)	109,719	(631,526)	179,731
Provision (Benefit) for Income Taxes	(281,253)	26,378	(237,950)	33,300

Income (Loss) Before Noncontrolling Interests	(1,878,789)	83,341	(393,576)	146,431
Less: Net Income Attributable to Noncontrolling Interests	(229)	(203)	(215)	(222)

Net Income (Loss) Attributable to M&I Corporation	(1,879,018)	83,138	(393,791)	146,209
Preferred Dividends	(12,737)	—	—	—

Net Income (Loss) Attributable to M&I Corporation Common Shareholders	$(1,891,755)	$83,138	$(393,791)	$146,209

Per Share Attributable to M&I Corporation Common Shareholders:
Net Income (Loss):
Basic	$(7.25)	$0.32	$(1.52)	$0.56
Diluted	(7.25)	0.32	(1.52)	0.56

Quarterly Financial Information (Unaudited)—(Continued)

	2009	2008	2007	2006	2005
Common Dividends Declared
First Quarter	$0.01	$0.31	$0.27	$0.24	$0.21
Second Quarter	0.01	0.32	0.31	0.27	0.24
Third Quarter	0.01	0.32	0.31	0.27	0.24
Fourth Quarter	0.01	0.32	0.31	0.27	0.24

	$0.04	$1.27	$1.20	$1.05	$0.93

Price Range of Stock*

(Low and High Close)

			Post- Separation	Pre- Separation
	2009	2008	2007	2007	2006	2005
First Quarter
Low	$3.11	$21.71	$—	$46.18	$40.91	$40.21
High	13.78	28.98	—	49.23	45.35	43.65
Second Quarter
Low	4.74	15.33	—	45.86	43.36	41.23
High	10.10	26.36	—	49.83	46.44	45.06
Third Quarter
Low	4.20	11.50	—	40.41	44.76	42.83
High	8.93	29.50	—	48.21	48.54	47.28
Fourth Quarter
Low	5.10	11.74	26.36	41.96	45.53	40.18
High	7.94	22.98	32.58	45.97	49.07	44.40

*	The results for 2007 have been separated to show the prices prior to and after the Separation on November 1, 2007. As a result, the fourth quarter pre-Separation prices are through October 31, 2007 only. The post-Separation prices are from November 1, 2007 through December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Marshall & Ilsley Corporation

We have audited the accompanying consolidated balance sheets of Marshall & Ilsley Corporation and subsidiaries (the “Corporation”) as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marshall & Ilsley Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 1, 2010

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

Management conducted an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in Internal Control—Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report dated March 1, 2010, which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Marshall & Ilsley Corporation

We have audited the internal control over financial reporting of Marshall & Ilsley Corporation and subsidiaries (the “Corporation”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009, of the Corporation and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 1, 2010

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2010, except for information as to executive officers and M&I’s Code of Business Conduct and Ethics which is set forth in Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2010, except for information as to executive officers which is set forth in Part I of this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to M&I’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

Consolidated Financial Statements:

Balance Sheets—December 31, 2009 and December 31, 2008

Statements of Income—years ended December 31, 2009, 2008 and 2007

Statements of Cash Flows—years ended December 31, 2009, 2008 and 2007

Statements of Equity—years ended December 31, 2009, 2008 and 2007

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

Date: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Gregory A. Smith
Gregory A. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date: March 1, 2010

/s/ Patricia R. Justiliano
Patricia R. Justiliano Senior Vice President and Corporate Controller (Principal Accounting Officer)	Date: March 1, 2010

Directors:	Jon F. Chait, John W. Daniels, Jr., Mark F. Furlong, Ted D. Kellner, Dennis J. Kuester, David J. Lubar, Katharine C. Lyall, John A. Mellowes, Robert J. O’Toole, San W. Orr, Jr., Peter M. Platten, III, John S. Shiely, George E. Wardeberg and James B. Wigdale.

By:	/s/ Randall J. Erickson	Date: March 1, 2010
Randall J. Erickson
As Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

MARSHALL & ILSLEY CORPORATION

INDEX TO EXHIBITS

(Item 15(a)3)

ITEM

(2)	(a)	Investment Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Holding Company, Metavante Corporation, Montana Merger Sub Inc. and WPM, L.P., incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

	(b)	Separation Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Holding Company, Metavante Corporation and New Marshall & Ilsley Corporation, incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

(3)	(a)	Restated Articles of Incorporation, incorporated by reference to M&I’s Registration Statement on Form S-3 filed on November 6, 2007, SEC File No. 333-147162

	(b)	Articles of Amendment to the Company’s Restated Articles of Incorporation, incorporated by reference to M&I’s Current Report on Form 8-K filed November 14, 2008, SEC File No. 1-33488

	(c)	Amended and Restated By-Laws, incorporated by reference to M&I’s Registration Statement on Form S-3 filed on November 6, 2007, SEC File No. 333-147162

(4)†	(a)	Warrant for Purchase of Shares of Common Stock, incorporated by reference to M&I’s Current Report on Form 8-K filed November 14, 2008, SEC File No. 1-33488

	(b)	Form of Certificate for the Senior Preferred Stock, incorporated by reference to M&I’s Current Report on Form 8-K filed November 14, 2008, SEC File No. 1-33488

(10)	(a)	Deferred Compensation Trust between Marshall & Ilsley Corporation and Bessemer Trust Company dated April 28, 1987, as amended, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, SEC File No. 1-15403*

	(b)	Marshall & Ilsley Corporation Amended and Restated Supplementary Retirement Benefits Plan, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, SEC File No. 1-15403*

	(c)	Letter Agreement, dated June 17, 2002, between M&I Marshall & Ilsley Bank and Andrew N. Baur and Noncompete Agreement, dated June 17, 2002, between M&I and Andrew N. Baur, incorporated by reference to Old M&I’s Registration Statement on Form S-4 (Reg. No. 333-92472)*

	(d)	Amended and Restated Directors Deferred Compensation Plan of Marshall & Ilsley Corporation, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, SEC File No. 1-33488*

	(e)	Marshall & Ilsley Corporation Amended and Restated Deferred Compensation Trust II between M&I and Marshall & Ilsley Trust Company National Association, incorporated by reference to Old M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 1-15403*

	(f)	Marshall & Ilsley Corporation Amended and Restated Deferred Compensation Trust III between M&I and Marshall & Ilsley Trust Company National Association, incorporated by reference to Old M&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC File No. 1-15403*

	(g)	Marshall & Ilsley Corporation 2003 Death Benefit Plan, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, SEC File No. 1-15403*

	(h)	Death Benefit Award Agreement, dated December 30, 2003, between M&I and Mr. Kuester, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, SEC File No. 1-15403*

	(i)	Death Benefit Award Agreement, dated December 30, 2003, between M&I and Mr. Wigdale, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(j)	Marshall & Ilsley Corporation Amended and Restated Annual Executive Incentive Compensation Plan, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003*

(k)	Marshall & Ilsley Corporation Amended and Restated Executive Deferred Compensation Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, SEC File No. 1-33488*

(l)	Consulting Agreement dated December 15, 2004, between M&I and Mr. Wigdale, incorporated by reference to Old M&I’s Current Report on Form 8-K filed December 17, 2004, SEC File No.1-15403*

(m)	Consulting Agreement dated December 15, 2004 between Southwest Bank of St. Louis and Mr. Baur, incorporated by reference to Old M&I’s Current Report on Form 8-K filed December 17, 2004, SEC File No. 1-15403*

(n)	2005 Directors Deferred Compensation Plan of Marshall & Ilsley Corporation, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, SEC File No. 1-33488*

(o)	Marshall & Ilsley Corporation 2005 Executive Deferred Compensation Plan, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, SEC File No. 1-33488*

(p)	Amended and Restated Marshall & Ilsley Corporation Nonqualified Retirement Benefit Plan, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2005, SEC File No. 1-15403*

(q)	Marshall & Ilsley Corporation Amended and Restated 1994 Long-Term Incentive Plan for Executives, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, SEC File No. 1-33488*

(r)	Transition and Consulting Agreement between the M&I and Dennis J. Kuester dated December 21, 2006, incorporated by reference to Old M&I’s Current Report on Form 8-K dated December 21, 2006, SEC File No. 1-15403*

(s)	Letter Agreement from M&I to Mark F. Furlong dated December 21, 2006 containing the terms of the Supplemental Executive Retirement Benefit, incorporated by reference to Old M&I’s Current Report on Form 8-K dated December 21, 2006, SEC File No. 1-15403*

(t)	Letter of Amendment between M&I and Mr. Furlong dated February 17, 2009 regarding the Supplemental Executive Retirement Benefit*

(u)	Marshall & Ilsley Corporation 2006 Equity Incentive Plan, as amended October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(v)	Marshall & Ilsley Corporation 2003 Executive Stock Option and Restricted Stock Plan, effective January 1, 2006, retroactive to January 1, 2005, as further amended on February 16, 2006 and October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(w)	Marshall & Ilsley Corporation 2000 Executive Stock Option and Restricted Stock Plan, effective January 1, 2006, retroactive to January 1, 2005, as further amended on October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(x)	Marshall & Ilsley Corporation Amended and Restated 1997 Executive Stock Option and Restricted Stock Plan, effective January 1, 2006, retroactive to January 1, 2005, as further amended on October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(y)	Marshall & Ilsley Corporation 1995 Directors Stock Option Plan, as amended on August 15, 2002, as further amended on October 19, 2002, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(z)	Marshall & Ilsley Corporation 1993 Executive Stock Option Plan, as amended on February 13, 1997, December 14, 1995, and December 12, 1996, as further amended on October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(aa)	Gold Banc Corporation, Inc. 1996 Equity Compensation Plan, as amended February 2, 2001, as further amended on October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(bb)	First Business Bancshares of Kansas City, Inc. 1994 Key Employee Stock Option Plan, as amended on October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(cc)	Trustcorp Financial, Inc. 1997 Non-Qualified Stock Option Plan, as amended, incorporated by reference to Old M&I’s Registration Statement on Form S-8 filed April 4, 2006, SEC File No. 333-132977*

(dd)	United Community Bankshares of Florida, Inc. Director Stock Option Plan, incorporated by reference to the United Community Bankshares of Florida, Inc. (n/k/a United Heritage Bankshares of Florida, Inc.) Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, SEC File No. 000-50287*

(ee)	United Community Bankshares of Florida, Inc. Officers’ and Employees’ Stock Option Plan, incorporated by reference to the United Community Bankshares of Florida, Inc. (n/k/a United Heritage Bankshares of Florida, Inc.) Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, SEC File No. 000-50287*

(ff)	Tax Allocation Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Holding Company, Metavante Corporation and New Marshall & Ilsley Corporation, incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

(gg)	Employee Matters Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Holding Company, Metavante Corporation and New Marshall & Ilsley Corporation, incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

(hh)	Form of Shareholders Agreement, incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

(ii)	Form of Stock Purchase Right Agreement, incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

(jj)	Excel Bank Corporation 2005 Equity Incentive Plan, incorporated by reference to Old M&I’s Registration Statement on Form S-3 filed July 5, 2007, SEC File No. 333-144360*

(kk)	Amendment No. 1 to the Employee Matters Agreement, dated as of August 21, 2007, among M&I, Metavante Corporation, Metavante Holding Company and New M&I, incorporated by reference to Old M&I’s Current Report on Form 8-K filed September 5, 2007, SEC File No. 1-15403

(ll)	Assignment and Assumption Agreement dated January 1, 2007 relating to Mr. Furlong’s Supplemental Executive Retirement Benefit, by and between M&I LLC, M&I and Mr. Furlong, incorporated by reference to M&I’s Annual Report on Form 10-K for the year ended December 31, 2007, SEC File No. 1-33488*

(mm)	Form of Change of Control Agreements dated January 1, 2008 between M&I and Messrs. Furlong, O’Neill and Gregory A. Smith, incorporated by reference to M&I’s Annual Report on Form 10-K for the year ended December 31, 2007, SEC File No. 1-33488*

(nn)	Form of Change of Control Agreements dated January 1, 2008 between M&I and Messrs. Deneen, Ellis, Hogan, Kelly, Renard, Roberts, Root, Michael C. Smith and Ronald E. Smith and Ms. Justiliano and Ms. Knickerbocker, incorporated by reference to M&I’s Annual Report on Form 10-K for the year ended December 31, 2007, SEC File No. 1-33488*

	(oo)	Form of Change of Control Agreements dated December 18, 2008 between M&I and Messrs. Erickson and Krei, incorporated by reference to M&I’s Current Report on Form 8-K filed December 23, 2008, SEC File No. 1-33488*

	(pp)	Letter Agreement, dated November 14, 2008, between M&I and the U.S. Treasury, including the Securities Purchase Agreement attached thereto, incorporated by reference to M&I’s Current Report on Form 8-K filed November 14, 2008, SEC File No. 1-33488

	(qq)	Marshall & Ilsley Corporation 2009 Equity Incentive Plan, incorporated by reference to Appendix B to the definitive Proxy Statement on Schedule 14A for M&I’s 2009 Annual Meeting of Shareholders filed on March 13, 2009*

	(rr)	Form of Restricted Stock Agreement (Stock Base Salary Award), incorporated by reference to M&I’s Current Report on Form 8-K filed December 29, 2009, SEC File No. 1-33488*

	(ss)	Form of Restricted Stock Agreement*

	(tt)	Form of Omnibus Amendment Agreements between M&I, Messrs. Furlong, Smith, Krei, Ellis and O’Neill*

(11)		Computation of Earnings Per Common Share, incorporated by reference to Note 6 of Notes to Consolidated Financial Statements included in Item 8, Consolidated Financial Statements and Supplementary Data

(12)		Computation of Ratio of Earnings to Fixed Charges

(14)		Code of Business Conduct and Ethics, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, SEC File No. 1-15403

(21)		Subsidiaries

(23)		Consent of Deloitte & Touche LLP

(24)		Powers of Attorney

(31)	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)	(a)	Section 1350 Certification of Chief Executive Officer

	(b)	Section 1350 Certification of Chief Financial Officer

(99)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 111(b)(4) of the EESA

†	The total amount of securities authorized pursuant to any instrument defining the rights of holders of long-term debt of M&I does not exceed 10% of the total assets of M&I and its subsidiaries on a consolidated basis. M&I agrees to furnish to the Commission upon request a copy of any such instrument.

*	Management contract or compensatory plan or arrangement.