Form 10-Q
period 2010-03-31
MARSHALL & ILSLEY CORP
filed 2010-05-10
CIK 1399315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Small reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $1.00 Par Value	527,244,964

MARSHALL & ILSLEY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
($000’s except share data)

	March 31,	December 31,	March 31,
	2010	2009	2009
Assets:
Cash and cash equivalents:
Cash and due from banks	$588,687	$769,034	$744,861
Federal funds sold and security resale agreements	27,057	26,839	49,698
Money market funds	55,434	36,610	285,307
Total cash and cash equivalents	671,178	832,483	1,079,866
Interest bearing deposits at other banks	1,939,006	1,128,794	116,353
Trading assets, at fair value	254,549	255,646	686,723
Investment securities:
Available for sale, at fair value	7,520,465	7,073,592	7,540,076
Held to maturity, fair value $107,319 ($106,962 at December 31, 2009 and $192,324 at March 31, 2009)	104,245	103,566	187,551
Loans held for sale	174,103	214,159	305,082

Loans and leases	42,474,704	44,003,467	48,939,572
Allowance for loan and lease losses	(1,515,154)	(1,480,470)	(1,352,117)
Net loans and leases	40,959,550	42,522,997	47,587,455
Premises and equipment, net	557,650	565,806	570,303
Goodwill	609,517	609,517	607,954
Other intangible assets	129,064	134,067	150,154
Bank-owned life insurance	1,200,130	1,189,360	1,165,887
Other real estate owned (OREO)	454,317	430,821	344,271
Accrued interest and other assets	1,995,595	2,149,170	1,448,357
Total Assets	$56,569,369	$57,209,978	$61,790,032

Liabilities and Equity:
Deposits:
Noninterest bearing	$7,787,831	$7,832,752	$6,988,312
Interest bearing	34,194,419	33,804,773	32,576,052
Total deposits	41,982,250	41,637,525	39,564,364
Federal funds purchased and security repurchase agreements	829,665	520,905	2,513,039
Other short-term borrowings	64,348	599,242	2,823,244
Accrued expenses and other liabilities	957,329	1,040,860	1,100,063
Long-term borrowings	5,865,381	6,425,855	9,538,664
Total Liabilities	49,698,973	50,224,387	55,539,374

Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized; 1,715,000 shares issued and outstanding of Senior Preferred Stock, Series B (liquidation preference of $1,000 per share)	1,715	1,715	1,715
Common Stock, $1.00 par value; 530,164,081 shares issued (530,164,081 shares at December 31, 2009 and 272,318,615 shares at March 31, 2009)	530,164	530,164	272,319
Additional paid-in capital	4,959,570	4,997,606	3,841,725
Retained earnings	1,520,214	1,666,021	2,419,433
Treasury stock, at cost: 3,029,908 shares (4,793,885 shares at December 31, 2009 and 6,617,041 shares at March 31, 2009)	(81,122)	(132,191)	(182,840)
Deferred compensation	(37,751)	(37,538)	(36,533)
Accumulated other comprehensive income, net of related taxes	(33,730)	(51,321)	(75,606)
Total Marshall & Ilsley Corporation shareholders' equity	6,859,060	6,974,456	6,240,213
Noncontrolling interest in subsidiaries	11,336	11,135	10,445
Total Equity	6,870,396	6,985,591	6,250,658
Total Liabilities and Equity	$56,569,369	$57,209,978	$61,790,032

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($000’s except per share data)

	Three Months Ended March 31,
	2010	2009
Interest and fee income
Loans and leases	$509,573	$566,334
Investment securities:
Taxable	49,370	63,117
Exempt from federal income taxes	9,386	12,255
Trading securities	183	1,449
Short-term investments	1,086	628
Total interest and fee income	569,598	643,783
Interest expense
Deposits	112,564	138,089
Short-term borrowings	677	3,992
Long-term borrowings	52,892	99,956
Total interest expense	166,133	242,037
Net interest income	403,465	401,746
Provision for loan and lease losses	458,112	477,924
Net interest income (loss) after provision for loan and lease losses	(54,647)	(76,178)
Other income
Wealth management	68,147	62,682
Service charges on deposits	32,099	35,313
Gain on sale of mortgage loans	5,660	9,814
Other mortgage banking revenue	692	993
Net investment securities gains (losses)	102	72
Bank-owned life insurance revenue	10,794	9,316
Gain on termination of debt	10,296	3,056
Sale of merchant portfolio processing	48,272	-
OREO income	6,078	2,568
Other	45,424	52,892
Total other income	227,564	176,706
Other expense
Salaries and employee benefits	161,598	155,188
Net occupancy and equipment	34,102	33,793
Software expenses	7,902	6,598
Processing charges	32,082	33,722
Supplies, printing, postage and delivery	8,154	9,094
FDIC insurance	27,254	15,104
Professional services	20,790	19,181
Amortization of intangibles	5,140	5,794
OREO expenses	37,504	32,623
Other	36,965	34,060
Total other expense	371,491	345,157
Income (loss) before income taxes	(198,574)	(244,629)
Provision (benefit) for income taxes	(83,605)	(152,982)
Net income (loss) before noncontrolling interests	(114,969)	(91,647)
Less: Net income attributable to noncontrolling interests	(389)	(319)
Net income (loss) attributable to Marshall & Ilsley Corporation	(115,358)	(91,966)
Preferred dividends	(25,180)	(24,959)
Net income (loss) attributable to Marshall & Ilsley Corporation common shareholders	$(140,538)	$(116,925)
Per share attributable to Marshall & Ilsley Corporation common shareholders
Basic	$(0.27)	$(0.44)
Diluted	$(0.27)	$(0.44)
Dividends paid per common share	$0.01	$0.01
Weighted average common shares outstanding (000's):
Basic	524,086	264,544
Diluted	524,086	264,544

MARSHALL & ILSLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($000’s)

	Three Months Ended March 31,
	2010	2009
Net Cash Provided by / (Used in) Operating Activities	$379,613	$(63,732)

Cash Flows from Investing Activities:
Net increase in short-term investments	(810,213)	(106,669)
Proceeds from sales of securities available for sale	8	46,023
Proceeds from maturities of securities available for sale	346,054	337,432
Proceeds from maturities of securities held to maturity	14,009	50,804
Purchases of securities available for sale	(771,139)	(376,840)
Net decrease in loans and leases	961,738	352,247
Purchases of premises and equipment, net	(5,474)	(16,890)
Cash paid for acquisitions, net of cash and cash equivalents acquired	-	(454)
Proceeds from sale of merchant portfolio processing	48,272	-
Net proceeds from sale of OREO	106,641	49,684
Net cash (used in) / provided by investing activities	(110,104)	335,337

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	413,879	(1,460,417)
Net (decrease) / increase in short-term borrowings	(226,027)	1,281,558
Proceeds from issuance of long-term borrowings	-	375
Payments of long-term borrowings	(593,557)	(63,461)
Dividends paid on preferred stock	(21,437)	(21,676)
Dividends paid on common stock	(5,269)	(2,630)
Proceeds from the issuance of common stock	1,542	2,105
Other	55	-
Net cash used in financing activities	(430,814)	(264,146)
Net (decrease) / increase in cash and cash equivalents	(161,305)	7,459
Cash and cash equivalents, beginning of year	832,483	1,072,407
Cash and cash equivalents, end of period	$671,178	$1,079,866

Supplemental Cash Flow Information:
Cash paid/(received) during the period for:
Interest	$196,936	$286,504
Income taxes	(136,313)	(119,001)

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements
March 31, 2010 & 2009 (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.  In management’s opinion, the unaudited financial information included in this report reflects all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial position and results of operations as of and for the three months ended March 31, 2010 and 2009.  The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of results to be expected for the entire year.

2.	New Accounting Pronouncements

On January 1, 2010 the Corporation adopted updated accounting guidance to the Transfers and Servicing Topic and the Consolidations Topic to the FASB Accounting Standards Codification.  Changes to the Transfers and Servicing Topic eliminate the concept of a qualifying special-purpose entity (“QSPE”), change the requirements for derecognizing financial assets, and require additional disclosures regarding an entity’s continuing involvement in and exposure to risks related to transferred financial assets. The changes to the Consolidations Topic replace the quantitative approach previously required for determining which enterprise should consolidate a variable interest entity with a consolidation approach focused on which enterprise has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. The updated Consolidations Topic also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, and eliminates an exception indicating that a troubled debt restructuring, as defined by the Debt Topic, is not an event that required reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.  The adoption of this updated accounting guidance did not have a material impact on the financial statements and related disclosures.

In January 2010, the FASB updated the disclosure guidance in the Fair Value Measurements and Disclosures Topic.  This update clarifies certain existing disclosure requirements and requires separate disclosures of significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy along with descriptions of the reasons for the transfers.  In addition, information about purchases, sales, issuances, and settlements should be presented separately for Level 3 disclosures. The updated guidance was effective beginning on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective beginning on January 1, 2011.  The impact of the updated disclosure guidance is reflected in Note 3 - Fair Value Measurements.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)
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
March 31, 2010 & 2009 (Unaudited)

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

Estimated fair values for residual interests in the form of interest only strips from automobile loan securitizations are based on a discounted cash flow analysis and are classified as a Level 3.  There were no automobile loan securitizations outstanding at March 31, 2010.

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

On a quarterly basis, the Corporation performs an analysis using historical and market implied default and recovery rates that also consider certain industry conventions established for operational efficiencies to estimate the potential impact on the reported fair values of these derivative financial assets and liabilities due to counterparty credit risk and the Corporation’s own credit risk.  Based on this analysis, the Corporation determined that the impact of these factors was insignificant and did not make any additional credit risk adjustments for purposes of determining the reported fair values of these derivative assets and liabilities with dealers at March 31, 2010.

Certain derivative transactions are executed with customers whose counterparty credit risk is similar in nature to the credit risk associated with the Corporation’s lending activities.  As is the case with a loan, the Corporation evaluates the credit risk of each of these customers on an individual basis and, where deemed appropriate, collateral is obtained.  The type of collateral varies and is often the same collateral as the collateral obtained to secure a customer’s loan.  For purposes of assessing the potential impact of counterparty credit risk on the fair values of derivative assets with customers, the Corporation used a probability analysis to estimate the amount of expected loss exposure due to customer default at some point in the remaining term of the entire portfolio of customer derivative contracts outstanding at March 31, 2010.  While not significant, the Corporation did factor the estimated amount of expected loss due to customer default in the reported fair value of its customer derivative assets at March 31, 2010.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2010 ($000’s):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (1)
Trading Assets:
Trading securities	$-	$21,859	$-
Derivative assets	-	232,690	-
Total trading assets	$-	$254,549	$-

Investment securities available for sale (2)
U.S. treasury	$-	$7,367	$-
U.S. government agencies	-	5,801,642	-
States and political subdivisions	-	769,010	40,683
Residential mortgage backed securities	-	203,167	-
Corporate notes	-	-	-
Asset backed securities	-	63,052	88,551
Foreign	-	-	43
Private equity investments	-	-	70,686
Total investment securities available for sale	$-	$6,844,238	$199,963
Accrued interest and other assets:
Financial guarantees - credit protection purchased	$-	$8	$-

Liabilities (1)
Short-term borrowings	$-	$7,261	$-
Accrued expenses and other liabilities:
Derivative liabilities	$-	$203,307	$11,600
Financial guarantees - credit protection sold	-	271	-
Total accrued expenses and other liabilities	$-	$203,578	$11,600

(1)
The amounts presented above exclude certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage its interest rate risk.  These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2.  See Note 11 – Derivative Financial Instruments and Hedging Activities in Notes to Financial Statements for further information.  Level 3 derivative liabilities represent the fair value of the derivative financial instrument entered into in conjunction with the sale of the Corporation’s shares of Visa, Inc. (“Visa”) Class B common stock.  See Note 14 – Guarantees in Notes to Financial Statements for additional information regarding Visa.

(2)
The investment securities included in Level 3 are primarily senior tranche asset-backed securities.  The amounts presented are exclusive of $411,901 of investments in Federal Reserve Bank and FHLB stock, which are bought and sold at par and are carried at cost, and $64,363 in affordable housing partnerships, which are generally carried on the equity method.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2009 ($000’s):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (1)
Trading Assets:
Trading securities	$-	$385,344	$-
Derivative assets	85	301,294	-
Total trading assets	$85	$686,638	$-

Investment securities available for sale (2)
U.S. treasury	$-	$2,327	$-
U.S. government agencies	-	5,543,626	10
States and political subdivisions	-	907,933	11,967
Residential mortgage backed securities	-	288,500	-
Corporate notes	-	140,263	10,000
Asset backed securities	-	1,414	143,120
Foreign	-	2,375	2,030
Equity	46	-	-
Private equity investments	-	-	66,222
Other	-	-	5,254
Total investment securities available for sale	$46	$6,886,438	$238,603

Liabilities (1)
Other short-term borrowings	$-	$168	$-
Accrued expenses and other liabilities:
Derivative liabilities	$55	$257,223	$-

(1)
The amounts presented above exclude certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage its interest rate risk.  These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2.  See Note 11 – Derivative Financial Instruments and Hedging Activities in Notes to Financial Statements for further information.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with financial instruments measured using significant unobservable inputs (Level 3) during the three months ended March 31, 2010 ($000’s):

	Investment Securities (1)	Private Equity Investments (2)	Total	Derivative Liabilities
Balance at December 31, 2009	$271,196	$68,482	$339,678	$11,600
Net payments, purchases and sales	(370)	1,402	1,032	-
Discount accretion	(8)	-	(8)	-
Transfers out of Level 3	(140,483)	-	(140,483)	-
Total gains or losses (realized or unrealized):
Included in earnings	-	802	802	-
Included in other comprehensive income	(1,058)	-	(1,058)	-
Balance at March 31, 2010	$129,277	$70,686	$199,963	$11,600

Unrealized gains or (losses) for the period included in earnings attributable to unrealized gains or losses for financial instruments still held at March 31, 2010	$-	$802	$802	-

(1)
Unrealized changes in fair value for available-for-sale investments (debt securities) are recorded in other comprehensive income, while gains and losses from sales are recorded in Net investment securities gains (losses) in the Consolidated Statements of Income.

(2)
Private equity investments are generally recorded at fair value.  Accordingly, both unrealized changes in fair value and gains or losses from sales are included in Net investment securities gains (losses) in the Consolidated Statements of Income.

At March 31, 2010, $62,140 of highly-rated asset backed securities and $66,692 of Government National Mortgage Association securities were transferred to Level 2 as significant inputs to the pricing model used to value these securities became observable in the marketplace, could be derived from observable data or the values could be supported by observable levels at which transactions were executed in the marketplace.

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with financial instruments measured using significant unobservable inputs (Level 3) during the three months ended March 31, 2009 ($000’s):

	Investment Securities (1)	Private Equity Investments (2)	Other Assets	Total
Balance at December 31, 2008	$135,953	$65,288	$5,903	$207,144
Net payments, purchases and sales	(1,008)	706	(255)	(557)
Discount accretion	49	-	160	209
Net transfers in and/or out of Level 3	(2,860)	-	-	(2,860)
Total gains or losses (realized or unrealized):
Included in earnings	-	228	52	280
Included in other comprehensive income	34,993	-	(606)	34,387
Balance at March 31, 2009	$167,127	$66,222	$5,254	$238,603

Unrealized gains or losses for the period included in earnings attributable to unrealized gains or losses for financial instruments still held at March 31, 2009	$-	$191	$-	$191

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

(1)
Unrealized changes in fair value for available-for-sale investments (debt securities) are recorded in other comprehensive income, while gains and losses from sales are recorded in Net investment securities gains (losses) in the Consolidated Statements of Income.

(2)
Private equity investments are generally recorded at fair value.  Accordingly, both unrealized changes in fair value and gains or losses from sales are included in Net investment securities gains (losses) in the Consolidated Statements of Income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Loans held for sale are recorded at lower of cost or market and therefore are reported at fair value on a nonrecurring basis.  Such fair values are generally based on bids and are considered Level 2 fair values.

Nonaccrual loans greater than $1.0 million were individually evaluated for impairment.  Impairment was measured based on the fair value of the collateral less estimated selling costs or the fair value of the loan (“collateral value method”).  All consumer-related renegotiated loans were evaluated for impairment based on the present value of the estimated cash flows discounted at the loan’s original effective interest rate (“discounted cash flow method”).  A valuation allowance was recorded for the excess of the loan’s recorded investment over the amount determined by either the collateral value method or the discounted cash flow method.  This valuation allowance is a component of the Allowance for loan and lease losses.  The discounted cash flow method is not a fair value measure.  For the collateral value method, the Corporation generally obtains appraisals to support the fair value of collateral underlying loans.  Appraisals incorporate measures such as recent sales prices for comparable properties and costs of construction.  The Corporation considers these fair values Level 3.  For those loans individually evaluated for impairment using the collateral value method, the Corporation required a valuation allowance of $156,562 and $163,976 for loans with a recorded investment of $649,365 and $1,220,396 at March 31, 2010 and March 31, 2009, respectively.  See Note 8 – Allowance for Loan and Lease Losses in Notes to Consolidated Financial Statements for more information.

OREO is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. Subsequent to transfer, OREO is carried at the lower of cost or fair value, less estimated selling costs. The carrying value of OREO is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs.  At March 31, 2010 and 2009, the estimated fair value of OREO, less estimated selling costs, amounted to $454,317 and $344,271, respectively.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

Fair Value of Financial Instruments

Book values and estimated fair values for on and off-balance sheet financial instruments as of March 31, 2010 are presented in the following table.  Derivative financial instruments designated as hedging instruments are included in the book values and fair values presented for the related hedged items.  Derivative financial instruments designated as trading and other free standing derivatives are included in Trading assets.

Balance Sheet Financial Instruments ($ in millions)

	March 31, 2010
	Book Value	Fair Value

Financial assets:
Cash and short term investments	$2,610.2	$2,610.2
Trading assets	254.5	254.5
Investment securities available for sale	7,520.5	7,520.5
Investment securities held to maturity	104.2	107.3
Net loans and leases	41,133.7	36,511.1
Interest receivable	164.3	164.3

Financial liabilities:
Deposits	$41,982.3	$42,325.5
Short-term borrowings	894.0	894.0
Long-term borrowings	5,865.4	5,745.8
Derivative liabilities	215.2	215.2
Interest payable	126.8	126.8

Where readily available, quoted market prices are utilized by the Corporation for determining fair value.  If quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  The calculated fair value estimates, therefore, cannot be substantiated by comparison to independent markets and, in many cases, could not be realized upon immediate settlement of the instrument.  The current reporting requirements exclude certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the entire Corporation.

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

Net loans and leases
The fair value of loans and leases was derived from discounted cash flow analyses.  Loans and leases as of  March 31, 2010 were grouped into 1,587 pools based on similar characteristics such as maturity, payment type and payment frequency, rate type and underlying index, recent loan-to-value (LTV) measures and various types of credit indicators such as recent FICO scores and the Corporation’s internal loan rating system.  Credit spreads were derived from observable information wherever possible.  In cases where observable information was not available because of inactive markets or the change in the loan characteristics such as declining collateral values, certain adjustments were judgmentally made to estimate credit spreads consistent with the manner the Corporation believes market participants would assess the fair value of the loan pool.  The Corporation has estimated that increasing or decreasing the credit spreads by the equivalent of a 2 credit rating adjustment could affect the aggregate fair value of the loans and leases by approximately $0.8 billion or 2.0% of the net carrying value of total loans and leases at March 31, 2010.  The fair value of loans held for sale is based on the expected sales price.  At March 31, 2010, the fair value of net loans and leases is considered Level 2 and Level 3 in the fair value hierarchy.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

Deposits
The fair value for demand deposits or any interest bearing deposits with no fixed maturity date is considered to approximate carrying value.  Time deposits with defined maturity dates are considered to have a fair value which approximates the book value if the maturity date was within three months of the measurement date.  The remaining time deposits are assigned fair values based on a discounted cash flow analysis using discount rates that approximate interest rates currently being offered on time deposits with comparable maturities.  At March 31, 2010, the fair value of deposits is considered Level 2 in the Fair Value Hierarchy.

Borrowings
Short-term borrowings are generally carried at cost that approximates fair value.  Long-term debt is valued using discounted cash flow analysis with discount curves developed using several methods.  Wherever possible, the Corporation uses pricing from industry accepted services or recently observed transactions in the Corporation’s long-term debt to develop the discounting curves.  The observed transactions are between unaffiliated parties where there has been sufficient transaction volume to conclude that the observed pricing is representative of the fair value of the long-term debt obligation.  In the absence of representative observed transactions, the Corporation develops discount curves based on current incremental borrowing rates for similar types of arrangements.  At March 31, 2010, the fair value of borrowings is considered Level 2 in the Fair Value Hierarchy.

Off-Balance Sheet Financial Instruments

Fair values of off-balance sheet financial instruments have been estimated based on the equivalent fees, net of expenses, that would be charged for similar contracts and customers at March 31, 2010 ($ in millions):

Loan commitments	$9.7
Commercial letters of credit	0.3
Standby letters of credit	8.6

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

4.	Comprehensive Income

The following tables present the Corporation’s comprehensive income ($000’s):

	Three Months Ended March 31, 2010
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net loss before noncontrolling interests			$(114,969)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$40,310	$(14,636)	$25,674
Reclassification for securities transactions included in net income	-	-	-
Total unrealized gains (losses) on available for sale investment securities	$40,310	$(14,636)	$25,674

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$(29,136)	$10,850	$(18,286)
Reclassification adjustments for hedging activities included in net income	16,889	(6,289)	10,600
Total net gains (losses) on derivatives hedging variability of cash flows	$(12,247)	$4,561	$(7,686)

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(559)	162	(397)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(559)	$162	$(397)
Other comprehensive income, net of tax			17,591
Total comprehensive income (loss)			(97,378)
Less: Comprehensive income attributable to the noncontrolling interests			(389)
Comprehensive income (loss) attributable to Marshall & Ilsley Corporation			$(97,767)

	Three Months Ended March 31, 2009
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net loss before noncontrolling interests			$(91,647)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$112,266	$(39,428)	$72,838
Reclassification for securities transactions included in net income	(246)	86	(160)
Total unrealized gains (losses) on available for sale investment securities	$112,020	$(39,342)	$72,678

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$614	$(215)	$399
Reclassification adjustments for hedging activities included in net income	14,555	(5,094)	9,461
Total net gains (losses) on derivatives hedging variability of cash flows	$15,169	$(5,309)	$9,860

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(350)	158	(192)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(350)	$158	$(192)
Other comprehensive income (loss), net of tax			82,346
Total comprehensive income			(9,301)
Less: Comprehensive income attributable to the noncontrolling interests			(319)
Comprehensive income (loss) attributable to Marshall & Ilsley Corporation			$(9,620)

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

5.	Earnings Per Common Share

A reconciliation of the numerators and denominators of the basic and diluted per common share computations are as follows (dollars and shares in thousands, except per share data):

	Three Months Ended March 31, 2010
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(115,358)
Preferred stock dividends	(25,180)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(140,538)	524,086	$(0.27)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(115,358)
Preferred stock dividends	(25,180)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(140,538)	524,086	$(0.27)

	Three Months Ended March 31, 2009
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(91,966)
Preferred stock dividends	(24,959)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(116,925)	264,544	$(0.44)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(91,966)
Preferred stock dividends	(24,959)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(116,925)	264,544	$(0.44)

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

The table below presents the outstanding options to purchase shares of common stock not included in the computation of diluted earnings per common share because the exercise price  was greater than the average market price of the common shares for the three month periods ended March 31, 2010 and 2009 (anti-dilutive options).  As a result of the Corporation’s reported net loss for the three months ended March 31, 2010 and 2009, all stock options outstanding were excluded from the computation of diluted earnings per common share (shares in thousands):

	Three Months Ended March 31,
	2010	2009
Shares Subject to Options	33,276	33,162

Price Range	$4.76 - $36.82	$8.55 - $36.82

An outstanding warrant to purchase 13,815,789 shares of the Corporation’s common stock issued in connection with the Corporation’s participation in the U.S. Treasury Department’s Capital Purchase Program was not included in the computation of diluted earnings per common share for the three months ended March 31, 2010 and 2009, because of the reported net loss in both periods.  In addition, the $18.62 per share exercise price of the warrant was greater than the average market price of the common shares for the three months ended March 31, 2010 and 2009.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

6.	Investment Securities

The amortized cost, fair value and unrealized gains and losses of selected investment securities, by major security type, held by the Corporation were as follows ($000's):

	March 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury	$7,325	$42	$-	$7,367
U.S. Government agencies	5,739,353	69,796	7,507	5,801,642
States and political subdivisions	799,007	22,796	12,110	809,693
Residential mortgage backed securities	201,297	3,440	1,570	203,167
Asset backed securities	207,261	7	55,665	151,603
Private Equity investments	70,698	52	64	70,686
Federal Reserve Bank & FHLB stock	411,901	-	-	411,901
Affordable Housing Partnerships	64,363	-	-	64,363
Foreign	43	-	-	43
Total	$7,501,248	$96,133	$76,916	$7,520,465

Held to maturity:
States and political subdivisions	$88,877	$3,192	$239	$91,830
Corporate notes	10,000	13	-	10,013
Foreign	5,368	121	13	5,476
Total	$104,245	$3,326	$252	$107,319

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury	$7,335	$47	$3	$7,379
U.S. Government agencies	5,291,115	53,272	31,852	5,312,535
States and political subdivisions	831,248	23,557	10,803	844,002
Residential mortgage backed securities	221,819	2,041	3,250	220,610
Corporate notes	10,000	-	-	10,000
Asset backed securities	208,330	8	54,118	154,220
Equity	115	20	-	135
Private Equity investments	68,494	52	64	68,482
Federal Reserve Bank & FHLB stock	395,281	-	-	395,281
Affordable Housing Partnerships	56,538	-	-	56,538
Foreign	4,410	-	-	4,410
Total	$7,094,685	$78,997	$100,090	$7,073,592

Held to maturity:
States and political subdivisions	$102,566	$3,613	$217	$105,962
Foreign	1,000	-	-	1,000
Total	$103,566	$3,613	$217	$106,962

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

	March 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury	$2,308	$19	$-	$2,327
U.S. Government agencies	5,445,591	131,480	33,435	5,543,636
States and political subdivisions	911,880	20,480	12,460	919,900
Residential mortgage backed securities	301,394	935	13,829	288,500

Corporate notes	152,980	234	3,435	149,779
Cash flow hedge - corporate notes	484	-	-	484
Total Corporate notes	153,464	234	3,435	150,263

Asset backed securities	210,755	-	66,221	144,534
Equity	115	-	69	46
Private Equity investments	66,234	52	64	66,222
Federal Reserve Bank & FHLB stock	362,890	-	-	362,890
Affordable Housing Partnerships	52,099	-	-	52,099
Foreign	4,405	-	-	4,405
Other	4,423	831	-	5,254
Total	$7,515,558	$154,031	$129,513	$7,540,076

Held to maturity:
States and political subdivisions	$186,551	$4,933	$160	$191,324
Foreign	1,000	-	-	1,000
Total	$187,551	$4,933	$160	$192,324

The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2010 ($000’s):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. Government agencies	1,632,198	5,749	457,651	1,758	2,089,849	7,507
States and political subdivisions	55,955	5,533	96,724	6,816	152,679	12,349
Residential mortgage backed securities	11,263	1,066	34,926	504	46,189	1,570
Corporate notes	-	-	-	-	-	-
Asset backed securities	-	-	150,690	55,665	150,690	55,665
Private Equity investments	-	-	-	64	-	64
Federal Reserve Bank & FHLB stock	-	-	-	-	-	-
Affordable Housing Partnerships	-	-	-	-	-	-
Foreign	1,438	12	399	1	1,837	13
Other	-	-	-	-	-	-
Total	$1,700,854	$12,360	$740,390	$64,808	$2,441,244	$77,168

The investment securities in the above table were temporarily impaired at March 31, 2010.  This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on March 31, 2010.  The temporary impairment in the investment securities portfolio is the result of market interest rates since the investment securities were acquired and not from deterioration in the creditworthiness of the issuer.  At March 31, 2010, the Corporation does not intend to sell these temporarily impaired investment securities until a recovery of recorded investment, which may be at maturity, and it is more likely than not that the Corporation will not have to sell the investment securities prior to recovery of recorded investment.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

The following table provides the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2009 ($000’s):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. Government agencies	342,841	5,316	1,058,923	28,119	1,401,764	33,435
States and political subdivisions	91,205	3,083	127,602	9,537	218,807	12,620
Residential mortgage backed securities	141,812	8,573	57,652	5,256	199,464	13,829
Corporate notes	91,239	3,435	-	-	91,239	3,435
Asset backed securities	995	4	143,119	66,217	144,114	66,221
Equity	46	69	-	-	46	69
Private Equity investments	-	-	-	64	-	64
Federal Reserve Bank & FHLB stock	-	-	-	-	-	-
Affordable Housing Partnerships	-	-	-	-	-	-
Foreign	1,150	-	400	-	1,550	-
Other	-	-	-	-	-	-
Total	$669,288	$20,480	$1,387,696	$109,193	$2,056,984	$129,673

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2010 ($000’s):

	Investment Securities		Investment Securities
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$420,944	$430,312	$22,508	$22,757
From one through five years	3,614,413	3,671,727	35,156	36,571
From five through ten years	2,293,008	2,304,855	46,581	47,991
After ten years	1,172,883	1,113,571	-	-
	$7,501,248	$7,520,465	$104,245	$107,319

The gross investment securities gains and losses, including Wealth Management transactions, amounted to $3,066 and $2,964 for the three months ended March 31, 2010, respectively and $1,848 and $1,581 for the three months ended March 31, 2009, respectively.  See the Consolidated Statements of Cash Flows for the proceeds from the sale of investment securities.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

7.	Loans and Leases

Total loans and leases were $42,648,807, $44,217,626 and $49,244,654 at March 31, 2010, December 31, 2009, and March 31, 2009, respectively.

Loans and leases, excluding loans held for sale consisted of the following ($000's):

	March 31,	December 31,	March 31,
	2010	2009	2009
Commercial, financial and agricultural	$11,858,422	$12,473,995	$14,576,302
Real estate:
Commercial mortgage	13,517,055	13,634,894	12,984,609
Construction and development	5,055,544	5,481,547	8,135,368
Residential mortgage	4,786,886	4,920,765	5,616,988
Home equity loans and lines of credit	4,547,066	4,685,370	5,006,401
Total real estate	27,906,551	28,722,576	31,743,366

Personal	2,131,523	2,191,449	1,889,910
Lease financing	578,208	615,447	729,994
Total loans and leases	$42,474,704	$44,003,467	$48,939,572

Loans are presented net of unearned income and unamortized deferred fees, which amounted to $100,224, $111,924 and $135,261 at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

Loans held for sale consisted of the following ($000’s):

	March 31,	December 31,	March 31,
	2010	2009	2009
Commercial, financial and agricultural	$2,774	$1,633	$-
Real estate:
Commercial mortgage	14,995	11,031	14,317
Construction and development	50,014	57,333	115,983
Residential mortgage	36,947	48,105	94,045
Home equity loans and lines of credit	43,040	29,224	18,691
Total real estate	144,996	145,693	243,036

Personal	26,333	66,833	62,046
Total loans and leases	$174,103	$214,159	$305,082

Included in loans held for sale are nonaccrual loans which amounted to $55,063 and $113,737 at March 31, 2010 and 2009, respectively.  Loans held for sale at December 31, 2009 included nonaccrual loans of $57,670 and $15 of troubled debt restructured loans, which the Corporation refers to as renegotiated loans.

For the three months ended March 31, 2010 and 2009, loans transferred to OREO amounted to $146,852 and $95,794, respectively.  These amounts are considered non-cash transactions for cash flow purposes.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

8.	Allowance for Loan and Lease Losses

An analysis of the allowance for loan and lease losses follows ($000's):

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$1,480,470	$1,202,167
Provision for loan and lease losses	458,112	477,924
Charge-offs	(436,459)	(340,223)
Recoveries	13,031	12,249
Balance at end of period	$1,515,154	$1,352,117

As of March 31, 2010, December 31, 2009 and March 31, 2009, nonaccrual loans and leases totaled $1,953,797, $2,044,751 and $2,074,553 and troubled debt restructurings, which the Corporation refers to as renegotiated loans, totaled $731,839, $793,459 and $445,995, respectively.

For purposes of impairment testing, nonaccrual loans greater than one million dollars, renegotiated commercial loans greater than $250,000 and all consumer related renegotiated loans were individually assessed for impairment.  Consumer-related renegotiated loans are evaluated at the present value of expected future cash flows discounted at the loan’s effective interest rate.  Nonaccrual loans below the threshold were collectively evaluated as homogeneous pools.  The required valuation allowance is included in the allowance for loan and lease losses in the Consolidated Balance Sheets.

The Corporation’s recorded investment in impaired loans and leases and the related valuation allowance are as follows ($000’s):

	March 31, 2010		March 31, 2009
	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance
Total nonaccrual and renegotiated loans and leases	$2,685,636		$2,520,548
Less: nonaccrual loans held for sale	(55,063)		(113,737)
Total impaired loans and leases	$2,630,573		$2,406,811
Loans and leases excluded from individual evaluation	(664,771)		(838,941)
Impaired loans evaluated	$1,965,802		$1,567,870

Valuation allowance required	$1,413,884	$359,788	$1,026,947	$222,827
No valuation allowance required	551,918	-	540,923	-
Impaired loans evaluated	$1,965,802	$359,788	$1,567,870	$222,827

The average recorded investment in total impaired loans and leases for the quarters ended March 31, 2010 and 2009 amounted to $2,758,713 and $2,271,378 respectively.

The amount of cumulative net charge-offs recorded on the Corporation’s impaired loans outstanding at March 31, 2010 was approximately $829,570.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

9.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the three months ended March 31, 2010 were as follows ($000’s):

	Commercial Banking	Community Banking	Wealth Management	Others	Total
Gross amount of goodwill	$1,250,595	$609,510	$163,779	$120,777	$2,144,661
Accumulated impairment losses	(925,634)	(609,510)	-	-	(1,535,144)
Goodwill balance as of December 31, 2009	324,961	-	163,779	120,777	609,517
Activity	-	-	-	-	-
Goodwill balance as of March 31, 2010	$324,961	$-	$163,779	$120,777	$609,517

The changes in the carrying amount of goodwill for the three months ended March 31, 2009 were as follows ($000’s):

	Commercial Banking	Community Banking	Wealth Management	Others	Total
Gross amount of goodwill	$1,252,880	$609,510	$157,121	$120,777	$2,140,288
Accumulated impairment losses	(925,634)	(609,510)	-	-	(1,535,144)
Goodwill balance as of December 31, 2008	327,246	-	157,121	120,777	605,144
Purchase accounting adjustments	-	-	2,810	-	2,810
Goodwill balance as of March 31, 2009	$327,246	$-	$159,931	$120,777	$607,954

Purchase accounting adjustments for Wealth Management represent adjustments made to the initial estimates of fair value associated with the acquisition of Taplin, Canida & Habacht.

At March 31, 2010, the Corporation’s other intangible assets consisted of the following ($000’s):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Core deposit intangible	$216,177	$(116,966)	$99,211
Trust customers	29,354	(8,014)	21,340
Tradename	3,975	(1,147)	2,828
Other intangibles	7,336	(3,181)	4,155
	$256,842	$(129,308)	$127,534
Mortgage loan servicing rights			$1,530

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

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

Amortization expense of other intangible assets for the three months ended March 31, 2010 and 2009 amounted to $4.9 million and $5.5 million, respectively.

Amortization of mortgage loan servicing rights amounted to $0.2 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.

The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five fiscal years are ($000’s):

2011	$19,379
2012	16,785
2013	14,322
2014	12,358
2015	11,078

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

The Corporation has elected to perform its annual test for goodwill as of June 30th.  As a result of performing the annual test in 2009, the Corporation determined that the recorded goodwill was not impaired.  There have been no events since the annual test to indicate that it is more likely than not that the recorded goodwill had become impaired.  Other than goodwill, the Corporation did not have any other intangible assets with indefinite lives at March 31, 2010.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

10.	Deposits

The Corporation's deposit liabilities consisted of the following ($000's):

	March 31,	December 31,	March 31,
	2010	2009	2009
Noninterest bearing demand	$7,787,831	$7,832,752	$6,988,312
Interest bearing:
Savings and NOW	7,373,242	6,938,091	3,628,284
Money Market	12,758,186	11,314,909	10,613,915
CD's $100,000 and over:
CD's $100,000 and over	8,691,562	9,702,183	11,757,126
Cash flow hedge - Institutional CDs	13,349	13,427	22,933
Total CD's $100,000 and over	8,704,911	9,715,610	11,780,059
Other time	5,124,930	5,589,900	5,945,355
Foreign	233,150	246,263	608,439
Total interest bearing	34,194,419	33,804,773	32,576,052
Total deposits	$41,982,250	$41,637,525	$39,564,364

FDIC’s Temporary Liquidity Guarantee Program

On December 5, 2008, the Corporation announced that it and its eligible affiliates would be participating in a component of the FDIC’s Temporary Liquidity Guarantee Program – the Transaction Account Guarantee Program (the “TAGP”).

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

On April 13, 2010, the Board of Directors of the FDIC approved an interim rule to further extend the TAGP to December 31, 2010.  The interim rule gives the FDIC discretion to extend the program to the end of 2011, without additional rulemaking, if it determines that economic conditions warrant such an extension.

Due to the stressed economic conditions that existed in 2008 and 2009, the Corporation believes that its participation in the TAGP was warranted and that such participation had a positive affect on its deposit growth in 2009.  The Corporation has determined that its participation in the program and the additional cost of participating in the program is no longer warranted. On April 30, 2010, the Corporation elected to opt out of the TAGP program extension. The impact of the opt-out to the Corporation is uncertain. However, the Corporation anticipates that certain NOW deposits and certain noninterest bearing demand deposits, will likely migrate to other deposit accounts, investment products or into products offered by other entities.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

11.	Derivative Financial Instruments and Hedging Activities

The following is an update of the Corporation’s use of derivative financial instruments and its hedging activities as described in its Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant new hedging strategies employed during the three months ended March 31, 2010.

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

The Corporation employs certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage its interest rate risk.  These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2.  See Note 3 – Fair Value Measurements in Notes to Consolidated Financial Statements for additional information.

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

Trading and other free standing derivatives are used primarily to focus on providing derivative products to customers which enables them to manage their exposures to interest rate risk.  The Corporation’s market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts.  The offsetting derivative contracts generally have nearly identical notional values, terms and indices.  The Corporation used interest rate futures to economically hedge exposure to interest rate risk arising from the interest rate swap (designated as trading) entered into in conjunction with its auto securitization activities.  There were no auto securitization activities during the first quarter of 2010.

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
March 31, 2010 & 2009 (Unaudited)

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

On June 30, 2009, Visa announced that it had decided to deposit $700 million (“Loss Funds”) into the litigation escrow account previously established under its retrospective responsibility plan. Despite the funding, Visa did not disclose any updates about the litigation matters that would change the Corporation’s estimate of the fair value of the litigation settlement amount. As a result of the deposit, the conversion ratio of Visa Class B common stock to Visa Class A common stock was revised to 0.5824 and the Corporation made a $3.1 million payment to the counterparty in 2009.  There has been no further activity since that payment was made.

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

At March 31, 2010, the maximum potential amount of future payments (undiscounted) that the Corporation, as a seller of protection, could be required to make under the credit derivative amounted to $9.3 million, of which $2.2 million matures within one year and $7.1 million matures in one to five years.  The fair value of the credit derivative amounted to a negative $0.3 million at March 31, 2010 and is included in the Accrued Expenses and Other Liabilities category of the Corporation’s Consolidated Balance Sheets.

At March 31, 2010, the maximum potential amount of future receivables that the Corporation, as a purchaser of protection, may be eligible to receive under the credit derivative amounted to $3.6 million, of which $0.2 million matures within one year, $1.4 million matures in one to five years and $2.0 million matures in five to ten years.  At March 31, 2010, the fair value of the credit derivative was immaterial.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

The following tables summarize the balance sheet category and fair values of trading instruments and other free standing derivatives not designated as hedging instruments:

March 31, 2010	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)
Assets:
Interest rate contracts - swaps	$4,550.3	Trading assets	$222.9
Interest rate contracts - purchased interest rate caps	151.5	Trading assets	1.3
Equity derivative contracts - equity indexed CDs	94.7	Trading assets	8.5
Total assets			$232.7

Liabilities:
Interest rate contracts - swaps	$4,272.1	Accrued expenses and other liabilities	$193.6
Interest rate contracts - sold interest rate caps	135.4	Accrued expenses and other liabilities	1.3
Equity derivative contracts - equity indexed CDs	94.2	Accrued expenses and other liabilities	8.4
Equity derivative contracts - Visa	1.0	Accrued expenses and other liabilities	11.6
Total liabilities			$214.9
Net positive fair value impact			$17.8

March 31, 2009	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)
Assets:
Interest rate contracts - swaps	$4,844.8	Trading assets	$297.9
Interest rate contracts - options	184.0	Trading assets	1.2
Equity derivative contracts - equity indexed CDs	49.2	Trading assets	2.2
Equity derivative contracts - warrants	0.1	Trading assets	0.1
Total assets			$301.4

Liabilities:
Interest rate contracts - swaps	$4,690.0	Accrued expenses and other liabilities	$253.8
Interest rate contracts - options	203.8	Accrued expenses and other liabilities	1.2
Interest rate contracts - interest rate futures	1,427.0	Accrued expenses and other liabilities	0.1
Equity derivative contracts - equity indexed CDs	49.1	Accrued expenses and other liabilities	2.2
Total liabilities			$257.3
Net positive fair value impact			$44.1

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

The following tables summarize the income statement categories of the gain or (loss) recognized in income on trading instruments and other free standing derivatives not designated as hedging instruments:

Three Months Ended March 31, 2010	Category of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or(Loss) Recognized in Income on Derivative ($ in millions)
Interest Rate Contracts – Swaps	Other income - Other	$0.8
Interest Rate Contracts – Purchased Interest Rate Caps	Other income - Other	(0.1)
Interest Rate Contracts – Sold Interest Rate Caps	Other income - Other	0.1
Equity Derivative Contracts – Equity-Indexed CDs	Other income - Other	(0.0)
Equity Derivative Contracts – Visa	Other income - Other	-

Three Months Ended March 31, 2009	Category of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative ($ in millions)
Interest Rate Contracts – Swaps	Other income - Other	$3.2
Interest Rate Contracts – Purchased Interest Rate Caps	Other income - Other	1.0
Interest Rate Contracts – Sold Interest Rate Caps	Other income - Other	(1.0)
Interest Rate Contracts – Interest Rate Futures	Other income - Other	(0.5)
Equity Derivative Contracts – Equity-Indexed CDs	Other income - Other	-
Equity Derivative Contracts – Warrants	Other income - Other	(0.0)

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

The following tables summarize the balance sheet category and fair values of derivatives designated as hedging instruments:

March 31, 2010	Derivative Type	Hedged Item	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Liabilities
Interest rate contracts:
Receive fixed rate swaps	Fair Value	Institutional CDs	$25.0	Deposits	$(1.3)	26.2
Receive fixed rate swaps	Fair Value	Callable CDs	4,972.1	Deposits	4.6	14.2
Receive fixed rate swaps	Fair Value	Brokered Bullet CD's	204.9	Deposits	(10.4)	3.2
Pay fixed rate swaps	Cash Flow	Institutional CDs	250.0	Deposits	13.3	1.1
Receive fixed rate swaps	Fair Value	Fixed rate bank notes	590.0	Long-term borrowings	(5.0)	5.2
Pay fixed rate swaps	Cash Flow	FHLB advances	800.0	Long-term borrowings	64.2	2.3
Receive fixed rate swaps	Fair Value	FHLB advances	280.0	Long-term borrowings	(7.1)	2.4
Pay fixed rate swaps	Cash Flow	Floating Rate Bank Notes	78.8	Long-term borrowings	4.4	1.2
Receive fixed rate swaps	Fair Value	Medium term notes	6.6	Long-term borrowings	0.0	17.9
Total liabilities					62.7
Net negative fair value impact					$(62.7)

March 31, 2009	Derivative Type	Hedged Item	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Assets
Interest rate contracts
Receive fixed rate swaps	Cash Flow	Corporate Notes - AFS	$57.4	Investment Securities	$0.5	1.3
Total Assets					0.5

Liabilities
Interest rate contracts:
Receive fixed rate swaps	Fair Value	Institutional CDs	$25.0	Deposits	$(2.6)	27.2
Receive fixed rate swaps	Fair Value	Callable CDs	5,746.5	Deposits	3.0	13.6
Receive fixed rate swaps	Fair Value	Brokered Bullet CD's	209.3	Deposits	(13.4)	4.2
Pay fixed rate swaps	Cash Flow	Institutional CDs	550.0	Deposits	22.9	1.1

Receive fixed rate swaps	Fair Value	Fixed rate bank notes	428.2	Long-term borrowings	(43.3)	7.4
Pay fixed rate swaps	Cash Flow	FHLB advances	1,060.0	Long-term borrowings	91.5	2.8
Pay fixed rate swaps	Cash Flow	Floating Rate Bank Notes	429.6	Long-term borrowings	27.8	2.0
Receive fixed rate swaps	Fair Value	Medium term notes	6.9	Long-term borrowings	(0.1)	18.9
Total liabilities					85.8
Net negative fair value impact					$(85.3)

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

The effect of fair value hedges on the Consolidated Statements of Income for the three months ended March 31, 2010 ($ in millions):

Derivatives Designated as Hedging Instruments	Category of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative (a)	Category of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item
Interest Rate Contracts

	Interest expense:		Interest expense:
	Deposits:		Deposits:
Receive fixed rate swaps	Institutional CDs	$0.4	Institutional CDs	$(0.0)
Receive fixed rate swaps	Callable CDs	120.3	Callable CDs	(61.0)
Receive fixed rate swaps	Brokered Bullet CDs	3.4	Brokered Bullet CDs	(1.7)

	Long-term borrowings:		Long-term borrowings:
Receive fixed rate swaps	FHLB advances	4.5	FHLB advances	(2.9)
Receive fixed rate swaps	Fixed rate bank notes	24.0	Fixed rate bank notes	(18.5)
Receive fixed rate swaps	Medium term notes	0.1	Medium term notes	(0.1)
Receive fixed rate swaps	Other	-	Other	0.1
	Total	$152.7	Total	$(84.1)

(a)	Included in the amount of gain recognized in income on derivative is net derivative interest income which totaled $68.3 million.

The effect of fair value hedges on the Consolidated Statements of Income for the three months ended March 31, 2009 ($ in millions):

Derivatives Designated as Hedging Instruments	Category of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative (a)	Category of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item
Interest rate contracts

	Interest expense:		Interest expense:
	Deposits:		Deposits:
Receive fixed rate swaps	Institutional CDs	$0.4	Institutional CDs	$(0.1)
Receive fixed rate swaps	Callable CDs	(40.1)	Callable CDs	103.4
Receive fixed rate swaps	Brokered Bullet CDs	0.5	Brokered Bullet CDs	1.1

	Long-term borrowings:		Long-term borrowings:
Receive fixed rate swaps	Fixed rate bank notes	(8.4)	Fixed rate bank notes	10.6
Receive fixed rate swaps	Medium term notes	(0.1)	Medium term notes	0.1
Receive fixed rate swaps	Other	-	Other	0.1
	Total	$(47.7)	Total	$115.2

(a)	Included in the amount of gain or (loss) recognized in income derivative is net derivative interest income which totaled $67.5 million.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

The effect of cash flow hedges for the three months ended March 31, 2010 ($ in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Category of Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest expense
Deposits:				Deposits:
Institutional CDs	(3.2)	1.2	(2.0)	Institutional CDs	3.2	(1.2)	2.0

Long-term borrowings:				Long-term borrowings:
FHLB advances	(23.3)	8.7	(14.6)	FHLB advances	10.8	(4.0)	6.8
Floating rate bank notes	(2.6)	0.9	(1.7)	Floating rate bank notes	2.8	(1.1)	1.7
Other	-	-	-	Other (1)	0.1	(0.0)	0.1
	$(29.1)	$10.8	$(18.3)		$16.9	$(6.3)	$10.6
(1) Represents amortization for the three months ended March 31, 2010 from the termination of swaps.

The effect of cash flow hedges for the three months ended March 31, 2009 ($ in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Category of Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest and fee income
Loans and leases - Variable rate loans	$0.4	$(0.1)	$0.3	Loans and leases - Variable rate loans	$-	$-	$-

Interest rate contracts				Interest expense
Deposits:				Deposits:
Institutional CDs	0.2	(0.1)	0.1	Institutional CDs	4.6	(1.6)	3.0

Long-term borrowings:				Long-term borrowings:
FHLB advances	(0.7)	0.3	(0.4)	FHLB advances	7.6	(2.7)	4.9
Floating rate bank notes	0.7	(0.3)	0.4	Floating rate bank notes	2.2	(0.7)	1.5
Other	-	-	-	Other (1)	0.2	(0.1)	0.1
	$0.6	$(0.2)	$0.4		$14.6	$(5.1)	$9.5
(1) Represents amortization for the three months ended March 31, 2009 from the termination of swaps.

The gain recognized in income representing the ineffective portion of the hedging relationships and excluded from the assessment of hedge effectiveness was not material for the three months ended March 31, 2010 and 2009, respectively.  The estimated reclassification from accumulated other comprehensive income related to cash flow hedges in the next twelve months is approximately $51.8 million.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

12.	Postretirement Health Plan

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

Net periodic postretirement benefit cost for the three months ended March 31, 2010 and 2009 included the following components ($000’s):

	Three Months Ended March 31,
	2010	2009
Service cost	$222	$235
Interest cost on APBO	855	980
Expected return on plan assets	(446)	(396)
Prior service amortization	(559)	(560)
Actuarial loss amortization	-	210
Net periodic postretirement benefit cost	$72	$469

Benefit payments and expenses, net of participant contributions, for the three months ended March 31, 2010 amounted to $1.3 million.

The funded status, which is the accumulated postretirement benefit obligation net of fair value of plan assets, as of March 31, 2010 is as follows ($000’s):

Total funded status, December 31, 2009	$28,020
Service cost	222
Interest cost on APBO	855
Expected return on plan assets	(446)
Employer contributions/payments	(1,260)
Subsidy (Medicare Part D)	206
Total funded status, March 31, 2010	$27,597

On March 23, 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was signed into law, and, on March 30, 2010, the Health Care and Reconciliation Act of 2010 (the “HCERA” and, together with PPACA, the “Acts”), which makes various amendments to certain aspects of the PPACA, was signed into law. The Acts effectively change the income tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPDIMA”). The Corporation has been receiving the federal subsidy related to its eligible retiree prescription plan.  Under the MPDIMA, the federal subsidy does not reduce the Corporation’s income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax individually.   Under the Acts, beginning in 2013 the Corporation’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the subsidy. Under U.S. generally accepted accounting principles, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date.  As a result, the Corporation recognized a noncash charge of $4.1 million or $0.01 per diluted share for the write-off of deferred tax assets to reflect the change in tax treatment of the federal subsidy.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

13.	Business Segments

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

Total Revenues by type in Others consist of the following ($ in millions):

	Three Months Ended
	March 31,
	2010	2009
Capital Markets Division	$12.3	$13.0
National Consumer Banking Division	37.6	40.0
Administrative & Other	15.0	13.7
Other	65.4	66.9
Total	$130.3	$133.6

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

	Three Months Ended March 31, 2010 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$230.6	$186.2	$17.7	$(74.2)	$55.5	$(6.7)	$(5.7)	$403.4
Provision for loan and lease losses	223.5	133.0	12.3	-	89.3	-	-	458.1
Net interest income after provision for loan and lease losses	7.1	53.2	5.4	(74.2)	(33.8)	(6.7)	(5.7)	(54.7)
Other income	22.3	90.6	69.8	21.0	74.8	34.6	(85.5)	227.6
Other expense	63.4	184.3	63.2	17.6	95.7	33.2	(85.9)	371.5
Income before income taxes	(34.0)	(40.5)	12.0	(70.8)	(54.7)	(5.3)	(5.3)	(198.6)
Provision (benefit) for income taxes	(13.6)	(16.2)	4.9	(28.3)	(23.7)	(1.0)	(5.7)	(83.6)
Net income	(20.4)	(24.3)	7.1	(42.5)	(31.0)	(4.3)	0.4	(115.0)
Less: Noncontrolling interest	-	-	-	-	-	-	(0.4)	(0.4)
Segment income	$(20.4)	$(24.3)	$7.1	$(42.5)	$(31.0)	$(4.3)	$-	$(115.4)

Identifiable assets	$22,110.6	$15,549.2	$1,593.8	$10,324.0	$7,248.1	$7,864.3	$(8,120.6)	$56,569.4

	Three Months Ended March 31, 2009 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$199.6	$173.4	$15.0	$(14.6)	$54.9	$(19.5)	$(7.1)	$401.7
Provision for loan and lease losses	154.4	133.5	10.0	-	180.0	-	-	477.9
Net interest income after provision for loan and lease losses	45.2	39.9	5.0	(14.6)	(125.1)	(19.5)	(7.1)	(76.2)
Other income	26.7	47.8	64.9	11.9	78.7	33.1	(86.4)	176.7
Other expense	57.6	178.8	56.6	10.9	98.3	29.7	(86.7)	345.2
Income before income taxes	14.3	(91.1)	13.3	(13.6)	(144.7)	(16.1)	(6.8)	(244.7)
Provision (benefit) for income taxes	5.7	(36.4)	5.7	(5.4)	(106.0)	(9.5)	(7.1)	(153.0)
Net income	8.6	(54.7)	7.6	(8.2)	(38.7)	(6.6)	0.3	(91.7)
Less: Noncontrolling interest	-	-	-	-	-	-	(0.3)	(0.3)
Segment income	$8.6	$(54.7)	$7.6	$(8.2)	$(38.7)	$(6.6)	$-	$(92.0)

Identifiable assets	$25,478.6	$18,322.9	$1,676.2	$8,866.8	$7,807.8	$3,323.5	$(3,685.8)	$61,790.0

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

14.	Guarantees

Letters of Credit

Standby letters of credit are contingent commitments issued by the Corporation to support customer obligations to a third party and to support public and private financing, and other financial or performance obligations of customers.  Standby letters of credit have maturities that generally reflect the maturities of the underlying obligations.  The credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers.  If deemed necessary, the Corporation holds various forms of collateral to support standby letters of credit.  The gross amount of standby letters of credit issued at March 31, 2010 was $2.0 billion.  Of the amount outstanding at March 31, 2010, standby letters of credit conveyed to others in the form of participations amounted to $43.2 million.  Since many of the standby letters of credit are expected to expire without being drawn upon, the amounts outstanding do not necessarily represent future cash requirements.  At March 31, 2010 the estimated fair value associated with letters of credit amounted to $8.6 million.

Securities Lending

As described in Note 14 – Guarantees, in Notes to Consolidated Financial Statements in Item 8 of the Corporation’s 2009 Annual Report on Form 10-K, as part of securities custody activities and at the direction of its clients, the Corporation’s Wealth Management segment lends securities owned by its clients to borrowers who have been evaluated for credit risk in a manner similar to that employed in making lending decisions.  In connection with these activities, M&I Trust has issued an indemnification against loss resulting from the default by a borrower under the master securities loan agreement due to the failure of the borrower to return loaned securities when due.  The borrowing party is required to fully collateralize securities received with cash or marketable securities.  As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest and the collateral is revalued on a daily basis.  The amount of securities loaned subject to indemnification was $6.0 billion at March 31, 2010, $7.5 billion at December 31, 2009 and $6.8 billion at March 31, 2009.  Because of the requirement to fully collateralize securities borrowed, management believes that exposure to credit loss from this activity is remote and there are no liabilities reflected on the Consolidated Balance Sheets at March 31, 2010, December 31, 2009 and March 31, 2009 related to these indemnifications.

Capital Support Agreement

Certain entities within the Wealth Management segment are the investment advisor and trustee of the M&I Employee Benefit Stable Principal Fund (“SPF”).  In prior periods, the SPF periodically participated in securities lending activities. Although not obligated to do so, the Corporation entered into a capital support agreement with the SPF under which the Corporation was required to contribute capital, under certain specific and defined circumstances in an amount not to exceed $35.0 million should certain asset loss events occur.  During the first quarter of 2010, the SPF discontinued its securities lending activities and the capital support agreement was terminated.  The net impact of terminating the capital support agreement was not significant.  The Corporation does not intend to provide any further explicit or implicit support to the SPF.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2010 & 2009 (Unaudited)

15.	Other Contingent Liabilities

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

16.	Subsequent Events

On April 27, 2010 the Corporation announced that its Board of Directors declared a regular quarterly cash dividend of $0.01 per share on its common stock.  The dividend is payable on June 11, 2010 to common stock shareholders of record as of the close of business on June 1, 2010.

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

In April 2010, two substantially identical putative class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin against the Corporation, the M&I Retirement Plan Investment Committee, and certain of the Corporation’s officers and directors.  The lawsuits were purportedly filed on behalf of M&I Retirement Program, three other retirement savings plans and a class of former and current participants in those plans, relating to the holdings of Corporation common stock during the period from November 10, 2006 to December 17, 2009.  The complaints allege breaches of fiduciary duties in violation of the Employee Retirement Income Security Act (ERISA) relating to Corporation common stock being offered as an investment alternative for participants in the retirement plans and seek monetary damages.  At this early stage of the lawsuits, it is not possible for management of the Corporation to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. The Corporation intends to vigorously defend these lawsuits.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS
($000’s)

	Three Months Ended March 31,
	2010	2009
Assets
Cash and due from banks	$687,090	$803,166
Trading assets	252,948	584,985
Short-term investments	1,721,227	570,380
Investment securities:
Taxable	6,551,152	6,607,387
Tax-exempt	902,793	1,081,673
Total investment securities	7,453,945	7,689,060
Loans and leases:
Loans and leases, net of unearned income	43,533,538	49,815,699
Allowance for loan and lease losses	(1,535,406)	(1,245,441)
Net loans and leases	41,998,132	48,570,258
Premises and equipment, net	562,873	569,270
Accrued interest and other assets	4,417,793	3,650,360
Total Assets	$57,094,008	$62,437,479

Liabilities and Equity
Deposits:
Noninterest bearing	$7,819,285	$6,481,719
Interest bearing	34,091,210	33,185,443
Total deposits	41,910,495	39,667,162
Federal funds purchased and security repurchase agreements	714,312	1,950,080
Other short-term borrowings	300,591	3,774,011
Long-term borrowings	6,231,918	9,570,721
Accrued expenses and other liabilties	927,298	1,122,499
Total Liabilities	50,084,614	56,084,473
Equity
Marshall & Ilsley Corporation shareholders' equity	6,998,186	6,342,617
Noncontrolling interest in subsidiaries	11,208	10,389
Total Equity	7,009,394	6,353,006
Total Liabilities and Equity	$57,094,008	$62,437,479

OVERVIEW

For the three months ended March 31, 2010, the net loss attributable to the Corporation’s common shareholders amounted to $140.5 million or $0.27 per diluted common share compared to the net loss attributable to the Corporation’s common shareholders of $116.9 million or $0.44 per diluted common share for the three months ended March 31, 2009.

The net loss attributable to the Corporation’s common shareholders for the three months ended March 31, 2010 and 2009 includes $25.2 million and $25.0 million, or $0.05 and $0.09 per diluted common share, respectively, for dividends on the Senior Preferred Stock, Series B (the “Senior Preferred Stock”) issued to the United States Department of the Treasury (the “UST”) in the fourth quarter of 2008 under the UST’s Capital Purchase Program (the “CPP”).

Financial performance in 2010 compared to 2009 based on diluted earnings per share is affected by the number of common shares used to determine earnings per share.  Shares of common stock outstanding at March 31, 2010 increased by 261.4 million or 98.4% compared to common shares outstanding at March 31, 2009.  Average common shares used to determine diluted earnings per share were 259.5 million or 98.1% greater in the first quarter of 2010 compared to the first quarter of 2009.  The increase in the number of shares of common stock outstanding and average common shares used to determine diluted earnings per share was primarily due to the sales of newly-issued shares of common stock during June and October of 2009.

Credit quality-related charges continued to be the primary driver of the Corporation’s financial performance in each of the three months ended March 31, 2010 and  2009.  For the three months ended March 31, 2010, the provision for loan and lease losses amounted to $458.1 million, which on an after-tax basis was approximately $288.6 million or $0.55 per diluted common share. By comparison, the provision for loan and lease losses in the fourth quarter of 2009 amounted to $639.0 million, which on an after-tax basis was approximately $402.6 million or $0.84 per diluted common share.  For the three months ended March 31, 2009, the provision for loan and lease losses amounted to $477.9 million, which on an after-tax basis was approximately $301.1 million or $1.14 per diluted common share. On a linked-quarter basis, the provision for loan and lease losses in the first quarter of 2010 declined $180.9 million or 28.3% compared with the fourth quarter of 2009.

Write-downs associated with loans available for sale (other than mortgage loans originated for sale) are reported as a reduction of other income in the Consolidated Statements of Income and amounted to $7.2 million, which on an after-tax basis, was approximately $4.6 million or $0.01 per diluted share in the first quarter of 2010. Write-downs associated with loans available for sale amounted to $11.1 million, which on an after-tax basis, was approximately $7.0 million or $0.01 per diluted share in the fourth quarter of 2009.  There were no write-downs associated with loans available for sale in the first quarter of 2009.

Nonaccrual loans and leases at March 31, 2010, which the Corporation refers to as nonperforming loans, amounted to $1,953.8 million at March 31, 2010, a decrease of $91.0 million or 4.4% from the reported nonperforming loans of $2,044.8 million at December 31, 2009, and a decrease of $120.8 million or 5.8% from the reported nonperforming loans of $2,074.6 million at March 31, 2009. The reported amount of nonperforming loans at March 31, 2010 represents the third consecutive quarter of a reduction in nonperforming loans since June 30, 2009 when nonperforming loans amounted to $2,416.1 million, the highest reported amount of nonperforming loans at any quarter-end in 2009 and 2008. Despite these improving trends, the levels of nonperforming loans and the amount of impairment, which affects charge-offs and the allowance for loans and leases, remained elevated, reflecting the current state of the economy, ongoing higher levels of unemployment and the continued depressed state of real estate collateral values resulting from weak real estate markets. The decrease in nonperforming loans at March 31, 2010 reflects the effects of the Corporation’s actions taken to reduce the levels of nonperforming loans and the continued decline in new nonperforming loans which began in the second half of 2009.  Compared to the fourth quarter of 2009, the amount of new loans and leases that went into nonperforming status in the first quarter of 2010 decreased by approximately $268.7 million or 28.5% to the lowest level since the third quarter of 2008.  Loans past due 30-89 days, excluding credit card loans, student loans and loans in nonperforming status, declined to the lowest level since December 2007 and declined slightly from December 31, 2009 to March 31, 2010.

The Corporation continued to employ a variety of strategies to mitigate and reduce its loan loss exposures such as loan sales and restructuring loan terms to lessen the financial stress and the probability of foreclosure for qualifying customers that have demonstrated the capacity and ability to repay their debt obligations in a manner that serves the best interests of both the customer and the Corporation.  Troubled debt restructurings, which the Corporation refers to as renegotiated loans, decreased $61.6 million since December 31, 2009 and amounted to $731.8 million at March 31, 2010. In addition to normal activity, the decline reflects the net effect of renegotiated loans that were transferred out of renegotiated status on January 1, 2010. Loans transferred out of renegotiated status represent those loans whose payments were current at December 31, 2009 and the original loan was restructured at market interest rates during 2009. At March 31, 2010, renegotiated residential real estate, residential construction by individuals, residential land and other consumer-related renegotiated loans amounted to $445.2 million or 60.8% of total renegotiated loans.

The allowance for loans and leases amounted to $1,515.2 million or 3.55% of total loans and leases outstanding at March 31, 2010 compared to $1,480.5 million or 3.35% at December 31, 2009 and $1,352.1 million or 2.75% at March 31, 2009.  Net charge-offs amounted to $423.4 million or 3.94% of average loans and leases for the three months ended March 31, 2010 compared to $572.3 million or 5.01% of average loans and leases for the three months ended December 31, 2009 and $328.0 million or 2.67% of average loans and leases for the three months ended March 31, 2009. On a linked-quarter basis, net charge-offs in the first quarter of 2010 declined by $148.9 million or 26.0% compared to the fourth quarter of 2009.

The Corporation continued to experience elevated levels of expenses due to the increase in operating costs associated with collection efforts and carrying nonperforming assets.  The estimated expense associated with collection efforts and carrying nonperforming assets, net of related revenue, amounted to $40.5 million for the first quarter of 2010 compared to $64.7 million for the fourth quarter of 2009, a decrease of $24.2 million. That decrease was primarily due to lower losses on sale and lower post-transfer write-downs on other real estate owned (OREO). The estimated expense associated with collection efforts and carrying nonperforming assets, net of related revenue, amounted to $39.4 million for the first quarter of 2009.  On an after-tax basis, that net expense amounted to $25.5 million or $0.05 per diluted share in the first quarter of 2010 compared to $40.8 million or $0.09 per diluted share in the fourth quarter of 2009 and $24.8 million or $0.09 per diluted share in the first quarter of 2009.

As previously discussed, operating expenses for the three months ended March 31, 2010 and the three months ended March 31, 2009 were elevated by the increased costs associated with collection efforts and carrying nonperforming assets as well as other credit-related expenses.  Operating expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, also increased  due to Federal Deposit Insurance Corporation (“FDIC”) insurance premiums for insurance on deposits, which included the cost of participating in a component of the FDIC’s Temporary Liquidity Guarantee Program – the Transaction Account Guarantee Program (the “TAGP”). Operating expenses, excluding the expenses associated with collection efforts and carrying nonperforming assets and other credit-related costs and FDIC insurance expense increased approximately 3.3% in the three months ended March 31, 2010 compared to the same period in 2009.

Growth in transaction deposits, a favorable shift in deposit types, lower term funding costs, the partial deployment of excess liquidity and higher loan yields, resulted in higher net interest income in the first quarter of 2010 compared to the first quarter of 2009 despite the absence of loan growth.

Growth in both personal and institutional trust business lines resulted in higher wealth management revenue in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  Lower mortgage loan closings and increased recourse obligation exposure resulted in lower mortgage banking revenue in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  During the first quarter of 2010, the Corporation sold its merchant portfolio processing at a gain.

Net investment securities gains and losses were not significant in the three months ended March 31, 2010 and 2009.

During the first quarter of 2010, health care reform legislation was enacted. Among other matters, this legislation contained provisions that affected the accounting for retiree prescription drug coverage. The Corporation recorded additional income tax expense of $4.1 million for the write-off of deferred tax assets to reflect the change in the tax treatment of the Medicare Part D federal subsidy as a result of that enacted legislation.  As a result of legislation enacted in 2009 that required combined reporting for Wisconsin state income tax purposes, the Corporation recorded an additional income tax benefit of $51.0 million or $0.19 per diluted common share to recognize certain state deferred state assets in the first quarter of 2009.

At March 31, 2010, the Corporation’s Tier 1 regulatory capital ratio was 11.1% or $2,374.4 million in excess of well capitalized under the Federal Reserve Board’s regulatory framework.  To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%.

2010 Outlook

With regard to the outlook for the remainder of 2010, management expects net interest income and the net interest margin will be relatively stable in the near term.

Commercial and industrial loans continued to contract in the first quarter of 2010 compared to the fourth quarter of 2009. The Corporation has observed lower utilization of credit lines and seasonal borrowing from existing customers compared with prior years as commercial customers focus on expense management and debt reduction by delaying capital expenditures and reducing working capital demand.  Commercial loan and lease balances are expected to continue to contract until economic improvement takes a stronger hold. Construction and development loans are expected to continue to contract as the Corporation reduces its concentration in these types of loans to its corporate goal of less than 10% of total loans and leases.  At March 31, 2010, construction and development loans were slightly less than 12% of total loans and leases outstanding, which is down from the peak at September 30, 2007, when construction and development loans were 22.6% of total loans and leases outstanding. The Corporation continues to experience declines in new commercial real estate development originations and expects this trend to continue. As a result of that reduced demand and normal payment activity, commercial real estate loans are expected to continue to contract slightly. Wealth management revenue will continue to be affected by market volatility and direction.

The decline in nonperforming loans for the third consecutive quarter, continued improvement in delinquencies for the fourth consecutive quarter, reduced levels of loans going into nonperforming status and lower levels of net charge-offs resulted in the lower provision for loan and lease losses this quarter compared to the provisions for loan and lease losses reported in any quarter of 2009. The Corporation’s credit quality statistics as of and for the three months ended March 31, 2010 reinforced recent trends with additional positive evidence that the Corporation has experienced credit improvement. Management remains cautiously optimistic that these trends will continue but recognizes that the improving economy remains fragile and unemployment levels continue to be elevated. Management expects it will take a few more quarters to determine if these recent trends are indicative of a longer-term sustainable trend towards normal credit conditions.

Despite those credit trends, the reported amount of the Corporation’s nonperforming loans and leases continue to be elevated. As demonstrated in 2008 and 2009, the credit environment and underlying collateral values can change rapidly. As a result, the Corporation continued to increase the allowance for loan and leases in the first quarter of 2010. There are numerous unknown factors at this time that will ultimately affect the timing and amount of nonperforming loans and leases, net charge-offs and the provision for loan and lease losses that will be recognized in the remainder of 2010.  The timing and amount of charge-offs will also continue to be influenced by the Corporation’s strategies, including sales, for managing its nonperforming loans and leases.

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

All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of M&I are based upon information available at the time the statement is made and M&I assumes no obligation to update any forward-looking statements, except as required by federal securities law.  Forward-looking statements are subject to significant risks and uncertainties, and M&I’s actual results may differ materially from the expected results discussed in such forward-looking statements.  Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 and as may be described from time to time in the Corporation’s subsequent SEC filings.

OTHER NOTEWORTHY TRANSACTIONS AND EVENTS

Some of the other more noteworthy transactions and events that occurred in the three months ended March 31, 2010 and 2009 consisted of the following:

First Quarter 2010

During the first quarter of 2010, the Corporation sold its merchant portfolio processing.  Like other bank holding companies, the Corporation determined that processing, clearing, settlement and related services with respect to credit card and debit card transactions with merchants was not a material source of revenue or part of the Corporation’s core operating activities.  The gain which is reported as Sale of Merchant Portfolio Processing in the Consolidated Statements of Income amounted to $48.3 million which on an after-tax basis amounted to $30.4 million or $0.06 per diluted share.

On March 23, 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was signed into law, and, on March 30, 2010, the Health Care and Reconciliation Act of 2010 (the “HCERA” and, together with PPACA, the “Acts”), which makes various amendments to certain aspects of the PPACA, was signed into law. The Acts effectively change the income tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPDIMA”). The Corporation has been receiving the federal subsidy related to its eligible retiree prescription plan.  Under the MPDIMA, the federal subsidy does not reduce the Corporation’s income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax individually.   Under the Acts, beginning in 2013 the Corporation’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the subsidy. Under U.S. generally accepted accounting principles, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date.  As a result, the Corporation recognized a noncash charge of $4.1 million or $0.01 per diluted share for the write-off of deferred tax assets to reflect the change in tax treatment of the federal subsidy.

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

Net interest income for the first quarter of 2010 amounted to $403.5 million compared to $401.7 million reported for the first quarter of 2009, an increase of $1.8 million. Growth in transaction deposits, a favorable shift in deposit types, lower term funding costs, the partial deployment of excess liquidity and higher loan yields, resulted in higher net interest income in the first quarter of 2010 compared to the first quarter of 2009 despite the absence of loan growth.

Average interest earning assets amounted to $53.0 billion for the first quarter of 2010, a decrease of $5.7 billion or 9.7% compared to the first quarter of 2009. Average loans and leases decreased $6.3 billion or 12.6% and average investment securities decreased $0.2 billion or 3.1% in the first quarter of 2010 compared to the first quarter of 2009.  Average short-term investments increased $1.2 billion in the first quarter of 2010 compared to the first quarter of 2009 which reflects management’s decision to maintain higher levels of liquid assets.

Average interest bearing liabilities amounted to $41.3 billion for the first quarter of 2010, a decrease of $7.1 billion or 14.7% compared to the first quarter of 2009.  Average interest bearing deposits increased $0.9 billion or 2.7% in the first quarter of 2010 compared to the first quarter of 2009.  Average short-term borrowings decreased $4.7 billion or 82.3% in the first quarter of 2010 compared to the same period in 2009.  Average long-term borrowings decreased $3.3 billion or 34.9% in the first quarter of 2010 compared to the first quarter of 2009.  In addition to maturities, the decline in average long-term borrowings reflects the effect of the acquisition and extinguishment of long-term borrowings throughout 2009 and the first quarter of 2010 at a net gain.

Average noninterest bearing deposits increased approximately $1.3 billion or 20.6% in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Loans and Leases

The growth and composition of the Corporation’s quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table ($ in millions):

Consolidated Average Loans and Leases

	2010	2009				Growth Percent
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Annual	Prior Quarter
Commercial:
Commercial	$12,225	$12,721	$13,667	$14,404	$14,745	(17.1)%	(3.9)%
Commercial lease financing	462	481	497	522	547	(15.4)	(3.9)
Total commercial loans and leases	12,687	13,202	14,164	14,926	15,292	(17.0)	(3.9)

Real estate:

Commercial real estate	13,587	13,813	13,844	13,549	12,872	5.6	(1.6)

Residential real estate	4,868	5,085	5,263	5,695	5,768	(15.6)	(4.3)

Construction and development:
Commercial construction	2,392	2,649	2,860	3,290	3,966	(39.7)	(9.7)
Commercial land	859	878	922	898	854	0.6	(2.2)
Construction by developers	398	474	520	693	923	(56.9)	(16.1)
Residential land	1,526	1,705	1,851	2,016	2,094	(27.1)	(10.5)
Construction by individuals	254	358	500	690	834	(69.6)	(29.0)
Total construction and development	5,429	6,064	6,653	7,587	8,671	(37.4)	(10.5)
Total real estate	23,884	24,962	25,760	26,831	27,311	(12.6)	(4.3)

Consumer loans and leases:
Home equity loans and lines of credit	4,645	4,762	4,844	4,969	5,064	(8.3)	(2.4)
Other personal loans	2,185	2,255	2,200	1,959	1,942	12.6	(3.1)
Personal lease financing	133	150	169	190	207	(35.7)	(11.3)
Total consumer loans and leases	6,963	7,167	7,213	7,118	7,213	(3.4)	(2.8)

Total consolidated average loans and leases	$43,534	$45,331	$47,137	$48,875	$49,816	(12.6)%	(4.0)%

Total consolidated average loans and leases excluding total construction and development	$38,105	$39,267	$40,484	$41,288	$41,145	(7.4)%	(3.0)%

Total consolidated average loans and leases decreased approximately $6.3 billion or 12.6% in the first quarter of 2010 compared to the first quarter of 2009.  Compared to the fourth quarter of 2009, average loans and leases decreased $1.8 billion or 4.0%.

Total average commercial loans and leases declined $2.6 billion or 17.0% in the first quarter of 2010 compared to the first quarter of 2009.  Compared to the fourth quarter of 2009, total average commercial loans and leases decreased $0.5 billion or 3.9%. The Corporation has observed lower utilization of credit lines and seasonal borrowing from existing customers compared with prior years as commercial customers focus on expense management and debt reduction by delaying capital expenditures and reducing working capital demand.  Commercial loan and lease balances are expected to continue to contract until economic improvement takes a stronger hold.

Total average commercial real estate loans increased $0.7 billion or 5.6% in the first quarter of 2010 compared to the first quarter of 2009. The majority of this growth was attributable to the migration of existing construction loans to commercial real estate loans once construction was completed. As a result of the commercial real estate lending environment, the Corporation has provided interim financing for post-construction loans more frequently than it had historically and expects this trend to continue until such time as the liquidity in the commercial real estate lending environment normalizes. Compared to the fourth quarter of 2009, total average commercial real estate loans declined $0.2 billion or 1.6%. The Corporation continues to experience declines in new commercial real estate development originations and expects this trend to continue. As a result of that reduced demand and normal payment activity, commercial real estate loans are expected to continue to contract slightly. Commercial real estate loans held for sale amounted to $15.0 million at March 31, 2010.

Total average residential real estate loans declined $0.9 billion or 15.6% in the first quarter of 2010 compared to the first quarter of 2009.  Compared to the fourth quarter of 2009, total average residential real estate loans decreased $0.2 billion or 4.3%.  Throughout 2009 and the first quarter of 2010, the Corporation sold over 90% of its residential real estate production to the secondary market. For the three months ended March 31, 2010 and 2009, real estate loans sold to investors amounted to $0.4 billion and $0.7 billion, respectively.  At March 31, 2010 and 2009, the Corporation had approximately $80.0 million and $112.7 million, respectively, of residential mortgage loans and home equity loans which were originated for sale and were held for sale.  Gains from the sale of mortgage loans amounted to $5.7 million in the first quarter of 2010 compared to $9.8 million in the first quarter of 2009.

Total average construction and development loans declined $3.2 billion or 37.4% in the first quarter of 2010 compared to the first quarter of 2009 and declined $0.6 billion or 10.5% since the fourth quarter of 2009.  The decrease in construction and development loans has been due to payments, transfers to other loan types when projects are completed and permanent financing is obtained, loan sales and charge-offs.  Construction and development loans held for sale amounted to $50.0 million at March 31, 2010.  Construction and development loans are expected to continue to contract as the Corporation reduces its concentration in these types of loans to its corporate goal of less than 10% of total loans and leases.  Construction and development loans amounted to $5.1 billion at March 31, 2010, which was slightly less than 12% of total loans and leases outstanding at that date and was $0.3 billion less than average construction and development loans for the three months ended March 31, 2010.

Total average consumer loans and leases declined $0.2 billion or 3.4% in the first quarter of 2010 compared to the first quarter of 2009.  Average home equity loans and lines of credit declined $0.4 billion or 8.3% in the first quarter of 2010 compared to the first quarter of 2009. Average consumer auto loans increased $0.5 billion or 71.0% in the first quarter of 2010 compared to the first quarter of 2009 but were relatively unchanged compared to average consumer auto loans in the fourth quarter of 2009. Average auto leases, student loans and other consumer loans decreased $0.3 billion in the first quarter of 2010 compared to the first quarter of 2009. Credit card loans averaged $0.3 billion in the first quarter of 2010 and were relatively unchanged compared to average credit card loans in the fourth and first quarters of 2009. Average credit card loans, which represented 0.6% of the Corporation’s total average loan and lease portfolio for the three months ended March 31, 2010, were not a significant component of the Corporation’s loan and lease portfolio.

Deposits

The growth and composition of the Corporation’s quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

Consolidated Average Deposits

	2010	2009				Growth Percent
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Annual	Prior Quarter
Noninterest bearing:
Commercial	$5,934	$6,152	$5,973	$5,505	$4,849	22.4%	(3.5)%
Personal	1,035	988	963	1,003	979	5.8	4.7
Other	850	858	926	847	654	29.9	(0.9)
Total noninterest bearing	7,819	7,998	7,862	7,355	6,482	20.6	(2.2)

Interest bearing:
Savings and NOW
Savings	2,579	2,508	2,253	1,386	887	191.0	2.8
NOW	4,575	3,887	3,246	2,746	2,624	74.3	17.7
Brokered NOW	73	73	76	43	19	276.1	(0.1)
Total savings and NOW	7,227	6,468	5,575	4,175	3,530	104.7	11.7

Money market
Money market index	6,783	6,395	6,125	6,185	6,541	3.7	6.1
Money market savings	987	968	918	916	1,069	(7.6)	2.0
Brokered money market	4,166	3,358	3,250	3,106	3,021	37.9	24.1
Total money market	11,936	10,721	10,293	10,207	10,631	12.3	11.3

Time
CDs $100,000 and over
Large CDs	2,505	2,945	3,563	4,461	4,152	(39.7)	(14.9)
Brokered CDs	6,853	7,417	7,830	7,455	7,888	(13.1)	(7.6)
Total CDs $100,000 and over	9,358	10,362	11,393	11,916	12,040	(22.3)	(9.7)

Other CDs and time	5,322	5,720	5,841	5,736	5,861	(9.2)	(7.0)
Total time	14,680	16,082	17,234	17,652	17,901	(18.0)	(8.7)

Foreign
Foreign activity	248	302	372	469	866	(71.4)	(18.0)
Foreign time	-	-	-	-	257	(100.0)	n.m.
Total foreign	248	302	372	469	1,123	(77.9)	(18.0)

Total interest bearing	34,091	33,573	33,474	32,503	33,185	2.7	1.5
Total consolidated average deposits	$41,910	$41,571	$41,336	$39,858	$39,667	5.7%	0.8%

Total consolidated average deposits increased $2.2 billion or 5.7% in the first quarter of 2010 compared to the first quarter of 2009 and increased $0.3 billion or 0.8% compared to the fourth quarter of 2009.  Average noninterest bearing deposits increased $1.3 billion or 20.6% in the first quarter of 2010 compared to the first quarter of 2009 and declined $0.2 billion or 2.2% compared to the fourth quarter of 2009.  Average interest bearing deposits increased approximately $0.9 billion or 2.7% in the first quarter of 2010 compared to the first quarter of 2009 and increased $0.5 billion or 1.5% compared to the fourth quarter of 2009. Average total time deposits decreased $3.2 billion in the first quarter of 2010 compared to the first quarter of 2009 and decreased $1.4 billion or 8.7% compared to the fourth quarter of 2009. Growth in average money market deposits and savings and NOW accounts more than offset the decline in average total time deposits in the first quarter of 2010 compared to both the fourth and first quarters of 2009. Total average money market deposits increased $1.3 billion or 12.3% in the first quarter of 2010 compared to the first quarter of 2009 and increased $1.2 billion or 11.3% compared to the fourth quarter of 2009. Average savings and NOW deposits increased $3.7 billion or 104.7% in the first quarter of 2010 compared to the first quarter of 2009 and increased $0.8 billion or 11.7% compared to the fourth quarter of 2009. The growth in average savings and NOW accounts reflects the reconfiguration of many of the Corporation’s deposit product offerings with competitive pricing to retain customers and attract new deposits.  In addition, existing customers have transferred their balances from other deposit types as those deposit instruments matured.  The growth in transaction deposits and shift in the mix of average deposit types was beneficial to net interest income and the net interest margin in the first quarter of 2010.

Historically, noninterest bearing deposit balances tended to exhibit some seasonality with a trend of balances declining somewhat in the early part of the year followed by growth in balances throughout the remainder of the year.  A portion of the noninterest balances, especially commercial balances, is sensitive to the interest rate environment.  Larger balances tend to be maintained when overall interest rates are low and smaller balances tend to be maintained as overall interest rates increase. The Corporation has used competitive pricing in the form of higher earnings credits to encourage customers to maintain higher deposit balances and pay less in service charge fees.

On December 5, 2008, the Corporation announced that it and its eligible affiliates would be participating in a component of the FDIC’s Temporary Liquidity Guarantee Program – the TAGP. Under the TAGP, which had been initially extended until June 30, 2010, all noninterest-bearing transaction accounts (which the TAGP defines as including all noninterest-bearing personal and business checking accounts, NOW accounts earning no more than 0.5 percent interest, and Interest on Lawyer Trust Accounts) held at M&I’s affiliate banks, are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit rules. Separately, Congress extended the temporary increase in the standard coverage of FDIC insurance on deposits to a limit of $250,000 until December 31, 2013.

On April 13, 2010, the Board of Directors of the FDIC approved an interim rule to further extend the TAGP to December 31, 2010.  The interim rule gives the FDIC discretion to extend the program to the end of 2011, without additional rulemaking, if it determines that economic conditions warrant such an extension.

Due to the stressed economic conditions that existed in 2008 and 2009, the Corporation believes that its participation in the TAGP was warranted and that such participation had a positive affect on its deposit growth in 2009.  The Corporation has determined that its participation in the program and the additional cost of participating in the program is no longer warranted. On April 30, 2010, the Corporation elected to opt out of the TAGP program extension. The impact of the opt-out to the Corporation is uncertain. However, the Corporation anticipates that certain NOW deposits and certain noninterest bearing deposits, will likely migrate to other deposit accounts, investment products or into products offered by other entities. The Corporation considers its liquidity position to be sufficiently adequate to manage through the effect of its election to opt-out of the TAGP program extension.

Total borrowings amounted to $6.8 billion at March 31, 2010 compared to $7.5 billion at December 31, 2009. During the first three months of 2010, the Corporation re-acquired and extinguished $100.9 million of long-term borrowings at a gain of $10.3 million, which is reported as gain on termination of debt in the Consolidated Statements of Income.

Average Balance Sheets and Analysis of Net Interest Income

The Corporation’s consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three months ended March 31, 2010 and 2009 are presented in the following table ($ in millions):

Consolidated Yield and Cost Analysis

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Average Balance	Interest	Average Yield or Cost (b)	Average Balance	Interest	Average Yield or Cost (b)
Loans and leases (a):
Commercial loans and leases	$12,686.9	$141.7	4.53%	$15,292.2	$147.2	3.90%
Commercial real estate loans	13,586.7	168.3	5.02	12,871.8	166.8	5.26
Residential real estate loans	4,867.7	61.8	5.15	5,768.2	79.4	5.58
Construction and development	5,428.6	50.0	3.74	8,671.1	79.4	3.72
Home equity loans and lines	4,645.3	57.1	4.98	5,064.1	64.8	5.19
Personal loans and leases	2,318.3	31.4	5.50	2,148.3	29.3	5.54
Total loans and leases	43,533.5	510.3	4.75	49,815.7	566.9	4.62

Investment securities:
Taxable	6,551.2	49.4	3.05	6,607.4	63.1	3.83
Tax exempt (a)	902.8	14.3	6.52	1,081.7	18.3	6.94
Total investment securities	7,454.0	63.7	3.47	7,689.1	81.4	4.26
Trading assets (a)	253.0	0.2	0.33	585.0	1.9	1.33
Short-term investments	1,721.2	1.1	0.26	570.3	0.7	0.45
Total interest earning assets	$52,961.7	$575.3	4.41%	$58,660.1	$650.9	4.50%

Interest bearing deposits:
Savings and NOW	$7,227.2	$8.3	0.47%	$3,530.1	$1.1	0.13%
Money market	11,936.3	23.6	0.80	10,631.2	16.4	0.62
Time	14,680.0	80.4	2.22	17,901.5	119.7	2.71
Foreign	247.7	0.2	0.41	1,122.7	0.9	0.33
Total interest bearing deposits	34,091.2	112.5	1.34	33,185.5	138.1	1.69
Short-term borrowings	1,014.9	0.7	0.27	5,724.1	4.0	0.28
Long-term borrowings	6,231.9	52.9	3.44	9,570.7	99.9	4.24
Total interest bearing liabilities	$41,338.0	$166.1	1.63%	$48,480.3	$242.0	2.02%

Net interest margin (FTE)		$409.2	3.13%		$408.9	2.82%
Net interest spread (FTE)			2.78%			2.48%

(a)	Fully taxable equivalent (“FTE”) basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(b)	Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin FTE amounted to 3.13% in the first quarter of 2010 compared to 2.82% in the first quarter of 2009 an increase of 31 basis points. Growth in transaction deposits particularly noninterest bearing deposits, a favorable shift in deposit types, lower term funding costs due in part to the reduction in higher cost long-term borrowings through re-acquisition and maturities, lower nonperforming loans and the partial deployment of excess liquidity, resulted in higher net interest income in the first quarter of 2010 compared to the first quarter of 2009. The yield on earning assets declined by 9 basis points and the cost for interest bearing liabilities declined by 39 basis points for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Net interest income in the first quarter of 2010 continued to be compressed as a result of the elevated levels of nonperforming loans and leases, interest rate concessions associated with renegotiated loans and management’s decision to maintain higher levels of liquid assets. The net interest margin FTE in the first quarter of 2010 increased by 18 basis points compared to the reported net interest margin FTE of 2.95% for the fourth quarter of 2009.

Management expects net interest income and the net interest margin will remain relatively stable in the near term. Net interest income and the net interest margin percentage can vary and continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation’s markets, prepayment activity, future interest rate changes, levels of nonperforming loans and various other factors.

SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE AND CREDIT QUALITY

The following tables present comparative consolidated credit quality information as of March 31, 2010 and the prior four quarters:

Consolidated Credit Quality Information
($000’s)

	2010	2009
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Nonperforming assets :
Nonaccrual loans and leases	$1,898,734	$1,987,081	$2,121,994	$2,221,659	$1,960,816
Nonaccrual loans held for sale	55,063	57,670	128,067	194,489	113,737
Total nonperforming loans and leases	$1,953,797	$2,044,751	$2,250,061	$2,416,148	$2,074,553
Other real estate owned (OREO)	454,317	430,821	351,216	356,790	344,271
Total nonperforming assets	$2,408,114	$2,475,572	$2,601,277	$2,772,938	$2,418,824

Renegotiated loans	$731,839	$793,459	$935,260	$818,538	$445,995

Loans past due 90 days or more and still accruing interest	$9,332	$8,755	$13,084	$15,060	$16,099

Allowance for loan and lease losses	$1,515,154	$1,480,470	$1,413,743	$1,367,782	$1,352,117

Consolidated Statistics:
Net charge-offs (annualized) to average loans and leases	3.94%	5.01%	4.48%	4.95%	2.67%
Total nonperforming loans and leases to total loans and leases	4.58	4.62	4.88	5.01	4.21
Total nonperforming assets to total loans and leases and OREO	5.59	5.54	5.60	5.71	4.88
Allowance for loan and lease losses to total loans and leases	3.55	3.35	3.07	2.84	2.75
Allowance for loan and lease losses to nonaccrual loans and leases (excluding nonaccrual loans held for sale)	80	75	67	62	69

The Corporation’s credit quality statistics as of and for the three months ended March 31, 2010 reinforced recent trends with additional positive evidence that the Corporation has experienced credit improvement. Those trends include the following:

Nonaccrual loans and leases, which the Corporation refers to as nonperforming loans and leases, are considered to be those loans and leases with the greatest risk of loss. Nonperforming loans and leases reached their highest reported quarter-end balance of $2,416.1 million or 5.01% of consolidated loans and leases at June 30, 2009, which was the tenth consecutive quarter of an increase in nonperforming loans and leases since December 31, 2006.  Since June 30, 2009, nonperforming loans and leases declined $166.0 million or 6.9% in the third quarter of 2009, declined $205.3 million or 9.1% in the fourth quarter of 2009 and declined $91.0 million or 4.4% in the first quarter of 2010 and amounted to $1,953.8 million or 4.58% of consolidated loans and leases at March 31, 2010.

The balances of new loans and leases transferred to nonperforming status during the first quarter of 2010 were at their lowest level since the third quarter of 2008. The balances of new loans and leases transferred to nonperforming status during the second half of 2009 were approximately $636.8 million or 26.3% less than the balances of new loans and leases transferred to nonperforming status during the first half of the year. The balances of new loans and leases transferred to nonperforming status during the first quarter of 2010 were approximately $268.7 million or 28.5% less than the balances of new loans and leases transferred to nonperforming status during the fourth quarter of 2009.

At March 31, 2009, loans and leases past due 30-89 days, excluding credit card loans, student loans and loans and leases in nonperforming status, amounted to $1,477.0 million.  Since March 31, 2009, loans and leases past due 30-89 days declined $586.7 million in the second quarter of 2009, declined $224.2 million in the third quarter of 2009, declined $127.0 million in the fourth quarter of 2009 and declined $5.5 million in the first quarter of 2010.

The Corporation continues to work aggressively to isolate, identify and assess its underlying loan and lease portfolio credit quality and has developed and continues to develop strategies to reduce and mitigate its loss exposure.  During the first quarter of 2010, the Corporation sold $56 million of nonperforming and potential problem loans. At March 31, 2010, the Corporation held $55.1 million of nonperforming loans and $12.9 million of potential problem loans that are intended to be sold and have been charged down to their net realizable value.

Generally, loans that are 90 days or more past due as to interest or principal are placed on nonaccrual.  Exceptions to these rules are generally only for loans fully collateralized by readily marketable securities or other relatively risk free collateral and certain personal loans.  In addition, a loan may be placed on nonaccrual when management makes a determination that the facts and circumstances warrant such classification irrespective of the current payment status.  At March 31, 2010, approximately $534.5 million or 27.4% of the Corporation’s total nonperforming loans and leases were less than 30 days past due.  In addition, approximately $170.8 million or 8.7% of the Corporation’s total nonperforming loans and leases were greater than 30 days past due but less than 90 days past due at March 31, 2010.  In total, approximately $705.3 million or 36.1% of the Corporation’s total nonperforming loans and leases were less than 90 days past due at March 31, 2010.

The following table shows the Corporation’s nonperforming loans and leases by type of loan or lease at March 31, 2010 and December 31, 2009.

Major Categories of Nonperforming Loans & Leases
($ in millions)

	March 31, 2010				December 31, 2009
	Loans & Leases	Percent of Total Loans & Leases	Nonperform -ing Loans & Leases	% Nonperform- ing to Loan & Lease Type	Loans & Leases	Percent of Total Loans & Leases	Nonperform- ing Loans & Leases	% Nonperform- ing to Loan & Lease Type
Commercial loans & leases	$12,315	28.9%	$252.7	2.05%	$12,950	29.3%	$350.5	2.71%
Real estate:
Commercial real estate	13,532	31.7	657.1	4.86	13,646	30.9	584.9	4.29
Residential real estate	4,824	11.3	269.6	5.59	4,969	11.2	206.1	4.15
Construction and development:
Commercial construction	2,305	5.4	231.4	10.04	2,414	5.5	227.3	9.42
Commercial land	829	2.0	110.5	13.35	843	1.9	122.9	14.59
Construction by developers	361	0.9	64.9	17.96	408	0.9	100.1	24.53
Residential land	1,425	3.3	223.9	15.72	1,574	3.5	273.4	17.37
Construction by individuals	186	0.4	50.8	27.29	300	0.7	83.7	27.92
Total construction and development	5,106	12.0	681.5	13.35	5,539	12.5	807.4	14.58
Total real estate	23,462	55.0	1,608.2	6.85	24,154	54.6	1,598.4	6.62
Consumer loans & leases:
Home equity loans and lines of credit	4,590	10.8	80.0	1.74	4,715	10.7	84.9	1.80
Other consumer loans and leases	2,282	5.3	12.9	0.57	2,399	5.4	11.0	0.46
Total consumer loans & leases	6,872	16.1	92.9	1.35	7,114	16.1	95.9	1.35
Total loans & leases	$42,649	100.0%	$1,953.8	4.58%	$44,218	100.0%	$2,044.8	4.62%

Nonperforming commercial loans and leases amounted to $252.7 million at March 31, 2010 compared to $350.5 million at December 31, 2009, a net decrease of $97.8 million. Approximately $50.0 million of the decline was due to a loan to a bank holding company that was charged-off during the first quarter of 2010.  At December 31, 2009, that loan was the Corporation’s largest single nonperforming loan outstanding and had been fully reserved since being placed in nonperforming status earlier in 2009.

Consistent with recent quarters, nonperforming real estate loans were the primary source of the Corporation’s nonperforming loans and leases and represented approximately 82.3% of total nonperforming loans and leases at March 31, 2010.  Nonperforming real estate loans amounted to $1,608.2 million at March 31, 2010 compared to $1,598.4 million at December 31, 2009, an increase of $9.8 million or 0.6%.  Nonperforming real estate loans consisted of the following categories:

Nonperforming commercial real estate loans amounted to $657.1 million at March 31, 2010 compared to $584.9 million at December 31, 2009, an increase of $72.2 million or 12.3%.  Included in this category of nonperforming commercial real estate loans are nonperforming business real estate and multifamily loans.  Nonperforming business real estate loans increased $77.1 million or 18.8% and nonperforming multifamily loans decreased $5.8 million or 3.6% at March 31, 2010 compared to December 31, 2009.  At March 31, 2010, approximately 43.4% of  nonperforming business real estate loans or 32.2% of total nonperforming commercial real estate loans related to one credit relationship that consists of multiple commercial real estate loans for geographically dispersed commercial real estate investments related to the lodging industry that was placed in nonperforming status in 2009.

Nonperforming residential real estate (1-4 family) loans increased $63.5 million or 30.8% compared to December 31, 2009 and amounted to $269.6 million or 5.59% of total residential real estate loans at March 31, 2010. Elevated levels of unemployment have continued to be a source of economic stress and have resulted in further deterioration in these loans across all of the Corporation’s markets and most notably in Arizona. Nonperforming residential real estate loans in Arizona were 62.3% of total nonperforming residential real estate loans at March 31, 2010 and accounted for 73.8% of the increase in nonperforming residential real estate loans from December 31, 2009 to March 31, 2010.

Since March 31, 2009, nonperforming construction and development loans declined $27.1 million in the second quarter of 2009, declined $58.9 million in the third quarter of 2009, declined $177.1 million in the fourth quarter of 2009 and declined $125.9 million or 15.6% in the first quarter of 2010 and amounted to $681.5 million at March 31, 2010. The decrease in nonperforming construction and development loans was primarily due to reduced levels of new nonperforming loans, loan sales and charge-offs.  The reduced levels of new nonperforming construction and development loans reflect the decline in volume of new larger construction loans transferring to nonperforming status, especially in Florida and Arizona. Nonperforming construction and development loans represented 42.4% of the Corporation’s nonperforming real estate loans and 34.9% of the Corporation’s total nonperforming loans and leases at March 31, 2010. Nonperforming construction and development loans in Florida and Arizona accounted for $289.6 million or 42.5% of total nonperforming construction and development loans at March 31, 2010.

Nonperforming consumer loans and leases amounted to $92.9 million at March 31, 2010 compared to $95.9 million at December 31, 2009, a decrease of $3.0 million or 3.0%. Nonperforming consumer loans and leases as a percent of total consumer loans and leases was 1.35% at both March 31, 2010 and December 31, 2009 and remained relatively stable despite the elevated levels of unemployment that have continued to be a source of economic stress for consumers.

The following table presents a geographical summary of nonperforming loans and leases at March 31, 2010 and December 31, 2009.

Geographical Summary of Nonperforming Loans & Leases
($ in millions)

	March 31, 2010				December 31, 2009
	Loans & Leases	Percent of Total Loans & Leases	Nonperform- ing Loans & Leases	% Nonperform- ing to Loan & Lease by State	Loans & Leases	Percent of Total Loans & Leases	Nonperform- ing Loans & Leases	% Nonperform- ing to Loan & Lease by State
Wisconsin	$16,025	37.6%	$328.4	2.05%	$16,551	37.4%	$401.7	2.43%
Arizona	4,995	11.7	407.2	8.15	5,338	12.1	431.4	8.08
Minnesota	4,618	10.8	140.1	3.03	4,724	10.7	148.5	3.14
Missouri	3,132	7.3	168.5	5.38	3,232	7.3	158.7	4.91
Florida	2,586	6.1	276.9	10.71	2,719	6.1	307.5	11.31
Indiana	1,587	3.7	43.1	2.72	1,610	3.6	35.9	2.23
Kansas	1,037	2.4	68.4	6.60	1,084	2.5	47.5	4.38
Others	8,669	20.4	521.2	6.01	8,960	20.3	513.6	5.73
Total	$42,649	100.0%	$1,953.8	4.58%	$44,218	100.0%	$2,044.8	4.62%

At March 31, 2010, nonperforming loans in Arizona amounted to $407.2 million compared to $431.4 million at December 31, 2009, a decrease of $24.2 million or 5.6%. Despite the decrease, nonperforming loans in Arizona represented 20.8% of total consolidated nonperforming loans and leases at March 31, 2010 and continue to be the largest concentration of nonperforming loans in the Corporation’s loan and lease portfolio. Nonperforming residential real estate loans increased $46.9 million or 38.8% during the first quarter of 2010 and amounted to $168.0 million or 41.2% of nonperforming loans in Arizona at March 31, 2010. Nonperforming construction and development loans decreased $61.4 million or 26.1% during the first quarter of 2010 and amounted to $174.0 million or 42.7% of nonperforming loans in Arizona at March 31, 2010.

At March 31, 2010, nonperforming loans in Wisconsin amounted to $328.4 million compared to $401.7 million at December 31, 2009, a decrease of $73.3 million or 18.2%.  As previously discussed, approximately $50.0 million of the decline was due to a loan to a bank holding company that was charged-off during the first quarter of 2010. Nonperforming construction and development loans in Wisconsin decreased $21.3 million or 18.5% during the first quarter of 2010.

Nonperforming loans in Florida amounted to $276.9 million at March 31, 2010 compared to $307.5 million at December 31, 2009, a decrease of $30.6 million or 10.0%. Nonperforming commercial real estate loans in Florida increased $19.5 million or 21.2% during the first quarter of 2010 and amounted to $111.4 million or 40.2% of nonperforming loans in Florida at March 31, 2010. Nonperforming construction and development loans decreased $55.2 million or 32.3% during the first quarter of 2010 and amounted to $115.7 million or 41.8% of nonperforming loans in Florida at March 31, 2010.

Nonperforming loans outside of the Corporation’s primary markets were relatively stable at March 31, 2010, increasing $7.6 million or 1.5% since December 31, 2009. At March 31, 2010, approximately 40.6% of nonperforming loans outside of the Corporation’s primary markets related to one credit relationship that consists of multiple commercial real estate loans for geographically dispersed commercial real estate investments related to the lodging industry that was placed in nonperforming status in 2009.

Other Real Estate Owned (OREO)

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans.  Activity relating to OREO for the three months ended March 31, 2010 and 2009 consisted of the following:

	Three Months Ended March 31,
	($ in millions)
	2010	2009
Other Real Estate Owned (OREO):
Beginning Balance	$430.8	$320.9
Additions, net of initial write-downs	149.1	95.8
Dispositions	(105.9)	(52.7)
Capitalized costs	0.7	1.1
Valuation adjustments	(20.4)	(20.8)
Ending Balance	$454.3	$344.3

Write-downs at initial transfer from loans to OREO are recorded as charge-offs.  Valuation adjustments after the initial transfer, which are included in OREO expenses in the Consolidated Statements of Income, reflect the continued decline in real estate values due to the economy and elevated levels of unemployment and other real estate market conditions at the measurement date.

Valuation adjustments reported in OREO expenses were relatively stable in the first half of 2009. Valuation adjustments reported in OREO expenses were $20.8 million and $20.0 million in the first and second quarters of 2009, respectively. Valuation adjustments reported in OREO expenses increased $15.5 million and amounted to $35.5 million in the third quarter of 2009 and decreased $2.7 million and amounted to $32.8 million in the fourth quarter of 2009. Compared to the fourth quarter of 2009, valuation adjustments reported in OREO expenses decreased $12.4 million or 37.8% in the first quarter of 2010.

At March 31, 2010, properties acquired in partial or total satisfaction of problem loans, based on loan type, consisted of construction and development of $345.6 million, 1-4 family residential real estate of $44.4 million and commercial real estate of $64.3 million.  At March 31, 2009, properties acquired in partial or total satisfaction of problem loans, based on loan type, consisted of construction and development of $258.3 million, 1-4 family residential real estate of $72.5 million and commercial real estate of $13.5 million.  OREO in Arizona represented approximately 35.4% and 52.4% of total OREO at March 31, 2010 and 2009, respectively.  As a result of the soft real estate market and the increased possibility of foreclosures due to the elevated levels of nonperforming loans, management expects that OREO will remain at elevated levels in future quarters.

Troubled Debt Restructuring (Renegotiated Loans)

The Corporation recognizes that the current economy, elevated levels of unemployment and depressed real estate values have resulted in many customers being far more leveraged than prudent and in a very difficult financial position.  Potentially distressed homeowners are identified in advance, and proactively offered assistance.  In order to avoid foreclosure in the future, the Corporation has restructured loan terms for certain qualified borrowers that have demonstrated the ability to make the restructured payments for a specified period of time.  The Corporation’s foreclosure abatement program includes several options to reduce contractual payments.  The Corporation has primarily used reduced interest rates and extended terms to lower contractual payments.  In addition, the Corporation has implemented a 90-day foreclosure moratorium on all owner-occupied residential loans for customers who agree to work in good faith to reach a successful repayment agreement.  The moratorium applies to loans in all the Corporation’s markets and was extended a number of times in 2009 and 2010.  The most recent moratorium is scheduled to expire on June 30, 2010. Similarly, the Corporation also has restructured loan terms for certain qualified commercial borrowers that have demonstrated the ability to make the restructured payments to avoid foreclosure in the future.

Troubled-debt restructured loans, which the Corporation refers to as renegotiated loans, amounted to $731.8 million at March 31, 2010 compared to $793.5 million at December 31, 2009, a net decrease of $61.7 million or 7.8%. In addition to normal activity, that decline reflects the effect of renegotiated loans that were transferred out of renegotiated status. Loans transferred out of renegotiated status represent the annual transfer of those loans whose payments were current at December 31, 2009 and the loan was restructured at market interest rates during 2009.

During the first quarter of 2010, there was an increase in renegotiated loans to commercial borrowers. Loans to commercial borrowers with balances of $2.0 million dollars or more that were transferred to renegotiated status during the first quarter of 2010 amounted to $143.4 million. That increase consisted of commercial loans of $19.0 million, commercial real estate loans of $24.0 million and commercial construction and development loans of $100.4 million. These new renegotiated loans to commercial borrowers were geographically dispersed.

At March 31, 2010, consumer-related renegotiated loans (residential real estate, residential land, construction by individuals, home equity loans and lines of credit and other consumer loans) represented 60.8% of total renegotiated loans compared to 82.1% at December 31, 2009.  That shift was due to the previously discussed reduction of loans associated with the annual transfer of renegotiated loans that were primarily consumer-related and the increase in renegotiated loans to commercial borrowers.

The following table shows the Corporation’s renegotiated loans by type of loan at March 31, 2010 and December 31, 2009.

Major Categories of Renegotiated Loans
($ in millions)

	March 31, 2010		December 31, 2009
	Renegotiated Loans	Percent of Total Renegotiated Loans	Renegotiated Loans	Percent of Total Renegotiated Loans
Commercial	$64.3	8.8%	$46.3	5.8%
Real estate:
Commercial real estate	118.1	16.1	90.9	11.5
Residential real estate	282.0	38.5	397.0	50.0
Construction and development:
Commercial construction	100.4	13.7	-	-
Commercial land	0.5	0.1	1.3	0.2
Construction by developers	3.3	0.5	3.5	0.4
Residential land	110.8	15.1	125.6	15.8
Construction by individuals	8.2	1.1	17.5	2.2
Total construction and development	223.2	30.5	147.9	18.6
Total real estate	623.3	85.1	635.8	80.1
Consumer
Home equity loans and lines of credit	39.9	5.5	106.5	13.5
Other consumer	4.3	0.6	4.9	0.6
Total consumer	44.2	6.1	111.4	14.1
Total renegotiated loans	$731.8	100.0%	$793.5	100.0%

The following table shows the geographical summary of the Corporation’s renegotiated loans at March 31, 2010 and December 31, 2009.

Geographical Summary of Renegotiated Loans
($ in millions)

	March 31, 2010		December 31, 2009
	Renegotiated Loans	Percent of Total Renegotiated Loans	Renegotiated Loans	Percent of Total Renegotiated Loans
Wisconsin	$40.5	5.5%	$54.2	6.8%
Arizona	368.2	50.3	454.8	57.3
Minnesota	30.6	4.2	30.5	3.8
Missouri	10.0	1.4	12.2	1.5
Florida	17.4	2.4	25.5	3.2
Indiana	2.7	0.4	7.5	0.9
Kansas	1.0	0.1	2.1	0.3
Others	261.4	35.7	206.7	26.2
Total	$731.8	100.0%	$793.5	100.0%

Approximately $368.2 million or 50.3% of the Corporation’s total renegotiated loans at March 31, 2010 were loans located in Arizona.  Consumer-related renegotiated loans (residential real estate, residential land, construction by individuals, home equity loans and lines of credit and other consumer loans) represented 93.8% of total renegotiated loans in Arizona.  Renegotiated construction and development loans in Arizona amounted to $113.7 million or 50.9% of total renegotiated construction and development loans at March 31, 2010.

Renegotiated loans located outside of the Corporation’s primary markets amounted to $261.4 million compared to $206.7 million at December 31, 2009, an increase of $54.7 million or 26.5%. That increase was primarily due to an increase in renegotiated commercial construction and development loans that were geographically dispersed. At March 31, 2010 and December 31, 2009, approximately $38.6 million and $40.1 million respectively, of the reported amounts relates to a single commercial loan. At March 31, 2010 and December 31, 2009, approximately $83.6 million and $84.0 million, respectively, of the reported amounts related to a large lending relationship consisting of individual loans for a number of geographically dispersed commercial real estate projects.  These loans continue to perform as expected.

After restructuring, renegotiated loans result in lower payments than originally required and therefore have a lower expected risk of loss due to nonperformance than loans classified as nonperforming. For those consumer-related renegotiated loans that were restructured between June 2008 and December 2009, the cumulative default and re-default rate as of March 31, 2010 was approximately 27.2%.  The Corporation employs formal processes to determine a reasonable repayment program for qualified borrowers and has a policy that requires such borrowers to demonstrate the ability to make the restructured payments for a specified period of time before the loan is transferred to renegotiated status.  The Corporation’s experience with renegotiated loan performance does not encompass an extended period of time.  Irrespective of the Corporation’s procedures and policies, payment performance will continue to be adversely affected by unexpected increases in unemployment or other unanticipated events that affect the borrowers’ ability to make payments.  At March 31, 2010, approximately $41.0 million or 5.6% of total renegotiated loans were past due 30-89 days. At December 31, 2009, approximately $61.6 million or 7.8% of total renegotiated loans were past due 30-89 days. The Corporation expects nonaccrual loans will initially increase until the loan terms are restructured.  Upon restructuring, nonaccrual loans will decline and the balance of renegotiated loans will increase.  The Corporation expects the balance of renegotiated loans will continue to increase in future quarters.

Loans 90 days past due and still accruing interest amounted to $9.3 million at March 31, 2010 compared to $8.8 million at December 31, 2009 and $16.1 million at March 31, 2009.

Delinquency can be an indicator of potential problem loans and leases.  At March 31, 2010, loans and leases past due 30-89 days, excluding credit card loans, student loans and loans in nonperforming status, amounted to $533.6 million or 1.25% of total loans and leases outstanding compared to $539.1 million or 1.22% of total loans and leases outstanding at December 31, 2009. Loans and leases past due 30-89 days, excluding credit card loans, student loans and loans in nonperforming status, amounted to $1,477.0 million or 3.00% of total loans and leases at March 31, 2009.  Since March 31, 2009, loans and leases past due 30-89 days declined $586.7 million in the second quarter of 2009, declined $224.2 million in the third quarter of 2009, declined $127.0 million in the fourth quarter of 2009 and declined $5.5 million in the first quarter of 2010.

The following table presents the reconciliation of the allowance for loan and lease losses for the current quarter and the prior four quarters:

Reconciliation of Allowance for Loan and Lease Losses
($000’s)

	2010	2009
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Beginning balance	$1,480,470	$1,413,743	$1,367,782	$1,352,117	$1,202,167
Provision for loan and lease losses	458,112	639,032	578,701	618,992	477,924
Loans and leases charged-off:
Commercial	137,103	99,307	206,254	68,653	62,346
Real estate	287,310	468,352	323,245	534,264	264,987
Personal	11,662	29,040	11,260	9,144	10,570
Leases	384	1,464	834	1,054	2,320
Total charge-offs	436,459	598,163	541,593	613,115	340,223

Recoveries on loans and leases:
Commercial	2,821	14,050	1,309	2,491	1,891
Real estate	7,700	9,714	5,844	5,727	7,413
Personal	2,108	1,660	1,599	1,273	1,296
Leases	402	434	101	297	1,649
Total recoveries	13,031	25,858	8,853	9,788	12,249
Net loans and leases charged-off	423,428	572,305	532,740	603,327	327,974
Ending balance	$1,515,154	$1,480,470	$1,413,743	$1,367,782	$1,352,117

Summary of Net Charge-Offs on Loans and Leases
($000’s)

	2010	2009
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net charge-offs:
Commercial loans and leases	$134,093	$86,010	$205,477	$66,769	$60,722
Commercial real estate	53,363	78,380	69,558	55,306	34,007
Residential real estate	32,450	75,317	47,227	204,497	27,767
Construction and development	159,664	270,310	171,457	235,296	176,447
Home equity loans and lines of credit	34,133	34,631	29,159	33,438	19,353
Personal loans and leases	9,725	27,657	9,862	8,021	9,678
Net charge-offs	$423,428	$572,305	$532,740	$603,327	$327,974

Net charge-offs amounted to $423.4 million or 3.94% of average loans and leases in the first quarter of 2010 compared to $572.3 million or 5.01% of average loans and leases in the fourth quarter of 2009 and $328.0 million or 2.67% of average loans and leases in the first quarter of 2009.  Included in net charge-offs for the periods presented in the table above were the net charge-offs related to the loans that were sold during 2010 and 2009.

Compared to the fourth quarter of 2009, every loan and lease type experienced a decline in net charge-offs in the first quarter of 2010 except net charge-offs for commercial loans and leases.  Included in net charge-offs for commercial loans and leases for the three months ended March 31, 2010 was a $50.0 million charge-off related to a loan to a bank holding company as previously discussed.

Net charge-offs for construction and development loans represented 37.7% of total net charge-offs in the first quarter of 2010 and consistent with prior quarters, was the largest concentration of net charge-offs across the various loan types.

Net charge-offs related to Arizona were $129.5 million and net charge-offs related to Florida were $55.1 million in the first quarter of 2010.  Together, the net charge-offs related to Arizona and Florida accounted for 43.6% of total net charge-offs in the first quarter of 2010. Excluding the charge-off related to the loan to a bank holding company that was not related to Arizona or Florida, net charge-offs related to Arizona and Florida represented 49.4% of the total net charge-offs reported in the first quarter of 2010. Although net charge-offs in Arizona and Florida continue to be the largest geographical proportion of the Corporation’s net charge-offs, the amount of net charge-offs in both Arizona and Florida decreased.  Compared to the fourth quarter of 2009, net charge-offs in Arizona decreased $57.2 million or 30.7% and net charge-offs in Florida decreased $52.7 million or 48.9%. Net charge-offs in Arizona averaged $215.4 million per quarter and net charge-offs in Florida averaged $59.5 million per quarter in 2009.  Generally, net charge-off activity in Arizona is exhibiting a shift from larger commercial construction and development loans to smaller-balance consumer-related loans.

As previously discussed, real estate related loans continue to be the primary source of the elevated levels in nonperforming loans and leases and net charge-offs in the first quarter of 2010.  Real estate related loans represented the majority of the Corporation’s nonperforming loans and leases at March 31, 2010.  Historically, the Corporation’s loss experience with real estate loans has been relatively low due to the sufficiency of the underlying real estate collateral.  In a stressed real estate market, the value of the collateral securing the loans has become one of the most important factors in determining the amount of loss incurred and the appropriate amount of allowance for loan and lease losses to record at the measurement date.  The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote.  However, in many cases, rapidly declining real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loan which has required significant additional charge-offs.  Declining collateral values have significantly contributed to the elevated levels of net charge-offs and the increase in the provision for loan and lease losses that the Corporation experienced in 2009 and 2008. Management believes real estate market conditions may be beginning to exhibit some signs of stabilization and improvement.

The amount of cumulative net charge-offs recorded on the Corporation’s nonperforming loans outstanding at March 31, 2010 was approximately $827.6 million or 55.6% of the unpaid principal balance of the affected nonperforming loans and 29.8% of the unpaid principal balance of its total nonperforming loans outstanding at March 31, 2010.  These charge-offs have reduced the carrying value of these nonperforming loans and leases which reduced the allowance for loan and lease losses required at the measurement date.

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

	Commercial ($ in millions)
	March 31, 2010	% of Consolidated Total	December 31, 2009	% of Consolidated Total
Loans and leases	$12,315.5	28.9%	$12,949.9	29.3%
Nonaccrual loans and leases	252.7	12.9	350.5	17.2
Renegotiated loans	64.3	8.8	46.3	5.8
Loans and leases past due 30-89 days	71.7	10.2	56.9	8.0
Quarter-to-date net charge-offs	134.1	31.7	86.0	15.0

Commercial loans and leases are extended across many industry types that at March 31, 2010 included: manufacturing (24%), wholesale trade (15%), finance and insurance (10%), retail trade (8%), real estate (7%), construction (5%), professional (5%), management companies (4%), health care (3%), agriculture (4%) and transportation and warehousing (4%).

Commercial loans and leases are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan.  Collateral varies by individual customer and may include accounts receivable, inventory, equipment, deposits, securities, personal guarantees, general business security agreements and real estate.

Commercial loans and leases are associated with customers located in Wisconsin (42%), Minnesota (14%), Missouri (10%), Illinois (6%), Arizona (4%), Indiana (4%), Florida (3%) and Kansas (3%).

As a result of the present state of the economy, the Corporation has observed lower utilization of credit lines and seasonal borrowing from existing customers compared with prior years as commercial customers focus on expense management and debt reduction by delaying capital expenditures and reducing working capital demand.  Commercial loan and lease balances are expected to continue to contract until economic improvement takes stronger hold.

Nonperforming commercial loans and leases amounted to $252.7 million at March 31, 2010 compared to $350.5 million at December 31, 2009, a net decrease of $97.8 million. Approximately $50.0 million of the decline was due to a loan to a bank holding company that was charged-off during the first quarter of 2010.  At December 31, 2009, that loan was the Corporation’s largest single nonperforming loan outstanding.  That loan had been fully reserved since being placed in nonperforming status earlier in 2009.

Net charge-offs related to loans to bank holding companies amounted to $157.8 million for the year ended December 31, 2009. At March 31, 2010, loans outstanding to bank holding companies were approximately $467.0 million of which $11.5 million was in nonperforming status and $31.6 million was identified as potential problem loans. The recent economic events and exposure to these loans was taken into consideration in the determination of the allowance for loan and lease losses.

The ratio of nonaccrual commercial loans and leases to total commercial loans and leases at March 31, 2010 was 2.05%.  The average annualized net charge-offs for commercial loans and leases over the past nine quarters based on end of period loans were 2.3%. Excluding the charge-offs relating to loans to bank holding companies, the average annualized net charge-offs for commercial loans and leases over the past nine quarters based on end of period loans were 1.6%.

	Commercial Real Estate ($ in millions)
	March 31, 2010	% of Consolidated Total	December 31, 2009	% of Consolidated Total
Loans	$13,532.0	31.7%	$13,645.9	30.9%
Nonaccrual loans	657.1	33.6	584.9	28.6
Renegotiated loans	118.1	16.1	90.9	11.5
Loans past due 30-89 days	159.2	22.6	135.0	19.0
Quarter-to-date net charge-offs	53.4	12.6	78.4	13.7

Commercial real estate loans include multi-family properties and business purpose loans secured by 1-4 family residences (26%), industrial (17%), office (14%), retail (14%), farmland (6%), lodging (7%) and medical facilities (4%).  Commercial real estate loans as presented do not include commercial construction and land development loans.

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

Commercial real estate loans are located primarily in the Midwest: Wisconsin (45%), Minnesota (12%), Missouri (8%), Illinois (5%), Kansas (3%) and Indiana (3%).  Commercial real estate loans in higher risk markets include Arizona (7%) and Florida (8%).

As a result of the economy, the Corporation has experienced minimal new development activity.  Compared to the first quarter of 2009, average commercial real estate loans increased $0.7 billion or 5.6% in the first quarter of 2010. The majority of that reported growth represents the migration of construction loans to commercial real estate loans once construction is completed.  As a result of the commercial real estate lending environment, the Corporation has provided interim financing for post-construction loans more frequently than it had historically and expects this trend to continue until such time as the liquidity in the commercial real estate lending environment normalizes.  Interim financing is structured to ensure a significant amount of the income generated from the commercial real estate project is used to pay interest and reduce outstanding principal.

At March 31, 2010, commercial real estate loans consisted of business real estate loans of $9,212.8 million, multi-family properties and business purpose loans secured by 1-4 family residences of $3,556.5 million and farmland loans of $762.7 million. At March 31, 2010, nonperforming business real estate loans amounted to $487.4 million or 5.3% of total business real estate loans, nonperforming multi-family properties and business purpose loans secured by 1-4 family residences amounted to $153.7 million or 4.3% of total multi-family properties and business purpose loans secured by 1-4 family residences and nonperforming farmland loans amounted to $16.0 million or 2.1% of total farmland loans.

At March 31, 2010, approximately 37% of the business real estate loans were owner-occupied.  Owner-occupied real estate loans are generally expected to have lower levels of default risk.

At March 31, 2010, six loans representing  32.2% of total nonaccrual commercial real estate loans and two loans representing 70.9% of total renegotiated commercial real estate loans related to one credit relationship that consists of multiple commercial real estate loans for geographically dispersed commercial real estate investments related to the lodging industry that was placed in nonperforming and renegotiated status in 2009.

The ratio of nonaccrual commercial real estate loans to total commercial real estate loans at March 31, 2010 was 4.86%.  The ratio of nonaccrual commercial real estate loans to total commercial real estate loans in Arizona and Florida at March 31, 2010 was 3.96% and 10.07%, respectively.  Nonaccrual commercial real estate loans in Arizona and Florida amounted to $150.5 million or 22.9% of total nonaccrual commercial real estate loans at March 31, 2010.

The average annualized net charge-offs for commercial real estate loans in 2009 based on end of period loans was 1.7%. The average annualized net charge-offs for commercial real estate loans during the first quarter of 2010 based on end of period loans was 1.6%.

	Residential Real Estate ($ in millions)
	March 31, 2010	% of Consolidated Total	December 31, 2009	% of Consolidated Total
Loans	$4,823.8	11.3%	$4,968.9	11.2%
Nonaccrual loans	269.6	13.8	206.1	10.1
Renegotiated loans	282.0	38.5	397.0	50.0
Loans past due 30-89 days	170.8	24.3	193.2	27.3
Quarter-to-date net charge-offs	32.4	7.7	75.3	13.2

Consistent with long standing practices, the Corporation does not originate sub-prime mortgages, variable interest-only payment plans, or mortgage loans that permit negative amortization.  The Corporation does not originate loans with below market or so-called teaser interest rates at closing and then increase after some contractual period of time.

Residential real estate loans are concentrated in Arizona (39%) and Wisconsin (33%).

Throughout 2009 and the first quarter of 2010, the Corporation sold over 90% of its residential real estate production to the secondary market.  At March 31, 2010, the residential real estate portfolio consisted of approximately 52% of residential real estate loans that were originated after 2006, 17% that were originated in 2004 and 31% that were originated in 2005 and 2006.  Loans originated in 2005 through 2007 have higher potential loss severity in the event of default because the collateral values underlying these loans has experienced the greatest depreciation in value.

Residential real estate loans in Arizona have elevated levels of risk.  At March 31, 2010, Arizona residential real estate loans amounted to $1,853.6 million.  Nonperforming residential real estate loans in Arizona amounted to $168.0 million or 9.06% of total Arizona residential real estate loans.  Nonperforming residential real estate loans in Arizona represented 62.3% of total nonperforming residential real estate loans.

The ratio of nonaccrual residential real estate loans to total residential real estate loans at March 31, 2010 was 5.59%.  In Wisconsin, the ratio of nonaccrual residential real estate loans to total residential real estate loans at March 31, 2010 was 2.07%.

At March 31, 2010, approximately 81.4% of renegotiated residential real estate loans were in Arizona.

The average annualized net charge-offs for residential real estate loans during 2009 based on end of period loans was 6.7%. During 2009, the Corporation completed two bulk loan sales and sold $341.6 million of nonperforming and potential nonperforming residential real estate loans. The average annualized net charge-offs for residential real estate loans in 2009 based on end of period residential real estate loans and excluding the net charge-offs associated with the loan sales was 3.0%. The average annualized net charge-offs for residential real estate loans for the first quarter of 2010 based on end of period loans was 2.7%.

	Construction and Development ($ in millions)
	March 31, 2010	% of Consolidated Total	December 31, 2009	% of Consolidated Total
Loans	$5,105.6	12.0%	$5,538.9	12.5%
Nonaccrual loans	681.5	34.9	807.4	39.5
Renegotiated loans	223.2	30.5	147.9	18.6
Loans past due 30-89 days	218.0	30.9	228.1	32.2
Quarter-to-date net charge-offs	159.7	37.7	270.3	47.2

Construction and development loans consist of commercial construction, commercial land, construction by developers, residential land and construction by individuals.

The cumulative net charge-offs for construction and development loans was 52.3% of total loan and lease cumulative net charge-offs for the nine quarters ended March 31, 2010.  The average annualized net charge-offs for construction and development loans over the past nine quarters based on end of period loans was 11.9%.  Those losses were predominantly associated with construction and development loans located in Florida and Arizona.

The Corporation has significantly reduced the construction and development loan portfolio, which at its peak in 2007, was approximately 23% of total loans and leases outstanding.  The Corporation continues to reduce the construction and development portfolio, especially in Arizona.  The Corporation intends to reduce its concentration in these types of loans to its corporate goal of less than 10% of total consolidated loans and leases.  Construction and development loans were slightly less than 12% of total consolidated loans and leases at March 31, 2010.

Since March 31, 2009, nonperforming construction and development loans declined $27.1 million in the second quarter of 2009, declined $58.9 million in the third quarter of 2009, declined $177.1 million in the fourth quarter of 2009 and declined $125.9 million in the first quarter of 2010.  The decrease in nonperforming construction and development loans was primarily due to reduced levels of new nonperforming loans, restructurings, loan sales and charge-offs.  The reduced levels of new nonperforming loans reflect the decline in volume of new larger construction loans transferring to nonperforming status, especially in Florida and Arizona.

Residential land loans have higher potential loss severity in the event of default because the collateral values underlying these loans have experienced the greatest depreciation in value especially in Arizona. At March 31, 2010, residential land loans amounted to $1,424.7 million or 27.9% of total construction and development loans compared to $1,574.3 million or 28.4% of total construction and development loans at December 31, 2009, a decrease of $149.6 million or 9.5%. Residential land loans in Arizona were 54.6% of total residential land loans at March 31, 2010 and 55.3% of total residential land loans at December 31, 2009. At March 31, 2010, nonperforming residential land loans amounted to $223.9 million or 15.7% of total residential land loans compared to nonperforming residential land loans of $273.4 million or 17.4% of total residential land loans at December 31, 2009, a decrease of $49.5 million or 18.1%. Nonperforming residential land loans in Arizona were 45.3% of total nonperforming residential land loans at March 31, 2010 and 44.0% of total nonperforming residential land loans at December 31, 2009. Nonperforming residential land loans were 32.9% of total nonperforming construction and development loans at March 31, 2010 and 33.9% of total nonperforming construction and development loans at December 31, 2009.

Construction and development loans in Florida and Arizona amounted to $1,730.0 million or 33.9% of total construction and development loans at March 31, 2010 compared to $2,019.5 million or 36.5% of total construction and development loans at December 31, 2009, a decrease of $289.5 million or 14.3%. At March 31, 2010, nonperforming construction and development loans in Florida and Arizona amounted to $289.6 million or 16.7% of total construction and development loans in Florida and Arizona compared to nonperforming loans of $406.2 million or 20.1% of total construction and development loans in Florida and Arizona at December 31, 2009, a decrease of $116.6 million or 28.7%. Nonperforming construction and development loans in Florida and Arizona represented 42.5% of total nonperforming construction and development loans at March 31, 2010 and 50.3% of total nonperforming construction and development loans at December 31, 2009.  Renegotiated construction and development loans in Florida and Arizona amounted to $116.2 million or 52.1% of total renegotiated construction and development loans at March 31, 2010 compared to $139.4 million or 94.2% of total renegotiated construction and development loans at December 31, 2009, a decrease of $23.2 million or 16.6%. The Corporation expects that the bulk of the credit quality issues related to larger Arizona and Florida construction and development loans have been realized.

	Consumer ($ in millions)
	March 31, 2010	% of Consolidated Total	December 31, 2009	% of Consolidated Total
Loans and leases	$6,871.9	16.1%	$7,114.0	16.1%
Nonaccrual loans and leases	92.9	4.8	95.9	4.6
Renegotiated loans	44.2	6.1	111.4	14.1
Loans and leases past due 30-89 days	84.7	12.0	95.3	13.5
Quarter-to-date net charge-offs	43.8	10.3	62.3	10.9

The majority of consumer loans and leases are home equity loans and lines of credit which amounted to $4.6 billion at March 31, 2010.  Home equity lines of credit represent 58% and home equity loans represent 42% of total home equity loans and lines of credit.  Approximately 45% of home equity loans and lines of credit are secured by first mortgages.  At March 31, 2010, home equity lines of credit outstanding (amount drawn) represented approximately 60.1% of the total lines of credit outstanding compared to a three year average of 56.1%.  During 2005 and 2006, when real estate market values were at a peak, the majority of the Corporation’s wholesale originations were sold.

The largest geographic concentration of home equity loans and lines of credit is in Wisconsin (36%) with the remainder geographically dispersed.

The average annualized net charge-offs for home equity loans and lines of credit over the past nine quarters based on end of period loans was 1.8%. The average annualized net charge-offs for home equity loans and lines of credit for the twelve months ended December 31, 2009  based on end of period loans was 2.4%. The average annualized net charge-offs for home equity loans and lines of credit for the first quarter of 2010 based on end of period loans was 3.0%.

Credit card loans amounted to $276.2 million or 0.6% of total loans and leases at March 31, 2010.  Credit cards are not a significant component of the Corporation’s loan and lease portfolio.

Provision for Loan and Lease Losses

Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $458.1 million for the first quarter ended March 31, 2010.  By comparison, the provision for loan and lease losses amounted to $639.0 million in the fourth quarter of 2009 and $477.9 million for the first quarter of 2009. The provision for loan and lease losses is the amount required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.  The ratio of the allowance for loan and lease losses to total loans and leases was 3.55% at March 31, 2010 compared to 3.35% at December 31, 2009 and 2.75% at March 31, 2009.

The decline in nonperforming loans for the third consecutive quarter, continued improvement in delinquencies for the fourth consecutive quarter, reduced levels of loans going into nonperforming status and lower levels of net charge-offs have resulted in the lower provision for loan and lease losses this quarter compared to the provisions for loan and lease losses reported in any quarter of 2009. The Corporation’s credit quality statistics as of and for the three months ended March 31, 2010 reinforced recent trends with additional positive evidence that the Corporation has experienced credit improvement. Management remains cautiously optimistic that these trends will continue but recognizes that the improving economy remains fragile and unemployment levels continue to be elevated. Management expects it will take a few more quarters to determine if these recent trends are indicative of a longer-term sustainable trend towards normal credit conditions.

Despite those credit trends, the reported amount of the Corporation’s nonperforming loans and leases continue to be elevated. As demonstrated in 2008 and 2009, the credit environment and underlying collateral values can change rapidly.  As a result, the Corporation continued to increase the allowance for loan and leases in the first quarter of 2010.  There are numerous unknown factors at this time that will ultimately affect the timing and amount of nonperforming loans and leases, net charge-offs and the provision for loan and lease losses that will be recognized in the remainder of 2010.  The timing and amount of charge-offs will continue to be influenced by the Corporation’s strategies for managing its nonperforming loans and leases.

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

OTHER INCOME

Total other income in the first quarter of 2010 amounted to $227.6 million compared to $176.7 million in the same period last year, an increase of $50.9 million or 28.8%. During the first quarter of 2010, the Corporation sold its merchant portfolio processing which was the primary contributor to the increase in other income in the first quarter of 2010 compared to the first quarter of 2009.

Wealth management revenue amounted to $68.1 million in the first quarter of 2010 compared to $62.7 million in the first quarter of 2009, an increase of $5.4 million or 8.7%.  Assets under management were $32.7 billion at March 31, 2010 compared to $32.9 billion at December 31, 2009 and $29.7 billion at March 31, 2009.  Assets under administration were $124.6 billion at March 31, 2010 compared to $122.3 billion at December 31, 2009 and $101.5 billion at March 31, 2009. During the first quarter of 2010, strong revenue growth was experienced in both personal and institutional trust services. Wealth management revenue will continue to be affected by market volatility and direction through the remainder of 2010.

For the three months ended March 31, 2010, service charges on deposits amounted to $32.1 million compared to $35.3 million for the three months ended March 31, 2009, a decrease of $3.2 million or 9.1%. A portion of this source of fee income is sensitive to interest rates.  Competitive pricing in the form of earnings credits was used to encourage customers to maintain higher deposit balances resulting in lower fee income.

Total mortgage banking revenue was $6.4 million in the first quarter of 2010 compared to $10.8 million in the first quarter of 2009, a decrease of $4.4 million. Reduced sales volume and increased recourse obligation exposure resulted in lower fee income from mortgage banking. Throughout 2009 and the first quarter of 2010, the Corporation sold substantially all of its residential real estate production to the secondary market. Residential mortgage and home equity loans sold in the secondary market amounted to $0.4 billion and $0.7 billion in the three months ended March 31, 2010 and 2009, respectively.

Net investment securities gains in the three months ended March 31, 2010 and 2009 were not significant.

Bank-owned life insurance revenue amounted to $10.8 million for the three months ended March 31, 2010 compared to $9.3 million for the three months ended March 31, 2009, an increase of $1.5 million or 15.9%. The recovery in the value of the underlying invested assets throughout 2009 has resulted in improved crediting rates in the first quarter of 2010 compared to the first quarter of 2009.

Gain on the termination of debt amounted to $10.3 million and $3.1 million for the three months ended March 31, 2010 and 2009, respectively.  During the first quarter of 2010, the Corporation re-acquired and extinguished long term borrowings issued by the Corporation’s wholly-owned subsidiary, M&I Marshall & Ilsley Bank (“M&I Bank”) with a par value of $100.9 million. During the first quarter of 2009, the Corporation re-acquired and extinguished long term borrowings issued by the Corporation and M&I Bank with a par value of $42.1 million.

During the first quarter of 2010, the Corporation sold its merchant portfolio processing at a gain of $48.3 million.  Like other bank holding companies, the Corporation determined that processing, clearing, settlement and related services with respect to credit card and debit card transactions with merchants was not a significant source of revenue or part of the Corporation’s core operating activities.

OREO income primarily consists of gains from the sale of OREO and amounted to $6.1 million in the first quarter of 2010 compared to $2.6 million in the first quarter of 2009.  The carrying value of OREO properties sold amounted to $105.9 million in the first quarter of 2010 compared to $52.7 million in the first quarter of 2009.

Other income in the first quarter of 2010 amounted to $45.4 million compared to $52.9 million in the first quarter of 2009, a decrease of $7.5 million or 14.1%. Write-downs associated with loans available for sale (other than mortgage loans originated for sale) are reported as a reduction of other income in the Consolidated Statements of Income and amounted to $7.2 million in the first quarter of 2010. There were no write-downs associated with loans available for sale in the first quarter of 2009.

OTHER EXPENSE

Total other expense for the three months ended March 31, 2010 amounted to $371.5 million compared to $345.2 million for the three months ended March 31, 2009, an increase of $26.3 million or 7.6%.

Total other expense for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 included increased credit and collection-related expenses and increased expenses associated with the acquisition, valuation and holding of OREO properties.  Approximately $4.6 million of the operating expense growth in the first quarter of 2010 compared to the first quarter of 2009 was attributable to these items.

Approximately $12.2 million of the operating expense growth in the first quarter of 2010 compared to the first quarter of 2009 was attributable to the increased expense related to FDIC insurance premiums for insurance on deposits which included the cost of participating in the TAGP.

The Corporation’s expense in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, excluding the items discussed above, increased $9.5 million or 3.3%.

Expense control is sometimes measured in the financial services industry by the efficiency ratio statistic.  The efficiency ratio is calculated by taking total other expense divided by the sum of total other income (including Private Equity revenue but excluding other investment securities gains or losses) and net interest income on a fully taxable equivalent basis.  The Corporation’s efficiency ratios for the three months ended March 31, 2010 and 2009 were:

	Three Months Ended March 31,
	2010	2009
Efficiency Ratio	58.4%	59.0%

The efficiency ratio for the first quarter of 2010 was adversely affected by the increase in credit and collection-related expenses and net expenses associated with OREO properties. The efficiency ratio for the first quarter of 2010 was positively affected by the gains from the sale of the merchant portfolio processing. The approximate adverse net impact of these items to the Corporation’s efficiency ratio for the three months ended March 31, 2010 from these items was approximately 2.3%.

The efficiency ratio for the first quarter of 2009 was also adversely affected by the increase in credit and collection-related expenses and net expenses associated with OREO properties.  The estimated adverse net impact to the Corporation’s efficiency ratio for the three months ended March 31, 2009 from these items was approximately 6.9%.

Salaries and employee benefits expense amounted to $161.6 million in the first quarter of 2010 compared to $155.2 million in the first quarter of 2009, an increase of $6.4 million or 4.1%.  Salaries and employee benefits related to credit and collection increased approximately $0.9 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The number of full-time equivalent employees decreased approximately 4.3% from at March 31, 2010 compared to March 31, 2009.

Net occupancy and equipment expense, software expenses, processing charges and supplies, printing, postage and delivery expenses amounted to $82.2 million in the first quarter of 2010 compared to $83.2 million for the three months ended March 31, 2009, a decrease of $1.0 million or 1.2%.

As previously discussed, FDIC insurance premiums on deposits amounted to $27.3 million in the first quarter of 2010 compared to $15.1 million in the first quarter of 2009, an increase of $12.2 million or 80.4%.

Professional services expense amounted to $20.8 million in the first quarter of 2010 compared to $19.2 million in the first quarter of 2009, an increase of $1.6 million or 8.4%.  The elevated level of legal fees and other professional fees associated with problem loans decreased $1.2 million in the first quarter of 2010 compared to the first quarter of 2009. That decrease was offset by increased consulting fees associated with numerous items including updating certain internal systems and processes.

Amortization of intangibles amounted to $5.1 million for the quarter ended March 31, 2010 compared to $5.8 million for the quarter ended March 31, 2009. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.  The Corporation has elected to perform its annual test for impairment as of June 30th. As a result of performing the annual test in 2009, the Corporation determined that the recorded goodwill was not impaired.  There have been no events since the annual test to indicate that it is more likely than not that the recorded goodwill had become impaired.

OREO expenses amounted to $37.5 million in the first quarter of 2010 compared to $32.6 million in the first quarter of 2009, an increase of $4.9 million. The increase for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was due to the costs of acquiring and holding the increased levels of foreclosed properties. Valuation write-downs and losses on disposition, which reflect both the increased levels of foreclosed properties and the decline in real estate values, amounted to $24.9 million for the three months ended March 31, 2010 compared to $25.0 million for the three months ended March 31, 2009 and was relatively unchanged. Valuation write-downs and losses on disposition were $16.6 million less in the first quarter of 2010 compared to the fourth quarter of 2009. The Corporation expects that higher levels of expenses associated with acquiring and holding foreclosed properties will continue.  Valuation write-downs and losses on disposition will depend on real estate market conditions which may be beginning to exhibit some signs of stabilization and improvement.

Other expense amounted to $37.0 million in the first quarter of 2010 compared to $34.1 million in the first quarter of 2009, an increase of $2.9 million or 8.5%.  Losses from exercising the call option on brokered certificate of deposits increased $3.2 million in the first quarter of 2010 compared to the first quarter of 2009.  During the first quarter of 2010, the Corporation terminated a cash flow hedge at a loss of $1.8 million. Those losses were offset by the reduced provision for losses for unfunded commitments and other off-balance sheet exposures such as letters of credit. The provision for losses for unfunded commitments and other off-balance sheet exposures was $2.3 million less in the first quarter of 2010 compared to the first quarter of 2009.  The reduced provision for losses for unfunded commitments and other off-balance sheet exposures primarily reflects the lower amount of unfunded commitments outstanding at March 31, 2010.

INCOME TAXES

For the three months ended March 31, 2010, the benefit for income taxes amounted to $83.6 million or 42.1% of the pre-tax loss, compared to the benefit for income taxes for the three months ended March 31, 2009 of $153.0 million or 62.5% of the pre-tax loss.

As previously discussed, the Acts (health care reform legislation) were signed in to law during March 2010. The Acts effectively change the income tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide qualifying prescription drug benefits. Under the Acts, beginning in 2013 the Corporation’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the subsidy. Under U.S. generally accepted accounting principles, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date.  As a result, the Corporation recognized a noncash charge of $4.1 million for the write-off of deferred tax assets to reflect the change in tax treatment of the federal subsidy.

In February 2009, the State of Wisconsin passed legislation that requires combined reporting for state income tax purposes effective January 1, 2009.  As a result, the Corporation recorded an additional income tax benefit of $51.0 million to recognize certain state deferred tax assets, which included the reduction of a valuation allowance for Wisconsin net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Total equity was $6.87 billion or 12.15% of total consolidated assets at March 31, 2010 compared to $6.99 billion or 12.21% of total consolidated assets at December 31, 2009 and $6.25 billion or 10.12% of total consolidated assets at March 31, 2009.

Total equity at March 31, 2010 and December 31, 2009 was affected by the following transactions:

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

The Corporation also sold on an at-the-market basis 670,300 shares of its common stock during the second quarter of 2009 resulting in proceeds of $4.5 million, net of fees and commissions and offering expenses.

On February 18, 2010, the Corporation announced that its Board of Directors declared the first quarter cash dividend of $0.01 per share on its common stock.

During the first quarter of 2010, the Corporation issued 225,303 shares of its common stock for $1.5 million to fund its obligation under its employee stock purchase plan (the “ESPP”).  During 2009, the Corporation issued 1,409,358 shares of its common stock for $6.9 million to fund its obligation under the ESPP, of which 383,890 shares of its common stock for $1.8 million was issued during the first quarter of 2009.

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

Pursuant to the American Recovery and Reinvestment Act, which was signed into law in February 2009, CPP participants are permitted to redeem the preferred stock issued under the CPP at any time, subject to consultation with the appropriate federal banking agency.  However, the Corporation’s Restated Articles of Incorporation contain the redemption restrictions described above. The Corporation may seek Board of Directors and shareholder approval in the future to amend the Restated Articles of Incorporation to allow the Corporation to redeem the Senior Preferred Stock at any time after consultation with the Federal Reserve Board.

Under the terms of the Securities Purchase Agreement, as long as any Senior Preferred Stock is outstanding, the Corporation may pay quarterly common stock cash dividends of up to $0.32 per share, and may redeem or repurchase its common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Senior Preferred Stock are fully paid.  Prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock, unless Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for the Corporation to increase its common stock dividend to more than $0.32 per share per quarter or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement. The Senior Preferred Stock will be non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Senior Preferred Stock.

As a condition to participating in the CPP, the Corporation issued and sold to the UST a warrant (the “Warrant”) to purchase 13,815,789 shares (the “Warrant Shares”) of the Corporation’s common stock, at an initial per share exercise price of $18.62, for an aggregate purchase price of approximately $257.25 million.  The term of the Warrant is ten years.  The Warrant is no longer subject to any contractual restrictions on transfer.  The Warrant provides for the adjustment of the exercise price and the number of Warrant Shares issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Corporation’s common stock, and upon certain issuances of the Corporation’s common stock at or below a specified price range relative to the initial exercise price.  Pursuant to the Securities Purchase Agreement, the UST has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

Pursuant to the Securities Purchase Agreement, until the UST no longer owns any shares of the Senior Preferred Stock, the Warrant or Warrant Shares, the Corporation’s employee benefit plans and other executive compensation arrangements for its Senior Executive Officers must continue to comply in all respects with Section 111(b) of the Emergency Economic Stabilization Act and the rules and regulations of the UST promulgated thereunder.

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

Preferred dividends accrued and discount accretion on the Senior Preferred Stock amounted to $25.2 million for the quarter ended March 31, 2010.  On February 16, 2010, the Corporation paid the quarterly preferred dividend covering the period from November 15, 2009 through February 15, 2010 in the amount of $21.4 million.

The Corporation had a Stock Repurchase Program under which up to 12 million shares of the Corporation’s common stock could be repurchased annually.  As a result of the restrictions contained in the Securities Purchase Agreement, the Corporation allowed the Stock Repurchase Program to expire.

At March 31, 2010, the net loss in accumulated other comprehensive income amounted to $33.7 million, which represented a positive change in accumulated other comprehensive income of $17.6 million since December 31, 2009.  Net accumulated other comprehensive income associated with available for sale investment securities was a net gain of approximately $12.7 million at March 31, 2010, compared to a net loss of $13.0 million at December 31, 2009, resulting in a net gain of $25.7 million over the three month period.  The net unrealized loss associated with the change in fair value of the Corporation’s derivative financial instruments designated as cash flow hedges increased $7.7 million since December 31, 2009, and amounted to $51.8 million at March 31, 2010, compared to a net loss of $44.1 million at December 31, 2009.  The amount required to adjust the Corporation’s postretirement health benefit liability to its funded status included in accumulated other comprehensive income amounted to an unrealized gain of approximately $5.4 million as of March 31, 2010.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

Risk-Based Capital Ratios
($ in millions)

	March 31, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$5,173	11.09%	$5,381	11.11%
Tier 1 Capital Minimum Requirement	1,866	4.00	1,938	4.00
Excess	$3,307	7.09%	$3,443	7.11%

Total Capital	$6,750	14.47%	$6,988	14.42%
Total Capital Minimum Requirement	3,732	8.00	3,876	8.00
Excess	$3,018	6.47%	$3,112	6.42%

Risk-Adjusted Assets	$46,652		$48,457

Leverage Ratios
($ in millions)

	March 31, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$5,173	9.36%	$5,381	9.48%
Minimum Leverage Requirement	1,658 - 2,764	3.00 - 5.00	1,702 - 2,837	3.00 - 5.00
Excess	$3,515 - $2,409	6.36 - 4.36%	$3,679 - $2,544	6.48 - 4.48%

Adjusted Average Total Assets	$55,293		$56,754

The Corporation issued shares of its common stock on an at-the-market basis prior to the underwritten public offerings in 2009.  The Corporation issued a total of 257.1 million shares of its common stock as a result of these transactions in 2009.  The proceeds, net of underwriting discounts and commissions and offering expenses, from these issuances amounted to $1,419.4 million.

The Corporation used the net proceeds of these offerings for general corporate purposes that included contributions of some portion of the net proceeds to the capital of its subsidiaries, which used these contributions for their general corporate purposes.  The Corporation also used a portion of the net proceeds of these offerings to repurchase portions of its outstanding indebtedness.

The Corporation manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation’s own cash requirements are met.  The Corporation maintains liquidity by obtaining funds from several sources.

Average short-term investments in the form of average interest bearing deposits at other banks amounted to $1.6 billion in the first quarter of 2010, a decrease of $0.7 billion compared to the fourth quarter of 2009 and an increase of $1.3 billion compared to the first quarter of 2009.  At the present time, short-term investments represent the Corporation’s most readily available source of liquidity.  This source of liquidity reflects management’s decision to maintain higher levels of liquid assets.

Another readily available source of liquidity to the Corporation is its investment portfolio.  Investment securities available for sale, which totaled $7.5 billion at March 31, 2010, represent a highly accessible source of liquidity.  The Corporation’s portfolio of held-to-maturity investment securities, which totaled $0.1 billion at March 31, 2010, provides liquidity from maturities.

Depositors within the Corporation’s defined markets are another source of liquidity.  Core deposits (demand, savings, money market and consumer time deposits) averaged $28.3 billion in the first quarter of 2010.  The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes, FHLB advances or other forms of collateralized borrowings.

The Corporation’s banking affiliates may use wholesale deposits, which include foreign (Eurodollar) deposits.  Wholesale deposits, which averaged $11.1 billion in the first quarter of 2010, are deposits generated through distribution channels other than the Corporation’s own banking branches.  The weighted average remaining term of outstanding brokered and institutional certificates of deposit at March 31, 2010 was 12.2 years.  These deposits allow the Corporation’s banking subsidiaries to gather funds across a national geographic base and at pricing levels considered attractive, where the underlying depositor may be retail or institutional.  Access to wholesale deposits also provides the Corporation with the flexibility not to pursue single service time deposit relationships in markets that have experienced some unprofitable pricing levels.

The national capital markets represent a further source of liquidity to the Corporation.

The Corporation and/or M&I Bank may repurchase or redeem its outstanding debt securities from time to time, including, without limitation, senior and subordinated global bank notes, medium-term corporate notes, MiNotes or junior subordinated deferrable interest debentures and the related trust preferred securities.  Such repurchases or redemptions may be made in open market purchases, in privately negotiated transactions or otherwise for cash or other consideration.  Any such repurchases or redemptions will be made on an opportunistic basis as market conditions permit and are dependent on the Corporation’s liquidity needs, compliance with any contractual or indenture restrictions, regulatory requirements and other factors the Corporation deems relevant.  During the first quarter of 2010, the Corporation re-acquired and extinguished $100.9 million of debt at a gain.  The debt consisted of small blocks of various bank notes issued by M&I Bank. During the first quarter of 2009, the Corporation re-acquired and extinguished $42.1 million of debt at a gain.  The debt consisted of small blocks of various bank notes issued by the Corporation and M&I Bank.

On December 5, 2008, the Corporation announced that it and its eligible affiliates would be participating in a component of the FDIC’s Temporary Liquidity Guarantee Program – the Transaction Account Guarantee Program (the “TAGP”). Under the TAGP, which had been initially extended until June 30, 2010, all noninterest-bearing transaction accounts (which the TAGP defines as including all noninterest-bearing personal and business checking accounts, NOW accounts earning no more than 0.5 percent interest, and Interest on Lawyer Trust Accounts) held at M&I’s affiliate banks, are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit rules. Separately, Congress extended the temporary increase in the standard coverage of FDIC insurance on deposits to a limit of $250,000 until December 31, 2013.

On April 13, 2010, the Board of Directors of the FDIC approved an interim rule to further extend the TAGP to December 31, 2010.  The interim rule gives the the FDIC discretion to extend the program to the end of 2011, without additional rulemaking, if it determines that economic conditions warrant such an extension.

Due to the stressed economic conditions that existed in 2008 and 2009, the Corporation believes that its participation in the TAGP was warranted and that such participation had a positive affect on its deposit growth in 2009.  The Corporation has determined that its participation in the program and the additional cost of participating in the program is no longer warranted. On April 30, 2010 the Corporation elected to opt out of the TAGP program extension. The impact of the opt-out to the Corporation is uncertain. However, the Corporation anticipates that certain NOW deposits and certain noninterest bearing deposits, will likely migrate to other deposit accounts, investment products or into products offered by other entities. The Corporation considers its liquidity position to be sufficiently adequate to manage through the effect of its election to opt-out of the TAGP program extension.

Federal and state banking laws place certain restrictions on the amount of dividends and loans which a bank may make to its parent company. Such restrictions have not had, and are not expected to have, any material effect on the Corporation’s ability to meet its cash obligations. The market impact of the recession and deterioration in the national real estate markets have resulted in a strain on liquidity in the financial services sector.  However, the common stock issued in financing transactions in 2009 and participation in the CPP in 2008 provided the Corporation with $3.1 billion in cash and significantly increased its regulatory and tangible capital levels.  Management expects that it will continue to make use of a wide variety of funding sources, including those that have not shown the levels of stress demonstrated in some of the national capital markets.  Notwithstanding the current national capital market impact on the cost and availability of liquidity, management believes that it has adequate liquidity to ensure that funds are available to the Corporation and each of its banks to satisfy their cash flow requirements, including the anticipated effect of its election to opt-out of the TAGP program extension previously discussed.

M&I Bank has implemented a global bank note program that permits it to issue and sell up to a maximum of US$13.0 billion aggregate principal amount (or the equivalent thereof in other currencies) at any one time outstanding of its senior global bank notes with maturities of seven days or more from their respective date of issue and subordinated global bank notes with maturities more than five years from their respective date of issue.  The notes may be fixed rate or floating rate and the exact terms will be specified in the applicable Pricing Supplement or the applicable Program Supplement.  This program is intended to enhance liquidity by enabling M&I Bank to sell its debt instruments in global markets in the future without the delays that would otherwise be incurred.  At March 31, 2010, approximately $10.9 billion of new debt could be issued under M&I Bank’s global bank note program.

Bank notes outstanding at March 31, 2010 amounted to $2.5 billion of which $1.5 billion is subordinated.  A portion of the subordinated bank notes qualifies as supplementary capital for regulatory capital purposes.

During the second quarter of 2008, the Corporation filed a shelf registration statement with the Securities and Exchange Commission enabling the Corporation to issue up to 6.0 million shares of its common stock from time to time in connection with acquisitions by the Corporation and/or consolidated subsidiaries of the Corporation.  At March 31, 2010, approximately 1.14 million shares of the Corporation’s common stock could be issued under the shelf registration statement for future acquisitions.

During the fourth quarter of 2007, the Corporation filed a shelf registration statement pursuant to which the Corporation may issue corporate debt and/or equity securities with a relatively short lead time, subject to market conditions, and which may be used to register resales of securities acquired by shareholders in transactions exempt from registration under federal securities laws.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2010, there have been no other substantive changes with respect to the Corporation’s off-balance sheet activities disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Corporation continues to believe that based on the off-balance sheet arrangements with which it is presently involved, such off-balance sheet arrangements neither have, nor are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

CRITICAL ACCOUNTING POLICIES

The Corporation has established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of the Corporation’s consolidated financial statements.  The significant accounting policies of the Corporation are described in the footnotes to the consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, and updated as necessary in its Quarterly Reports on Form 10-Q.

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

For renegotiated loans the present value of expected future cash flows discounted at the loan’s effective interest rate was the methodology predominantly employed to measure the amount of impairment at March 31, 2010. Contractual cash flows were adjusted for probability of default, expected prepayments, expected collateral value for loans that will not be fully amortized at maturity and other factors that may impact the timing and amount of expected cash flows.  Factors used to adjust contractual cash flows were based on historical experience and market performance statistics where available.  At March 31, 2010, the specific reserve or valuation allowance for renegotiated loans was determined to be $131.6 million.

For nonperforming loans greater than $1.0 million the fair value of the collateral less cost to sell was the methodology predominantly employed to measure the amount of impairment at March 31, 2010.

Real estate related loans, especially construction and development real estate loans, were the primary contributors to the elevated levels of nonperforming loans and leases and net charge-offs over the recent nine quarters ended March 31, 2010.  Real estate related loans continued to make up the majority of the Corporation’s nonperforming loans and leases at March 31, 2010.  Historically, the Corporation’s loss experience with real estate loans has been relatively low due to the sufficiency of the underlying real estate collateral.  In a stressed real estate market, the value of the collateral securing the loans has become one of the most important factors in determining the amount of loss incurred and the appropriate amount of allowance for loan and lease losses to record at the measurement date.  The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote.  However, in many cases, rapidly declining and depressed real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loan which has required significant additional charge-offs.  Depressed and declining collateral values have significantly contributed to the elevated levels of net charge-offs and the increase in the provision for loan and lease losses that the Corporation experienced over the past two years. Management believes real estate market conditions may be beginning to exhibit some signs of stabilization and improvement.

The Corporation continuously re-assessed, and continues to re-assess the timeliness and propriety of appraisals for collateral dependent loans particularly in volatile real estate markets such as Arizona.  The Corporation uses a variety of sources, such as recent sales of loans and sales of OREO, to validate the collateral values used to determine the amount of loss exposure at the measurement date.

At March 31, 2010, the specific reserve or valuation allowance for nonperforming loans greater than $1.0 million was determined to be $228.2 million.

At March 31, 2010, a total of $1,965.8 million of impaired loans and leases were evaluated to identify the specific reserve or valuation allowance to be allocated to each of these loans.  A total valuation allowance of $359.8 million was determined to be required on approximately $1,413.9 million of impaired loans and no valuation allowance was determined to be required on $551.9 million of impaired loans.  In determining the amount of the valuation allowance at March 31, 2010, the Corporation has taken into consideration that the amount of cumulative net charge-offs recorded on the Corporation’s nonperforming loans outstanding at March 31, 2010 was approximately $827.6 million or 55.6% of the unpaid principal balance of the affected nonperforming loans.  These charge-offs have reduced the carrying value of these nonperforming loans and leases which reduced the allowance for loan and lease losses required at the measurement date.

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

For purposes of this discussion, the term commercial loans refers to a variety of loan types and includes commercial and industrial loans, commercial real estate loans, commercial construction and development loans and commercial leases.  Commercial loans are initially segmented by loan type.  The loan types are then stratified by region or business channel.  Using the Corporation’s internal risk ratings, commercial loans and leases are further stratified between loans and leases with risk ratings that are indicators of a nonperforming loan or lease or potential problem loan or lease, which the Corporation refers to as criticized loans and leases, and loans and leases that indicate no particular weakness.  Using historical loss information, an estimate of loss is determined for each segment.  For criticized loans and leases, more recent historical loss information forms the basis to determine the estimates of losses inherent in the pools at the measurement date.  For all other loans and leases, longer-term historical loss information is used to form the basis to determine the estimates of losses inherent in the pools at the measurement date. Longer-term historical loss information is expected to be representative of inherent losses over an entire business cycle.  Historical loss information is updated quarterly to reflect current experience.  Historical loss information may be adjusted for portfolio trends, the effect of loan sales and factors that may be unique to a particular loan or lease type, region or business channel to ensure the loss rates ultimately used are appropriate at the measurement date. Selecting the appropriate loss rates that are used to determine the estimates of losses inherent in the pools at the measurement date requires significant judgment.  At March 31, 2010, this component of the allowance for loan and lease losses amounted to $626.5 million.

The retail sector consists of residential real estate loans, residential construction and development loans, home equity loans and lines of credit, personal loans and personal leases.

Retail sector loan types are stratified based on origination channels, underwriting guidelines, collateral type and product features such as a loan or line of credit and delinquency status.  The loans are further stratified by selected markets (Arizona, Wisconsin, Florida and others), updated credit scores and the loan’s year of origination.  Loss factors are derived from historical loss experience by delinquency status for each stratum and applied to the outstanding loan and lease balance by delinquency status to determine a reserve.  Based on current market conditions, the Corporation estimates additional probable loss by evaluating probability of default and loss severity, the factors that collectively impact the amount of loss inherent in the retail sector loans and leases.  Current factors impacting the probability of default such as lingering levels of elevated unemployment may not be fully reflected in updated credit scores or in existing levels of delinquency, causing historical default experience to be understated at the measurement date.  Rapidly changing real estate collateral values arising from illiquid markets, excess inventories in certain markets and high current loan-to value ratios resulting from property value depreciation since the date the loans were originated impact historical loss severity.  This additional probable loss is added to the amounts determined based on historical experience.  At March 31, 2010, this component of the allowance for loan and lease losses amounted to $528.9 million.

The second element reflects management’s recognition of the uncertainty and imprecision underlying the process of estimating losses.  From time to time, the Corporation has identified certain loans within certain industry segments that based on financial, payment or collateral performance, warrant closer ongoing monitoring by management.  The specific loans mentioned earlier are excluded from this analysis.  Based on management’s judgment, reserve ranges may be allocated to industry segments due to environmental conditions unique to the measurement period.  Consideration is given to both internal and external environmental factors such as economic conditions in certain geographic or industry segments of the portfolio, economic trends, risk profile, and portfolio composition.  Reserve ranges are then allocated using estimates of loss exposure that management has identified based on these economic trends or conditions.  At March 31, 2010, there was no allowance for loan and lease losses allocated to industry segments due to environmental conditions unique to the measurement period.

The Corporation has not materially changed any aspect of its overall approach in the determination of the allowance for loan and lease losses.  However, on an on-going basis the Corporation continues to refine the methods used in determining management’s best estimate of the allowance for loan and lease losses.

Based on the loss estimates discussed, management determined its best estimate of the required allowance for loans and leases.  Management’s evaluation of the factors previously described resulted in an allowance for loan and lease losses of $1,515.2 million or 3.55% of loans and leases outstanding at March 31, 2010.  The allowance for loan and lease losses was $1,480.5 million or 3.35% of loans and leases outstanding at December 31, 2009 and $1,352.1 million or 2.75% of loans and leases outstanding at March 31, 2009.  Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $458.1 million in the first quarter of 2010 compared to $477.9 million in the first quarter of 2009.  The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.  Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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

On an ongoing basis, management evaluates the deferred tax assets to determine if a valuation allowance is required.  The determination of whether a valuation allowance is required is based on available positive and negative evidence.  Based on its analysis of the evidence, the Corporation determined that no valuation allowance was required to be recorded against the Federal deferred tax assets at March 31, 2010.  The Corporation is in a 3-year cumulative loss position as of March 31, 2010.  This is considered as a significant piece of negative evidence.  The positive evidence for the Corporation is that it forecasts sufficient taxable income during the carryforward period, exclusive of tax planning strategies, even under stressed scenarios.  The realization of the deferred tax assets can be subjective and could be significantly reduced in the near term if estimates of future taxable income are significantly lower than currently forecasted.

The Corporation currently does not have any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months of March 31, 2010.

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

A description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy is disclosed in Note 3 – Fair Value Measurements in the Notes to Financial Statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following updated information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.  Updated information regarding the Corporation’s use of derivative financial instruments is contained in Note 11 – Derivative Financial Instruments and Hedging Activities in Notes to Financial Statements contained in Item 1 herein.

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

This information is incorporated into a model that projects future net interest income levels in several different interest rate environments.  Earnings at risk are calculated by modeling net interest income in an environment where rates remain constant, and comparing this result to net interest income in a different rate environment, and then expressing this difference as a percentage of net interest income for the succeeding 12 months.  This calculation is a change from prior years.  Previously, earnings at risk were measured as a percentage of the Corporation’s budgeted operating income before taxes for the calendar year.  This change was made to decrease the volatility of the measurement caused by items unrelated to the margin.  Since future interest rate moves are difficult to predict, the following table presents two potential scenarios—a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of March 31, 2010:

Hypothetical Change in Interest Rates	Annual Impact
100 basis point gradual rise in rates	(0.1	) %
100 basis point gradual decline in rates	(2.4	) %

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

Equity Risk

In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk.  The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones.  These investments expose the Corporation to the change in equity values for the portfolio companies.  However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs.  At March 31, 2010, the carrying value of total private equity investments amounted to approximately $70.7 million.

At March 31, 2010, Wealth Management administered $124.6 billion in assets and directly managed $32.7 billion in assets.  Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances.  Quantification of this exposure is difficult due to the number of other variables affecting fee income.  Interest rate changes can also have an effect on fee income for the above-stated reasons.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table reflects the purchases of Marshall & Ilsley Corporation stock for the specified period:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2010	6,824	$5.85	N/A	N/A
February 1 to February 28, 2010	9,606	5.72	N/A	N/A
March 1 to March 31, 2010	11,416	6.90	N/A	N/A
Total	27,846	$6.23	N/A

(1)	Includes shares purchased by rabbi trusts pursuant to nonqualified deferred compensation plans.

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

May 10, 2010

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