Form 10-Q
period 2010-06-30
MARSHALL & ILSLEY CORP
filed 2010-08-09
CIK 1399315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Small reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common Stock, $1.00 Par Value	527,619,615

MARSHALL & ILSLEY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
($000’s except share data)

	June 30,	December 31,	June 30,
	2010	2009	2009
Assets:
Cash and cash equivalents:
Cash and due from banks	$663,270	$769,034	$796,981
Federal funds sold and security resale agreements	22,891	26,839	27,670
Money market funds	47,377	36,610	37,236
Total cash and cash equivalents	733,538	832,483	861,887
Interest bearing deposits at other banks	766,677	1,128,794	850,704
Trading assets, at fair value	298,610	255,646	261,117
Investment securities:
Available for sale, at fair value	6,858,544	6,678,311	5,594,967
Federal Reserve Bank stock and FHLB stock, at cost	379,261	395,281	386,036
Held to maturity, fair value $94,356 ($106,962 at December 31, 2009 and $148,029 at June 30, 2009)	91,027	103,566	144,282
Loans held for sale	229,107	214,159	423,210

Loans and leases	41,088,379	44,003,467	47,759,934
Allowance for loan and lease losses	(1,516,780)	(1,480,470)	(1,367,782)
Net loans and leases	39,571,599	42,522,997	46,392,152
Premises and equipment, net	552,985	565,806	572,720
Goodwill	609,517	609,517	611,728
Other intangible assets	124,801	134,067	145,580
Bank-owned life insurance	1,211,910	1,189,360	1,173,765
Other real estate owned (OREO)	445,501	430,821	356,790
Accrued interest and other assets	2,030,816	2,149,170	1,918,765
Total Assets	$53,903,893	$57,209,978	$59,693,703

Liabilities and Equity:
Deposits:
Noninterest bearing	$7,489,355	$7,832,752	$7,847,624
Interest bearing	32,072,698	33,804,773	33,344,721
Total deposits	39,562,053	41,637,525	41,192,345
Federal funds purchased and security repurchase agreements	878,242	520,905	631,902
Other short-term borrowings	78,316	599,242	843,021
Accrued expenses and other liabilities	1,023,212	1,040,860	1,134,451
Long-term borrowings	5,604,550	6,425,855	9,297,487
Total Liabilities	47,146,373	50,224,387	53,099,206

Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized; 1,715,000 shares issued and outstanding of Senior Preferred Stock, Series B (liquidation preference of $1,000 per share)	1,715	1,715	1,715
Common stock, $1.00 par value; 530,164,081 shares issued (530,164,081 shares at December 31, 2009 and 373,764,081 shares at June 30, 2009)	530,164	530,164	373,764
Additional paid-in capital	4,957,471	4,997,606	4,287,733
Retained earnings	1,341,177	1,666,021	2,182,808
Treasury stock, at cost: 2,600,972 shares (4,793,885 shares at December 31, 2009 and 5,644,436 shares at June 30, 2009)	(67,762)	(132,191)	(155,914)
Deferred compensation	(38,045)	(37,538)	(36,945)
Accumulated other comprehensive income, net of related taxes	22,163	(51,321)	(69,390)
Total Marshall & Ilsley Corporation shareholders' equity	6,746,883	6,974,456	6,583,771
Noncontrolling interest in subsidiaries	10,637	11,135	10,726
Total Equity	6,757,520	6,985,591	6,594,497
Total Liabilities and Equity	$53,903,893	$57,209,978	$59,693,703

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($000’s except per share data)

	Three Months Ended June 30,
	2010	2009
Interest and fee income
Loans and leases	$500,274	$557,163
Investment securities:
Taxable	47,940	57,414
Exempt from federal income taxes	8,882	11,542
Trading securities	134	1,989
Short-term investments	1,084	400
Total interest and fee income	558,314	628,508
Interest expense
Deposits	106,569	138,273
Short-term borrowings	403	2,881
Long-term borrowings	49,442	95,530
Total interest expense	156,414	236,684
Net interest income	401,900	391,824
Provision for loan and lease losses	439,899	618,992
Net interest income (loss) after provision for loan and lease losses	(37,999)	(227,168)
Other income
Wealth management	69,897	65,837
Service charges on deposits	33,218	34,055
Gain on sale of mortgage loans	7,070	16,754
Other mortgage banking revenue	719	1,292
Net investment securities gains (losses)	3,729	82,665
Bank-owned life insurance revenue	11,780	7,962
Gain on termination of debt	900	9,242
Other	46,646	46,926
Total other income	173,959	264,733
Other expense
Salaries and employee benefits	185,319	187,238
Net occupancy and equipment	32,974	32,437
Software expenses	8,592	7,015
Processing charges	32,155	33,812
Supplies, printing, postage and delivery	8,556	8,930
FDIC insurance	26,636	49,233
Professional services	26,715	21,997
Amortization of intangibles	5,042	5,843
Net OREO expenses	25,643	33,310
Other	35,989	32,376
Total other expense	387,621	412,191
Income (loss) before income taxes	(251,661)	(374,626)
Provision (benefit) for income taxes	(103,468)	(166,143)
Net income (loss) before noncontrolling interests	(148,193)	(208,483)
Less: Net income attributable to noncontrolling interests	(368)	(472)
Net income (loss) attributable to Marshall & Ilsley Corporation	(148,561)	(208,955)
Preferred dividends	(25,238)	(25,013)
Net income (loss) attributable to Marshall & Ilsley Corporation common shareholders	$(173,799)	$(233,968)
Per share attributable to Marshall & Ilsley Corporation common shareholders
Basic	$(0.33)	$(0.83)
Diluted	$(0.33)	$(0.83)
Dividends paid per common share	$0.01	$0.01
Weighted average common shares outstanding (000's):
Basic	524,325	280,836
Diluted	524,325	280,836

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($000’s except per share data)

	Six Months Ended June 30,
	2010	2009
Interest and fee income
Loans and leases	$1,009,847	$1,123,497
Investment securities:
Taxable	97,310	120,531
Exempt from federal income taxes	18,268	23,797
Trading securities	317	3,438
Short-term investments	2,170	1,028
Total interest and fee income	1,127,912	1,272,291
Interest expense
Deposits	219,133	276,362
Short-term borrowings	1,080	6,873
Long-term borrowings	102,334	195,486
Total interest expense	322,547	478,721
Net interest income	805,365	793,570
Provision for loan and lease losses	898,011	1,096,916
Net interest income (loss) after provision for loan and lease losses	(92,646)	(303,346)
Other income
Wealth management	137,989	128,519
Service charges on deposits	65,317	69,368
Gain on sale of mortgage loans	12,730	26,568
Other mortgage banking revenue	1,411	2,285
Net investment securities gains (losses)	3,831	82,737
Bank-owned life insurance revenue	22,574	17,278
Gain on termination of debt	11,196	12,298
Sale of merchant portfolio processing	48,272	-
Other	92,299	100,127
Total other income	395,619	439,180
Other expense
Salaries and employee benefits	346,917	342,426
Net occupancy and equipment	67,076	66,230
Software expenses	16,494	13,613
Processing charges	64,237	67,534
Supplies, printing, postage and delivery	16,710	18,024
FDIC insurance	53,890	64,337
Professional services	47,505	41,178
Amortization of intangibles	10,182	11,637
Net OREO expenses	57,243	63,674
Other	72,954	66,436
Total other expense	753,208	755,089
Income (loss) before income taxes	(450,235)	(619,255)
Provision (benefit) for income taxes	(187,073)	(319,125)
Net income (loss) before noncontrolling interests	(263,162)	(300,130)
Less: Net income attributable to noncontrolling interests	(757)	(791)
Net loss attributable to Marshall & Ilsley Corporation	(263,919)	(300,921)
Preferred dividends	(50,418)	(49,972)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(314,337)	$(350,893)
Per share attributable to Marshall & Ilsley Corporation common shareholders
Basic	$(0.60)	$(1.29)
Diluted	$(0.60)	$(1.29)
Dividends paid per common share	$0.02	$0.02
Weighted average common shares outstanding (000's):
Basic	524,206	272,735
Diluted	524,206	272,735

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($000’s)

	Six Months Ended June 30,
	2010	2009
Net Cash Provided by Operating Activities	$656,198	$481,863

Cash Flows from Investing Activities:
Net decrease (increase) in short-term investments	362,117	(841,019)
Proceeds from sales of securities available for sale	67,262	949,846
Proceeds from redemptions of Federal Reserve Bank stock and FHLB stock	32,663	37,450
Proceeds from maturities of securities available for sale	680,881	813,145
Proceeds from maturities of securities held to maturity	27,482	94,491
Purchases of securities available for sale	(826,239)	(332,936)
Purchases of Federal Reserve Bank stock and FHLB stock	(16,643)	(83,707)
Net decrease in loans and leases	1,766,358	755,822
Purchases of premises and equipment, net	(12,827)	(31,530)
Cash paid for acquisitions, net of cash and cash equivalents acquired	(1,968)	(479)
Proceeds from sale of merchant portfolio processing	48,272	-
Net proceeds from sale of OREO	192,683	118,687
Net cash provided by investing activities	2,320,041	1,479,770

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(1,995,205)	169,954
Net decrease in short-term borrowings	(173,598)	(2,579,826)
Proceeds from issuance of long-term borrowings	-	375
Payments of long-term borrowings	(854,991)	(274,093)
Dividends paid on preferred stock	(42,875)	(43,113)
Dividends paid on common stock	(10,507)	(5,288)
Proceeds from the issuance of common stock	3,053	560,223
Other	(1,061)	(385)
Net cash used in financing activities	(3,075,184)	(2,172,153)
Net decrease in cash and cash equivalents	(98,945)	(210,520)
Cash and cash equivalents, beginning of year	832,483	1,072,407
Cash and cash equivalents, end of period	$733,538	$861,887

Supplemental Cash Flow Information:
Cash paid / (received) during the period for:
Interest	$350,768	$492,771
Income taxes	(135,985)	(118,747)

See notes to financial statements

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements
June 30, 2010 & 2009 (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.  In management’s opinion, the unaudited financial information included in this report reflects all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial position and results of operations as of and for the three and six months ended June 30, 2010 and 2009.  The results of operations for the three and six  months ended June 30, 2010 and 2009 are not necessarily indicative of results to be expected for the entire year.

Prior to 2010, the Corporation had presented investments in Federal Reserve Bank stock and FHLB stock within Investment Securities Available for Sale on the consolidated balance sheet.  During 2010, the Corporation determined that investments in Federal Reserve Bank stock and FHLB stock should be separately presented on the consolidated balance sheet.  As a result, the accompanying 2009 consolidated balance sheets and consolidated statements of cash flows have been restated to present investments in Federal Reserve Bank stock and FHLB stock separately from Investment Securities Available for Sale.

Prior to 2010, the Corporation had presented gains on sale of other real estate owned (“OREO”) within Other income as OREO income.  During 2010, the Corporation determined that gains on sale of OREO should be presented net along with OREO expenses in the consolidated statements of income.  As a result, the accompanying 2009 consolidated statements of income and related disclosures have been restated to present gains on sale of OREO along with OREO expenses in Net OREO expenses.

2.	New Accounting Pronouncements

In July 2010 the FASB issued new accounting guidance that will require additional disclosures in the notes to the financial statements regarding the nature of credit risk inherent in the loan and lease portfolio, how that credit risk is analyzed and assessed in arriving at the allowance for credit losses and the changes in the loan portfolio and the allowance for credit losses.  For the Corporation, period end disclosures will be required as of December 31, 2010 and disclosures about activity that occurs during the period will be initially required for the three months ended March 31, 2011.  The Corporation is in the process of evaluating the impact of the additional disclosure requirements.

Effective January 1, 2010 the Corporation adopted updated accounting guidance to the Transfers and Servicing Topic and the Consolidations Topic of the FASB Accounting Standards Codification.  Changes to the Transfers and Servicing Topic eliminated the concept of a qualifying special-purpose entity (“QSPE”), change the requirements for derecognizing financial assets, and require additional disclosures regarding an entity’s continuing involvement in and exposure to risks related to transferred financial assets. The changes to the Consolidations Topic replace the quantitative approach previously required for determining which enterprise should consolidate a variable interest entity with a consolidation approach focused on which enterprise has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. The updated Consolidations Topic also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, and eliminated the scope exception that a troubled debt restructuring, as defined by the Debt Topic, is not an event that required reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.  The adoption of this updated accounting guidance did not have a material impact on the Corporation’s financial statements and related disclosures.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

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
June 30, 2010 & 2009 (Unaudited)

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

Estimated fair values for residual interests in the form of interest only strips from automobile loan securitizations are based on a discounted cash flow analysis and are classified as a Level 3.  There were no automobile loan securitizations outstanding at June 30, 2010.

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

On a quarterly basis, the Corporation performs an analysis using historical and market implied default and recovery rates that also consider certain industry conventions established for operational efficiencies to estimate the potential impact on the reported fair values of these derivative financial assets and liabilities due to counterparty credit risk and the Corporation’s own credit risk.  Based on this analysis, the Corporation determined that the impact of these factors was insignificant and did not make any additional credit risk adjustments for purposes of determining the reported fair values of these derivative assets and liabilities with dealers at June 30, 2010.

Certain derivative transactions are executed with customers whose counterparty credit risk is similar in nature to the credit risk associated with the Corporation’s lending activities.  As is the case with a loan, the Corporation evaluates the credit risk of each of these customers on an individual basis and, where deemed appropriate, collateral is obtained.  The type of collateral varies and is often the same collateral as the collateral obtained to secure a customer’s loan.  For purposes of assessing the potential impact of counterparty credit risk on the fair values of derivative assets with customers, the Corporation used a probability analysis to estimate the amount of expected loss exposure due to customer default at some point in the remaining term of the entire portfolio of customer derivative contracts outstanding at June 30, 2010.  While not significant, the Corporation did factor the estimated amount of expected loss due to customer default in the reported fair value of its customer derivative assets at June 30, 2010.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

Loans Held for Sale

Beginning in the second quarter of 2010, the Corporation elected to account for certain residential mortgage loans held for sale into the secondary market at fair value.  The fair value of those mortgage loans held for sale was determined using current secondary market prices for loans with similar interest rates, maturities and credit quality and are classified as Level 2.

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations ($000’s):

As of June 30, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (1)
Trading Assets:
Trading securities	$-	$16,873	$-
Derivative assets	-	281,737	-
Total trading assets	$-	$298,610	$-
Investment securities available for sale (2)
U.S. treasury	$-	$2,295	$-
U.S. government agencies	-	5,572,161	-
States and political subdivisions	-	764,579	42,915
Residential mortgage backed securities	-	188,815	-
Corporate notes	-	-	-
Asset backed securities	-	52,795	99,893
Equity	8	-	-
Private equity investments	-	-	70,982
Total investment securities available for sale	$8	$6,580,645	$213,790

Residential mortgage loans held for sale	$-	$5,793	$-
Accrued interest and other assets:
Financial guarantees - credit protection purchased	$-	$8	$-
Liabilities (1)
Other short-term borrowings	$-	$109	$-
Accrued expenses and other liabilities:
Derivative liabilities	$-	$250,632	$9,616
Financial guarantees - credit protection sold	-	1,446	-
Total accrued expenses and other liabilities	$-	$252,078	$9,616

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

As of December 31, 2009	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (1)
Trading Assets:
Trading securities	$-	$29,993	$-
Derivative assets	-	225,653	-
Total trading assets	$-	$255,646	$-

Investment securities available for sale (2)
U.S. treasury	$-	$7,379	$-
U.S. government agencies	-	5,247,974	64,561
States and political subdivisions	-	802,023	41,979
Residential mortgage backed securities	-	220,610	-
Corporate notes	-	-	10,000
Asset backed securities	-	949	153,271
Foreign	-	3,025	1,385
Equity	135	-	-
Private equity investments	-	-	68,482
Total investment securities available for sale	$135	$6,281,960	$339,678

Accrued interest and other assets:
Financial guarantees - credit protection purchased	$-	$13	$-

Liabilities (1)
Other short-term borrowings	$-	$14,604	$-
Accrued expenses and other liabilities:
Derivative liabilities	$-	$195,003	$11,600
Financial guarantees - credit protection sold	-	198	-
Total accrued expenses and other liabilities	$-	$195,201	$11,600

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

As of June 30, 2009	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (1)
Trading Assets:
Trading securities	$-	$18,484	$-
Derivative assets	121	242,512	-
Total trading assets	$121	$260,996	$-

Investment securities available for sale (2)
U.S. treasury	$-	$2,313	$-
U.S. government agencies	-	3,989,830	10
States and political subdivisions	-	881,694	12,279
Residential mortgage backed securities	-	257,888	-
Corporate notes	-	145,510	10,000
Asset backed securities	-	1,228	160,889
Foreign	-	2,375	1,381
Equity	106	-	-
Private equity investments	-	-	70,517
Other	-	-	4,945
Total investment securities available for sale	$106	$5,280,838	$260,021

Liabilities (1)
Other short-term borrowings	$-	$210	$-
Accrued expenses and other liabilities:
Derivative liabilities	$-	$200,875	$14,743

(1)
The amounts presented above exclude certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage its interest rate risk.  These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2.  See Note 12 – Derivative Financial Instruments and Hedging Activities in Notes to Financial Statements for further information.  Level 3 derivative liabilities represent the fair value of the derivative financial instrument entered into in conjunction with the sale of the Corporation’s shares of Visa, Inc. (“Visa”) Class B common stock.  See Note 15 – Guarantees in Notes to Financial Statements for additional information regarding Visa.

(2)
The investment securities included in Level 3 are primarily senior tranche asset-backed securities.  The amounts presented are exclusive of $64,101, $56,538 and $54,002 in affordable housing partnerships at June 30, 2010, December 31, 2009, and June 30, 2009 respectively, which are generally carried on the equity method.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with financial instruments measured using significant unobservable inputs (Level 3) during the six months ended June 30, 2010 ($000’s):

	Investment Securities (1)	Private Equity Investments (2)	Total	Derivative Liabilities
Balance at December 31, 2009	$271,196	$68,482	$339,678	$11,600
Net payments, purchases and sales	(370)	1,402	1,032	-
Discount accretion	(8)	-	(8)	-
Transfers out of Level 3	(140,483)	-	(140,483)	-
Total gains or losses (realized or unrealized):
Included in earnings	-	802	802	-
Included in other comprehensive income	(1,058)	-	(1,058)	-
Balance at March 31, 2010	$129,277	$70,686	$199,963	$11,600

Net payments, purchases and sales	(393)	(759)	(1,152)	(1,984)
Discount accretion	13	-	13	-
Transfers in to Level 3	12,008	-	12,008	-
Total gains or losses (realized or unrealized):
Included in earnings	-	1,055	1,055	-
Included in other comprehensive income	1,903	-	1,903	-
Balance at June 30, 2010	$142,808	$70,982	$213,790	$9,616

Unrealized gains or (losses) for the period included in earnings attributable to unrealized gains or losses for financial instruments still held at June 30, 2010	$-	$2,730	$2,730	-

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

At June 30, 2010, securities were transferred to Level 3 as the Corporation determined that it could not obtain a sufficient number of observable inputs in the form of market or broker quotes to substantiate a level 2 classification. At March 31, 2010, $62,140 of highly-rated asset backed securities and $66,692 of Government National Mortgage Association securities were transferred to Level 2 as significant inputs to the pricing model used to value these securities became observable in the marketplace, could be derived from observable data or the values could be supported by observable levels at which transactions were executed in the marketplace.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with financial instruments measured using significant unobservable inputs (Level 3) during the six months ended June 30, 2009 ($000’s):

	Investment Securities (1)	Private Equity Investments (2)	Other Assets	Total	Derivative Liabilities
Balance at December 31, 2008	$135,953	$65,288	$5,903	$207,144	$-
Net payments, purchases and sales	(1,008)	706	(255)	(557)	-
Discount accretion	49	-	160	209	-
Net transfers in and/or out of Level 3	(2,860)	-	-	(2,860)	-
Total gains or losses (realized or unrealized):
Included in earnings	-	228	52	280	-
Included in other comprehensive income	34,993	-	(606)	34,387	-
Balance at March 31, 2009	$167,127	$66,222	$5,254	$238,603	$-

Net payments, purchases and sales	(1,048)	426	(194)	(816)	-
Discount accretion/(premium amortization)	41	-	148	189	-
Net transfers in and/or out of Level 3	-	-	-	-	-
Total gains or losses (realized or unrealized):
Included in earnings	-	3,869	10	3,879	14,743
Included in other comprehensive income	18,439	-	(273)	18,166	-
Balance at June 30, 2009	$184,559	$70,517	$4,945	$260,021	$14,743

Unrealized gains or losses for the period included in earnings attributable to unrealized gains or losses for financial instruments still held at June 30, 2009	$-	$3,865	$-	$3,865	$(14,743)

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis.  These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment or a change in the amount of a previously recognized impairment.

Net losses related to nonrecurring fair value measurements of certain assets for the three and six months ended June 30, 2010 consisted of the following ($000’s):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable		Net Losses
	Assets	Inputs	Inputs		Three Months Ended	Six Months Ended
	(Level 1)	(Level 2)	(Level 3)	Total	June 30, 2010	June 30, 2010
Loans held for sale	$-	$21,617	$-	$21,617	$5,231	$12,467
Impaired loans	-	-	671,323	671,323	227,887	438,806
Other real estate owned	-	-	140,988	140,988	13,577	32,551
Total	$-	$21,617	$812,311	$833,928	$246,695	$483,824

Net losses related to nonrecurring fair value measurements of certain assets for the three and six months ended June 30, 2009 consisted of the following ($000’s):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable		Net Losses
	Assets	Inputs	Inputs		Three Months Ended	Six Months Ended
	(Level 1)	(Level 2)	(Level 3)	Total	June 30, 2009	June 30, 2009
Loans held for sale	$-	$13,748	$-	$13,748	$-	$11,587
Impaired loans	-	-	981,109	981,109	304,347	513,087
Other real estate owned	-	-	108,724	108,724	22,226	44,973
Total	$-	$13,748	$1,089,833	$1,103,581	$326,573	$569,647

Loans held for sale are recorded at lower of cost or market or fair value.  Loans held for sale that are carried at lower of cost or market are reported at fair value on a nonrecurring basis.  Such fair values are generally based on bids and are considered Level 2 fair values.

Adjustments for loans held for sale that are carried at lower of cost or market represent additional net write-downs during the period presented to record the loans at the lower of cost or fair value subsequent to their initial classification as loans held for sale.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

Losses on impaired loans represent net write-downs during the periods presented on impaired loans that were individually evaluated for impairment based on the estimated fair value of the collateral less estimated selling costs, excluding impaired loans fully charged off.

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

Losses on OREO represent the net write-downs during the periods presented where the carrying value of the foreclosed real estate exceeded the current fair value less estimated selling costs of the foreclosed real estate subsequent to their initial classification as foreclosed assets.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

Fair Value of Financial Instruments

Book values and estimated fair values for on and off-balance sheet financial instruments are presented in the following table.  Derivative financial instruments designated as hedging instruments are included in the book values and fair values presented for the related hedged items.  Derivative financial instruments designated as trading and other free standing derivatives are included in Trading assets.

Balance Sheet Financial Instruments ($ in millions)

	June 30, 2010		June 30, 2009
	Book Value	Fair Value	Book Value	Fair Value

Financial assets:
Cash and short term investments	$1,500.2	$1,500.2	$1,712.6	$1,712.6
Trading assets	298.6	298.6	261.1	261.1
Investment securities available for sale	6,858.5	6,858.5	5,595.0	5,595.0
Federal Reserve Bank stock and FHLB stock, at cost	379.3	379.3	386.0	386.0
Investment securities held to maturity	91.0	94.4	144.3	148.0
Net loans and leases	39,800.7	35,782.7	46,815.4	42,203.5
Interest receivable	155.7	155.7	180.2	180.2
Financial guarantees - credit protection purchased	-	-	-	-

Financial liabilities:
Deposits	$39,562.1	$39,823.8	$41,192.3	$41,584.0
Short-term borrowings	956.6	956.3	1,474.9	1,481.2
Long-term borrowings	5,604.6	5,492.9	9,297.5	8,662.3
Derivative liabilities	260.2	260.2	215.6	215.6
Interest payable	129.4	129.4	226.0	226.0
Financial guarantees - credit protection sold	1.4	1.4	-	-

Quoted market prices are utilized by the Corporation for determining fair value, where readily available. If quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  The calculated fair value estimates, therefore, cannot be substantiated by comparison to independent markets and, in many cases, could not be realized upon immediate settlement of the instrument.  The current reporting requirements exclude certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the entire Corporation.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

Net loans and leases
The fair value of loans and leases was derived from discounted cash flow analyses.  Loans and leases as of  June 30, 2010 were grouped into 1,816 pools based on similar characteristics such as maturity, payment type and payment frequency, rate type and underlying index, recent loan-to-value (LTV) measures and various types of credit indicators such as recent FICO scores and the Corporation’s internal loan rating system.  Credit spreads were derived from observable information wherever possible.  In cases where observable information was not available because of inactive markets or the change in the loan characteristics such as declining collateral values, certain adjustments were judgmentally made to estimate credit spreads consistent with the manner the Corporation believes market participants would assess the fair value of the loan pool.  The Corporation has estimated that increasing or decreasing the credit spreads by the equivalent of a 2 credit rating adjustment could affect the aggregate fair value of the loans and leases by approximately $0.8 billion or 1.8% of the net carrying value of total loans and leases at June 30, 2010.  The fair value of loans held for sale is based on the expected sales price.  At June 30, 2010, the fair value of net loans and leases is considered Level 2 and Level 3 in the fair value hierarchy.

Deposits
The fair value for demand deposits or any interest bearing deposits with no fixed maturity date is considered to approximate carrying value.  Time deposits with defined maturity dates are considered to have a fair value which approximates the book value if the maturity date was within three months of the measurement date.  The remaining time deposits are assigned fair values based on a discounted cash flow analysis using discount rates that approximate interest rates currently being offered on time deposits with comparable maturities.  At June 30, 2010, the fair value of deposits is considered Level 2 in the Fair Value Hierarchy.

Borrowings
Short-term borrowings are generally carried at cost that approximates fair value.  Long-term debt is valued using discounted cash flow analysis with discount curves developed using several methods.  Wherever possible, the Corporation uses pricing from industry accepted services or recently observed transactions in the Corporation’s long-term debt to develop the discounting curves.  The observed transactions are between unaffiliated parties where there has been sufficient transaction volume to conclude that the observed pricing is representative of the fair value of the long-term debt obligation.  In the absence of representative observed transactions, the Corporation develops discount curves based on current incremental borrowing rates for similar types of arrangements.  At June 30, 2010, the fair value of borrowings is considered Level 2 in the Fair Value Hierarchy.

Off-Balance Sheet Financial Instruments

Fair values of off-balance sheet financial instruments have been estimated based on the equivalent fees, net of expenses, that would be charged for similar contracts and customers ($ in millions):

	June 30,
	2010	2009
Loan commitments	$8.2	$14.2
Commercial letters of credit	0.3	0.5
Standby letters of credit	7.2	10.9

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

4.	Comprehensive Income

The following tables present the Corporation’s comprehensive income ($000’s):

	Three Months Ended June 30, 2010
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net loss before noncontrolling interests			$(148,193)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$88,991	$(32,967)	$56,024
Reclassification for securities transactions included in net income	(2,391)	890	(1,501)
Total unrealized gains (losses) on available for sale investment securities	$86,600	$(32,077)	$54,523

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$(11,513)	$4,288	$(7,225)
Reclassification adjustments for hedging activities included in net income	14,336	(5,339)	8,997
Total net gains (losses) on derivatives hedging variability of cash flows	$2,823	$(1,051)	$1,772

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(560)	158	(402)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(560)	$158	$(402)
Other comprehensive income, net of tax			55,893
Total comprehensive income (loss)			(92,300)
Less: Comprehensive income attributable to the noncontrolling interests			(368)
Comprehensive income (loss) attributable to Marshall & Ilsley Corporation			$(92,668)

	Three Months Ended June 30, 2009
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net loss before noncontrolling interests			$(208,483)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$26,536	$(9,307)	$17,229
Reclassification for securities transactions included in net income	(43,622)	15,268	(28,354)
Total unrealized gains (losses) on available for sale investment securities	$(17,086)	$5,961	$(11,125)

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$10,112	$(3,539)	$6,573
Reclassification adjustments for hedging activities included in net income	17,000	(5,950)	11,050
Total net gains (losses) on derivatives hedging variability of cash flows	$27,112	$(9,489)	$17,623

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(350)	68	(282)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(350)	$68	$(282)
Other comprehensive income (loss), net of tax			6,216
Total comprehensive income (loss)			(202,267)
Less: Comprehensive income attributable to the noncontrolling interests			(472)
Comprehensive income (loss) attributable to Marshall & Ilsley Corporation			$(202,739)

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

	Six Months Ended June 30, 2010
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net loss before noncontrolling interests			$(263,162)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$129,301	$(47,603)	$81,698
Reclassification for securities transactions included in net income	(2,391)	890	(1,501)
Total unrealized gains (losses) on available for sale investment securities	$126,910	$(46,713)	$80,197

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$(40,649)	$15,138	$(25,511)
Reclassification adjustments for hedging activities included in net income	31,225	(11,628)	19,597
Total net gains (losses) on derivatives hedging variability of cash flows	$(9,424)	$3,510	$(5,914)

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Effect due to remeasurement of benefit obligation	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(1,119)	320	(799)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(1,119)	$320	$(799)
Other comprehensive income, net of tax			73,484
Total comprehensive income (loss)			(189,678)
Less: Comprehensive income attributable to the noncontrolling interests			(757)
Comprehensive income (loss) attributable to Marshall & Ilsley Corporation			$(190,435)

	Six Months Ended June 30, 2009
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net loss before noncontrolling interests			$(300,130)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$138,802	$(48,735)	$90,067
Reclassification for securities transactions included in net income	(43,868)	15,354	(28,514)
Total unrealized gains (losses) on available for sale investment securities	$94,934	$(33,381)	$61,553

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$10,726	$(3,754)	$6,972
Reclassification adjustments for hedging activities included in net income	31,555	(11,044)	20,511
Total net gains (losses) on derivatives hedging variability of cash flows	$42,281	$(14,798)	$27,483

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(700)	226	(474)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(700)	$226	$(474)
Other comprehensive income (loss), net of tax			88,562
Total comprehensive income (loss)			(211,568)
Less: Comprehensive income attributable to the noncontrolling interests			(791)
Comprehensive income (loss) attributable to Marshall & Ilsley Corporation			$(212,359)

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

5.	Earnings Per Common Share

A reconciliation of the numerators and denominators of the basic and diluted per common share computations are as follows (dollars and shares in thousands, except per share data):

	Three Months Ended June 30, 2010
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount

Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(148,561)
Preferred stock dividends	(25,238)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(173,799)	524,325	$(0.33)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(148,561)
Preferred stock dividends	(25,238)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(173,799)	524,325	$(0.33)

	Three Months Ended June 30, 2009
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount

Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(208,955)
Preferred stock dividends	(25,013)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(233,968)	280,836	$(0.83)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(208,955)
Preferred stock dividends	(25,013)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(233,968)	280,836	$(0.83)

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

	Six Months Ended June 30, 2010
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount

Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(263,919)
Preferred stock dividends	(50,418)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(314,337)	524,206	$(0.60)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(263,919)
Preferred stock dividends	(50,418)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(314,337)	524,206	$(0.60)

	Six Months Ended June 30, 2009
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount

Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(300,921)
Preferred stock dividends	(49,972)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(350,893)	272,735	$(1.29)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(300,921)
Preferred stock dividends	(49,972)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(350,893)	272,735	$(1.29)

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

The table below presents the outstanding options to purchase shares of common stock not included in the computation of diluted earnings per common share because the exercise price  was greater than the average market price of the common shares for the three and six month periods ended June 30, 2010 and 2009 (anti-dilutive options).  As a result of the Corporation’s reported net loss for the three and six months ended June 30, 2010 and 2009, all stock options outstanding were excluded from the computation of diluted earnings per common share (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Shares Subject to Options	31,802	32,570	31,802	32,570

Price Range	$4.76 - $36.82	$4.76 - $36.82	$4.76 - $36.82	$4.76 - $36.82

An outstanding warrant to purchase 13,815,789 shares of the Corporation’s common stock issued in connection with the Corporation’s participation in the U.S. Treasury Department’s Capital Purchase Program was not included in the computation of diluted earnings per common share for the three and six month ended June 30, 2010 and 2009, because of the reported net loss in the respective periods.  In addition, the $18.62 per share exercise price of the warrant was greater than the average market price of the common shares for the three and six months ended June 30, 2010 and 2009.

6.	Business Combinations

The following acquisition, which is not considered to be a material business combination, was completed during 2009:

On May 29, 2009, the Corporation acquired the investment team and managed accounts of Delta Asset Management (“Delta”), an institutional large-cap core equity money manager based in Los Angeles, California.  Delta, an operating division of Berkeley Capital Management LLC, had approximately $1.2 billion in assets under management as of April 30, 2009.  Total consideration in this transaction amounted to $5.1 million, consisting of 775,166 shares of the Corporation’s common stock valued at $6.52 per common share.  This is considered a non-cash transaction for the purposes of the Consolidated Statement of Cash Flows.  Goodwill amounted to $3.8 million.  The estimated identifiable intangible assets to be amortized (customer relationships and non-compete agreement) amounted to $1.2 million.  The goodwill and intangibles resulting from this acquisition are deductible for tax purposes.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

7.	Investment Securities

The amortized cost, fair value and unrealized gains and losses of selected investment securities, by major security type, held by the Corporation were as follows ($000's):

	June 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury	$2,275	$20	$-	$2,295
U.S. Government agencies	5,433,477	140,027	1,343	5,572,161
States and political subdivisions	790,350	26,802	9,658	807,494
Residential mortgage backed securities	184,190	4,951	326	188,815
Asset backed securities	207,332	7	54,651	152,688
Equity	8	-	-	8
Private Equity investments	70,994	52	64	70,982
Affordable Housing Partnerships	64,101	-	-	64,101
Total	$6,752,727	$171,859	$66,042	$6,858,544

Federal Reserve Bank stock and FHLB stock
Federal Reserve Bank stock	$170,424	$-	$-	$170,424
FHLB stock	208,837	-	-	208,837
Total	$379,261	$-	$-	$379,261

Held to maturity:
States and political subdivisions	$75,614	$3,187	$262	$78,539
Corporate notes	10,000	286	-	10,286
Foreign	5,413	125	7	5,531
Total	$91,027	$3,598	$269	$94,356

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury	$7,335	$47	$3	$7,379
U.S. Government agencies	5,291,115	53,272	31,852	5,312,535
States and political subdivisions	831,248	23,557	10,803	844,002
Residential mortgage backed securities	221,819	2,041	3,250	220,610
Corporate notes	10,000	-	-	10,000
Asset backed securities	208,330	8	54,118	154,220
Equity	115	20	-	135
Private Equity investments	68,494	52	64	68,482
Affordable Housing Partnerships	56,538	-	-	56,538
Foreign	4,410	-	-	4,410
Total	$6,699,404	$78,997	$100,090	$6,678,311

Federal Reserve Bank stock and FHLB stock
Federal Reserve Bank stock	$186,375	$-	$-	$186,375
FHLB stock	208,906	-	-	208,906
Total	$395,281	$-	$-	$395,281

Held to maturity:
States and political subdivisions	$102,566	$3,613	$217	$105,962
Foreign	1,000	-	-	1,000
Total	$103,566	$3,613	$217	$106,962

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

	June 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury	$2,301	$12	$-	$2,313
U.S. Government agencies	3,935,211	79,199	24,570	3,989,840
States and political subdivisions	887,211	16,467	9,705	893,973
Residential mortgage backed securities	265,691	689	8,492	257,888

Corporate notes	153,537	1,411	9	154,939
Cash flow hedge - corporate notes	571	-	-	571
Total Corporate notes	154,108	1,411	9	155,510

Asset backed securities	210,225	-	48,108	162,117
Equity	115	-	9	106
Private Equity investments	70,529	52	64	70,517
Affordable Housing Partnerships	54,002	-	-	54,002
Foreign	3,756	-	-	3,756
Other	4,386	559	-	4,945
Total	$5,587,535	$98,389	$90,957	$5,594,967

Federal Reserve Bank stock and FHLB stock
Federal Reserve Bank stock	$177,125	$-	$-	$177,125
FHLB stock	208,911	-	-	208,911
Total	$386,036	$-	$-	$386,036

Held to maturity:
States and political subdivisions	$143,282	$3,926	$179	$147,029
Foreign	1,000	-	-	1,000
Total	$144,282	$3,926	$179	$148,029

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

The following tables provide the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position ($000’s):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010
U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. Government agencies	274,549	465	328,371	878	602,920	1,343
States and political subdivisions	40,839	3,906	72,887	6,014	113,726	9,920
Residential mortgage backed securities	10,344	13	22,945	313	33,289	326
Corporate notes	-	-	-	-	-	-
Asset backed securities	-	-	151,792	54,651	151,792	54,651
Equity	-	-	-	-	-	-
Private Equity investments	-	-	-	64	-	64
Affordable Housing Partnerships	-	-	-	-	-	-
Foreign	1,444	6	398	1	1,842	7
Total	$327,176	$4,390	$576,393	$61,921	$903,569	$66,311

December 31, 2009
U.S. Treasury	$747	$3	$-	$-	$747	$3
U.S. Government agencies	1,761,701	23,839	1,015,790	8,013	2,777,491	31,852
States and political subdivisions	40,517	6,730	101,432	4,290	141,949	11,020
Residential mortgage backed securities	55,009	2,116	48,270	1,134	103,279	3,250
Corporate notes	-	-	-	-	-	-
Asset backed securities	-	-	153,154	54,118	153,154	54,118
Equity	-	-	-	-	-	-
Private Equity investments	-	-	-	64	-	64
Affordable Housing Partnerships	-	-	-	-	-	-
Foreign	825	-	400	-	1,225	-
Other	-	-	-	-	-	-
Total	$1,858,799	$32,688	$1,319,046	$67,619	$3,177,845	$100,307

June 30, 2009
U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. Government agencies	162,124	1,363	1,152,943	23,207	1,315,067	24,570
States and political subdivisions	41,476	1,099	196,306	8,785	237,782	9,884
Residential mortgage backed securities	108,922	4,711	63,078	3,781	172,000	8,492
Corporate notes	12,942	9	-	-	12,942	9
Asset backed securities	-	-	160,815	48,108	160,815	48,108
Equity	106	9	-	-	106	9
Private Equity investments	-	-	-	64	-	64
Affordable Housing Partnerships	-	-	-	-	-	-
Foreign	1,975	-	400	-	2,375	-
Total	$327,545	$7,191	$1,573,542	$83,945	$1,901,087	$91,136

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

Other-Than-Temporary-Impairment (OTTI)

Impairment occurs when the fair value of a security is less than its historical cost.  These declines are recorded as either temporary impairment or other than temporary impairment (“OTTI”).  Impairments on investment securities are reviewed quarterly to determine if they are other than temporary.  Impairment is considered to be other than temporary if the present value of cash flows expected to be collected on the investment security discounted at the security’s implicit interest rate at acquisition is less than the investment security’s amortized cost.  In addition, impairment is considered to be other than temporary if the Corporation intends to sell an investment security or it is more likely than not that the Corporation will be required to sell the investment security before the recovery of its amortized cost basis.  All other impairments are considered temporary.

The investment securities reported in the June 30, 2010 table above were temporarily impaired. This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on June 30, 2010.  The Corporation determined that the temporary impairment in the investment securities at June 30, 2010 was not from a decline in value due to a credit event that would result in OTTI.  At June 30, 2010, the Corporation does not intend to sell these temporarily impaired investment securities until a recovery of recorded investment, which may be at maturity.  In addition, the Corporation concluded that it is more likely than not that it will not have to sell the investment securities prior to recovery of the recorded investment.

The most severe impairment was recognized in the Corporation’s investments in asset backed securities, which consist primarily of senior tranche collateralized debt obligations (“CDOs”) that are secured by pools of trust-preferred securities issued by financial institutions or insurance companies.  To assess the CDOs for potential OTTI, the Corporation estimated the expected cash flows for each security in this portfolio.  The analysis was completed by evaluating the credit quality of the underlying collateral and the cash flow structure.  At June 30, 2010, the estimated cash flow analysis for each security indicated that contractual principal and interest was fully collectible by maturity.

The credit review included analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using the most recently available financial and regulatory information for each underlying collateral issuer.  The credit review also incorporated historical industry default data and current/near term operating conditions.  Using the results of this analysis, the Corporation estimated appropriate default and recovery probabilities for each piece of collateral.  No recoveries were assumed on issuers who were deferring interest or currently in default.

There are various tranches or investment classes issued within each CDO.  The most senior tranches generally have the lowest yield but the most protection from credit losses compared to other tranches that are subordinate to the most senior tranches.  The Corporation holds only the two most senior tranches of the CDO issuances.  Because of that seniority, the Corporation’s investments receive credit support from the subordinated tranches.  At June 30, 2010, the Corporation estimated that the percentage of the currently performing collateral that would be required to default to cause the Corporation’s tranches to not receive all of its contractual cash flows (principal and interest) ranged from 22% to 48%.  Based on that analysis, the Corporation concluded that there was excess protection to absorb the expected credit losses from both current and projected defaults and there was no OTTI.  In addition, the Corporation concluded that the lengthening of the expected time for principal repayment combined with the illiquid market for trust preferred securities resulted in market expectations of higher yields for similar instruments which explained the entire decline in the fair value of the securities compared with their book values.

Other classes of investments with impairment at June 30, 2010 included US Government Agency Securities and Obligations of states and political subdivisions.  US Government Agency Securities consist of mortgage-backed securities issued by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Federal Home Loan Bank (FHLB) and Government National Mortgage Association (GNMA).  This portfolio consists of securities with both fixed and floating rate interest rates, average lives of 3-5 years and contractual cash flows guaranteed by the U.S. government or agencies of the U.S. government.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

Obligations of states and political subdivisions are bank qualified fixed rate securities with original maturities of ten to twenty years.  The securities primarily consist of general obligation bonds with some essential service revenue bonds.  The majority of these securities have credit ratings of investment grade or better.  Management performs ongoing credit quality reviews on these securities and at June 30, 2010, determined there were no credit losses.

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2010 ($000’s):

	Investment Securities		Investment Securities
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$322,435	$328,675	$15,212	$15,373
From one through five years	3,440,260	3,533,287	32,089	33,429
From five through ten years	2,316,473	2,378,955	43,726	45,554
After ten years	673,559	617,627	-	-
	$6,752,727	$6,858,544	$91,027	$94,356

Federal Reserve Bank stock and FHLB stock have no contractual maturities.

The gross investment securities gains and losses, including Wealth Management transactions, amounted to $7,419 and $3,588 for the six months ended June 30, 2010, respectively and $85,448 and $2,500 for the six months ended June 30, 2009, respectively.  See the Consolidated Statements of Cash Flows for the proceeds from the sale of investment securities.

At June 30, 2010, December 31, 2009 and June 30, 2009, securities with a value of approximately $1,686,155, $1,530,764, and $1,951,088 respectively, were pledged to secure public deposits, short-term borrowings, interest rate swaps and for other purposes required by law.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

8.	Loans and Leases

The Corporation’s loan and lease portfolio consisted of the following ($000’s):

	June 30,	December 31,	June 30,
Loans held for sale	2010	2009	2009
Commercial, financial and agricultural	$43,594	$1,633	$160
Real estate
Commercial mortgage	25,400	11,031	13,101
Construction and development	55,008	57,333	73,772
Residential mortgage	41,390	48,105	259,628
Home equity loans and lines of credit	51,309	29,224	25,886
Total real estate	173,107	145,693	372,387

Personal	12,406	66,833	50,663
Total loans held for sale	$229,107	$214,159	$423,210

Portfolio loans and leases
Commercial, financial and agricultural	$11,757,883	$12,473,995	$14,282,668
Real estate
Commercial mortgage	13,285,074	13,634,894	13,925,217
Construction and development	4,363,491	5,481,547	6,755,521
Residential mortgage	4,583,602	4,920,765	5,205,014
Home equity loans and lines of credit	4,436,045	4,685,370	4,885,427
Total real estate	26,668,212	28,722,576	30,771,179

Personal	2,107,880	2,191,449	2,017,615
Lease Financing	554,404	615,447	688,472
Total portfolio loans and leases	$41,088,379	$44,003,467	$47,759,934

Total loans and leases	$41,317,486	$44,217,626	$48,183,144

Loans and leases are presented net of unearned income and unamortized deferred fees, which amounted to $92,582, $111,924 and $119,354 at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

Included in the loans held for sale category are nonaccrual loans which amounted to $78,770, $57,670, and $194,489 at June 30, 2010, December 31, 2009, and June 30, 2009, respectively.  Also included in loans held for sale are troubled debt restructured loans, which the Corporation refers to as accruing renegotiated loans, which amounted to $37,164 and $15 at June 30, 2010, and December 31, 2009, respectively.  There were no accruing renegotiated loans held for sale at June 30, 2009.

For the six months ended June 30, 2010 and 2009, loans transferred to OREO, net of initial write-downs, amounted to $237,659 and $199,540, respectively.  These amounts are considered non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

9.	Allowance for Loan and Lease Losses

An analysis of the allowance for loan and lease losses follows ($000's):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$1,515,154	$1,352,117	$1,480,470	$1,202,167
Provision for loan and lease losses	439,899	618,992	898,011	1,096,916
Charge-offs	(455,776)	(613,115)	(892,235)	(953,338)
Recoveries	17,503	9,788	30,534	22,037
Balance at end of period	$1,516,780	$1,367,782	$1,516,780	$1,367,782

As of June 30, 2010, December 31, 2009 and June 30, 2009, nonaccrual loans and leases totaled $1,801,374, $2,044,751 and $2,416,148 and accruing renegotiated loans totaled $714,574, $793,459 and $818,538, respectively.

For purposes of impairment testing, nonaccrual loans greater than $1.0 million dollars, renegotiated commercial loans greater than $250,000 and all consumer-related renegotiated loans were individually assessed for impairment.  Consumer-related renegotiated loans are evaluated at the present value of expected future cash flows discounted at the loan’s effective interest rate.  Nonaccrual loans below the threshold were collectively evaluated as homogeneous pools.  The required valuation allowance is included in the allowance for loan and lease losses in the Consolidated Balance Sheets.

The Corporation’s recorded investment in impaired loans and leases and the related valuation allowance are as follows ($000’s):

	June 30, 2010		June 30, 2009
	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance
Total nonaccrual and renegotiated loans and leases	$2,515,948		$3,234,686
Less: impaired loans held for sale	(115,934)		(194,489)
Total impaired loans and leases	$2,400,014		$3,040,197
Loans and leases excluded from individual evaluation	(580,411)		(703,833)
Impaired loans evaluated	$1,819,603		$2,336,364

Valuation allowance required	$1,369,482	$366,668	$1,462,467	$324,633
No valuation allowance required	450,121	-	873,897	-
Impaired loans evaluated	$1,819,603	$366,668	$2,336,364	$324,633

The average recorded investment in total impaired loans and leases for the quarters ended June 30, 2010 and 2009 amounted to $2,660,742 and $3,139,492, respectively. For the six months ended June 30, 2010 and 2009, the average recorded investment in total impaired loans and leases amounted to $2,709,727 and $2,705,435 respectively.

The amount of cumulative net charge-offs recorded on the Corporation’s impaired loans outstanding at June 30, 2010 was approximately $740,046.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

10.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the six months ended June 30, 2010 were as follows ($000’s):

	Commercial	Community	Wealth
	Banking	Banking	Management	Others	Total
Gross amount of goodwill	$1,250,595	$609,510	$163,779	$120,777	$2,144,661
Accumulated impairment losses	(925,634)	(609,510)	-	-	(1,535,144)
Goodwill balance as of December 31, 2009	324,961	-	163,779	120,777	609,517
Activity	-	-	-	-	-
Goodwill balance as of June 30, 2010	$324,961	$-	$163,779	$120,777	$609,517

The changes in the carrying amount of goodwill for the six months ended June 30, 2009 were as follows ($000’s):

	Commercial Banking	Community Banking	Wealth Management	Others	Total
Gross amount of goodwill	$1,252,880	$609,510	$157,121	$120,777	$2,140,288
Accumulated impairment losses	(925,634)	(609,510)	-	-	(1,535,144)
Goodwill balance as of December 31, 2008	327,246	-	157,121	120,777	605,144
Goodwill acquired during the period	-	-	3,770	-	3,770
Purchase accounting adjustments	-	-	2,814	-	2,814
Goodwill balance as of June 30, 2009	$327,246	$-	$163,705	$120,777	$611,728

Goodwill acquired includes initial goodwill of $3.8 million for the acquisition of Delta. Purchase accounting adjustments for Wealth Management represent adjustments made to the initial estimates of fair value associated with the acquisition of Taplin, Canida & Habacht.

At June 30, 2010, the Corporation’s other intangible assets consisted of the following ($000’s):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Core deposit intangible	$216,177	$(120,663)	$95,514
Trust customers	29,315	(8,702)	20,613
Tradename	3,975	(1,280)	2,695
Other intangibles	6,350	(1,708)	4,642
	$255,817	$(132,353)	$123,464
Mortgage loan servicing rights			$1,337

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

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

Amortization expense of other intangible assets for the three months ended June 30, 2010 and 2009 amounted to $4.8 million and $5.6 million, respectively.  For the six months ended June 30, 2010 and 2009, amortization expense of other intangible assets amounted to $9.8 million and $11.1 million, respectively.

Amortization of mortgage loan servicing rights amounted to $0.2 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, amortization of mortgage loan servicing rights amounted to $0.4 million and $0.5 million, respectively.

The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five fiscal years are ($000’s):

2011	$18,782
2012	16,226
2013	13,899
2014	11,986
2015	11,579

Mortgage loan servicing rights are subject to the prepayment risk inherent in the underlying loans that are being serviced.  The actual remaining life could be significantly different due to actual prepayment experience in future periods.

Goodwill Impairment Tests

The Intangibles – Goodwill and Other Topic of the Codification provides guidance for impairment testing of goodwill and intangible assets that are not amortized.  Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The Corporation has elected to perform the annual test for goodwill impairment as of June 30th of each year.  Other than goodwill, the Corporation did not have any other intangible assets with indefinite lives at June 30, 2010.

As a result of applying the first step of goodwill impairment testing to determine if potential goodwill impairment existed at June 30, 2010, the Commercial Banking segment, Trust, Private Banking, and Brokerage, the three Reporting Units that comprise the Wealth Management segment, and the Capital Markets reporting unit “passed” (fair value exceeded the carrying amount) the first step of the goodwill impairment test.  The National Consumer Banking reporting unit “failed” (the carrying amount exceeded the fair value) the first step of the goodwill impairment test at June 30, 2010 and is being subjected to the second step of the goodwill impairment test.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

The Corporation is in the process of completing the second step of the process in order to determine if there is any goodwill impairment for the National Consumer Banking reporting unit that failed step one of the goodwill impairment test.

The implied fair value of a reporting unit’s goodwill will generally increase if the fair value of its loans and leases are less than the carrying value of the reporting unit’s loans and leases.  The fair value of loans and leases was derived from discounted cash flow analysis as described in Note 3 – Fair Value Measurements in Notes to Financial Statements.

The Corporation believes that the allocation of the fair values to the assets and liabilities assigned to the National Consumer Banking reporting unit will be less than its reported carrying values and does not expect that it will be required to recognize any goodwill impairment upon completion of the second step of the goodwill impairment test. See Fair Value Measurements within Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion about goodwill impairment tests.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

11.	Deposits

The Corporation's deposit liabilities consisted of the following ($000's):

	June 30,	December 31,	June 30,
	2010	2009	2009
Noninterest bearing demand	$7,489,355	$7,832,752	$7,847,624
Interest bearing:
Savings and NOW	5,613,271	6,938,091	4,893,674
Money Market	13,348,352	11,314,909	9,978,638
CD's $100,000 and over:
CD's $100,000 and over	7,940,164	9,702,183	12,323,896
Cash flow hedge - Institutional CDs	-	13,427	18,442
Total CD's $100,000 and over	7,940,164	9,715,610	12,342,338
Other time	4,971,858	5,589,900	5,737,826
Foreign	199,053	246,263	392,245
Total interest bearing	32,072,698	33,804,773	33,344,721
Total deposits	$39,562,053	$41,637,525	$41,192,345

FDIC’s Temporary Liquidity Guarantee Program

On December 5, 2008, the Corporation announced that it and its eligible affiliates would be participating in a component of the FDIC’s Temporary Liquidity Guarantee Program – the Transaction Account Guarantee Program (the “TAGP”).

Under the TAGP, which has been extended until December 31, 2010, all noninterest-bearing transaction accounts (which the TAGP defines as including all noninterest-bearing personal and business checking accounts, NOW accounts earning no more than 0.5 percent interest, and Interest on Lawyer Trust Accounts) held at M&I’s affiliate banks are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit rules.

Due to the stressed economic conditions that existed in 2008 and 2009, the Corporation believes that its participation in the TAGP was warranted and that such participation had a positive affect on its deposit growth in 2009.  The Corporation has determined that its participation in the program and the additional cost of participating in the program is no longer warranted. On April 30, 2010, the Corporation elected to opt out of the TAGP program extension. As anticipated, certain NOW deposits and certain noninterest bearing demand deposits migrated to other deposit accounts, investment products or into products offered by other entities during the second quarter of 2010.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, beginning December 31, 2010 (the scheduled termination date for the TAGP) and continuing through January 1, 2013, all funds held in noninterest-bearing transaction accounts will be fully guaranteed by the FDIC for the full amount of the account.  However, this unlimited insurance coverage will not extend to Interest on Lawyer Trust Accounts or minimal interest-bearing NOW accounts, which are currently covered under TAGP.

In addition to the continuation of insurance coverage for noninterest-bearing transaction accounts, the Dodd-Frank Act permanently increased the standard maximum FDIC deposit insurance amount to $250,000.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

12.	Derivative Financial Instruments and Hedging Activities

The following is an update of the Corporation’s use of derivative financial instruments and its hedging activities as described in its Annual Report on Form 10-K for the year ended December 31, 2009.

Although not significant to the three and six months ended June 30, 2010, during the second quarter of 2010 the Corporation began originating residential mortgage loans for sale to the secondary market on a mandatory basis. In conjunction with these activities, the Corporation elected to account for the loans held for sale on a mandatory basis at fair value and economically hedge the change in fair value of both the loan commitments and funded loans held for sale on a mandatory basis with To Be Announced (“TBA”) forward contracts on agency securities. The economic hedges are not intended to qualify for the special hedge accounting prescribed by the Derivative and Hedging Topic of the Codification.

Interest rate risk, the exposure of the Corporation’s net interest income and net fair value of its assets and liabilities to adverse movements in interest rates, is a significant market risk exposure that can have a material effect on the Corporation’s financial condition, results of operations and cash flows.  The Corporation has established policies that neither earnings nor fair value at risk should exceed established guidelines. These risks are assessed by modeling the impact of changes in interest rates that may adversely impact expected future earnings and fair values.

The Corporation has strategies designed to confine these risks within established limits and identify appropriate risk / reward trade-offs in the financial structure of its balance sheet.  These strategies include the use of derivative financial instruments to help achieve the desired balance sheet repricing structure while meeting the desired objectives of its customers.

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

In accordance with the Corporation’s accounting policy, derivative fair values are presented on a gross basis.

The Dodd-Frank Act contains a number of significant requirements and restrictions relating to derivative financial instruments and hedging activities by financial institutions and other companies.  While many of the details of these requirements and restrictions are uncertain pending rules required to be promulgated under the Dodd-Frank Act, the Corporation believes its derivative and hedging activities are in compliance with the provisions of the  Dodd-Frank Act as they currently appear.

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

Trading and other free standing derivatives are used primarily to focus on providing derivative products to customers, which enable them to manage their exposures to interest rate risk.  The Corporation’s market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts.  The offsetting derivative contracts generally have nearly identical notional values, terms and indices.  The Corporation used interest rate futures to economically hedge exposure to interest rate risk arising from the interest rate swap (designated as trading) entered into in conjunction with its auto securitization activities.  There were no auto securitization activities during the six months ended June 30, 2010.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

The Corporation originates certain residential real estate loans that are intended to be sold to the secondary market. In conjunction with these activities, the Corporation enters into commitments to originate residential real estate loans whereby the interest rate of the loan is determined prior to funding (“interest rate lock”) which are considered freestanding derivatives.  Interest rate locks and funded held for sale residential mortgage loans are subject to interest rate risk between the date of the interest rate lock and the date loans are sold to the secondary market.  To economically hedge interest rate risk, the Corporation enters into TBA forward contracts on agency securities. The interest rate locks, funded mortgage loans held for sale and TBA forward contracts are carried at fair value with changes in fair value included in gain on sale of mortgage loans which is reported in Other income in the Consolidated Statements of Income.  The fair value of interest rate locks, funded mortgage loans held for sale and TBA forward contracts are based on current secondary market prices for underlying loans with similar interest rates, maturities and credit quality.  The fair value of interest rate locks are subject to the anticipated probability that the loans will fund within the terms of the loan commitments.

Visa

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

On June 1, 2010, Visa announced that it had deposited an additional $500 million into the litigation escrow account previously established under its retrospective responsibility plan. Despite the funding, Visa did not disclose any updates about the litigation matters that would change the Corporation’s estimate of the fair value of the litigation settlement amount. As a result of the deposit, the conversion ratio of Visa Class B common stock to Visa Class A common stock was revised to 0.5550 and the Corporation made a $2.0 million payment to the counterparty in the second quarter of 2010.  There has been no further activity since that payment was made.

Financial Guarantees
The Corporation is both a purchaser and seller of credit protection in the financial guarantees market.  The Corporation primarily uses financial guarantees to mitigate credit risk associated with the derivative receivables associated with loan participations (bought and sold).

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

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

Upon a credit event, the protection seller would typically pay out only a percentage of the full notional amount of net protection sold, as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement.  The Corporation does not use notional as the primary measure of risk management for credit derivatives because notional does not take into account the probability of occurrence of a credit event, recovery value of the reference obligation, or related cash instruments and economic hedges.

At June 30, 2010, the maximum potential amount of future payments (undiscounted) that the Corporation, as a protection seller, could be required to make under the credit protection derivative amounted to $8.1 million, of which $2.2 million matures within one year and $5.9 million matures in one to five years.  The fair value of the credit protection derivative amounted to a negative $1.4 million at June 30, 2010 and is included in the Accrued Expenses and Other Liabilities category of the Corporation’s Consolidated Balance Sheets.

At June 30, 2010, the maximum potential amount of future receivables that the Corporation, as a protection purchaser, may be eligible to receive under the credit protection derivative amounted to $3.4 million, of which, $2.3 million matures in one to five years and $1.1 million matures in five to ten years.  At June 30, 2010, the fair value of the credit protection derivative was immaterial.

The following tables summarize the balance sheet category and fair values of trading instruments and other free standing derivatives not designated as hedging instruments:

	Notional		Fair
	Amount		Value
June 30, 2010	($ in millions)	Balance Sheet Category	($ in millions)
Assets:
Interest rate contracts - swaps	$4,259.6	Trading assets	$274.7
Interest rate contracts - purchased interest rate caps	153.2	Trading assets	1.1
Interest rate lock commitments	15.7	Trading assets	0.4
TBA forward contracts - agency securities	2.0	Trading assets	0.0
Equity derivative contracts - equity indexed CDs	94.6	Trading assets	5.5
Total assets			281.7

Liabilities:
Interest rate contracts - swaps	$4,356.9	Accrued expenses and other liabilities	$244.0
Interest rate contracts - sold interest rate caps	138.2	Accrued expenses and other liabilities	1.0
TBA forward contracts - agency securities	14.0	Accrued expenses and other liabilities	0.2
Equity derivative contracts - equity indexed CDs	93.8	Accrued expenses and other liabilities	5.4
Equity derivative contracts - Visa	1.0	Accrued expenses and other liabilities	9.6
Total liabilities			$260.2
Net positive fair value impact			$21.5

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

	Notional		Fair
	Amount		Value
June 30, 2009	($ in millions)	Balance Sheet Category	($ in millions)
Assets:
Interest rate contracts - swaps	$4,978.5	Trading assets	$237.3
Interest rate contracts - purchased interest rate caps	133.2	Trading assets	1.2
Equity derivative contracts - equity indexed CDs	66.1	Trading assets	4.0
Equity derivative contracts - warrants	0.1	Trading assets	0.1
Total assets			242.6

Liabilities:
Interest rate contracts - swaps	$4,844.2	Accrued expenses and other liabilities	$196.0
Interest rate contracts - sold interest rate caps	152.1	Accrued expenses and other liabilities	1.0
Interest rate contracts - interest rate futures	1,205.0	Accrued expenses and other liabilities	(0.1)
Equity derivative contracts - equity indexed CDs	65.9	Accrued expenses and other liabilities	4.0
Equity derivative contracts - Visa	1.0	Accrued expenses and other liabilities	14.7
Total liabilities			$215.6
Net positive fair value impact			$27.0

The following tables summarize the income statement categories of the gain or (loss) recognized in income on trading instruments and other free standing derivatives not designated as hedging instruments:

		Amount of Gain or (Loss) Recognized in Income on Derivative
		($ in millions)
	Category of Gain or	Three Months Ended		Six Months Ended
	(Loss) Recognized in	June 30,		June 30,
	Income on Derivative	2010	2009	2010	2009
Interest rate contracts:
Interest rate swaps	Other income - Other	$2.1	$0.4	$2.9	$3.6
Purchased interest rate caps	Other income - Other	(0.2)	0.2	(0.3)	1.2
Sold interest rate caps	Other income - Other	0.2	-	0.3	(1.0)
Interest rate futures	Other income - Other	-	(0.2)	-	(0.7)
Interest rate lock commitments	Other income - Gain on sale of mortgage loans	0.4	-	0.4	-
TBA forward contracts - agency securities	Other income - Gain on sale of mortgage loans	(0.2)	-	(0.2)	-

Equity contracts:
Equity-indexed CDs	Other income - Other	0.0	-	0.0	-
Visa	Other income - Other	-	(14.7)	-	(14.7)

Fair Value Hedges and Cash Flow Hedges

The Corporation uses various derivative instruments that qualify as hedging relationships under the Derivatives and Hedging Topic of the Codification.  These instruments are designated as either fair value hedges or cash flow hedges.  The Corporation recognizes these derivative instruments as either assets or liabilities at fair value in the consolidated statement of financial position.

The Corporation employs certain over-the-counter interest rate swaps that are designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage its interest rate risk.  These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2.  See Note 3 – Fair Value Measurements in Notes to Financial Statements for additional information.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

The following tables summarize the balance sheet category and fair values of derivatives designated as hedging instruments:

						Weighted
			Notional		Fair	Average
			Amount		Value	Remaining
June 30, 2010	Derivative Type	Hedged Item	($ in millions)	Balance Sheet Category	($ in millions)	Term (Years)
Liabilities
Interest rate contracts:
Receive fixed rate swaps	Fair Value	Institutional CDs	$25.0	Deposits	$(1.1)	25.9
Receive fixed rate swaps	Fair Value	Brokered bullet CD's	204.9	Deposits	(13.4)	3.0
Receive fixed rate swaps	Fair Value	Callable CDs	4,423.7	Deposits	(68.2)	14.6
Pay fixed rate swaps	Cash Flow	Security repurchase agreement	250.0	Short-term borrowings	10.1	0.9
Pay fixed rate swaps	Cash Flow	FHLB advances	800.0	Long-term borrowings	65.9	2.0
Receive fixed rate swaps	Fair Value	FHLB advances	280.0	Long-term borrowings	(9.1)	2.1
Pay fixed rate swaps	Cash Flow	Floating rate bank notes	73.8	Long-term borrowings	3.2	0.9
Receive fixed rate swaps	Fair Value	Fixed rate bank notes	577.5	Long-term borrowings	(21.6)	4.9
Receive fixed rate swaps	Fair Value	Medium term notes	6.5	Long-term borrowings	(0.1)	17.7
Total liabilities					$(34.3)
Net positive fair value impact					$34.3
						Weighted
			Notional		Fair	Average
			Amount		Value	Remaining
June 30, 2009	Derivative Type	Hedged Item	($ in millions)	Balance Sheet Category	($ in millions)	Term (Years)
Assets
Interest rate contracts:
Receive fixed rate swaps	Cash Flow	Corporate notes - AFS	$57.4	Investment securities	$0.6	1.1
Total assets					$0.6

Liabilities
Interest rate contracts:
Pay fixed rate swaps	Cash Flow	Institutional CDs	$300.0	Deposits	$18.4	1.6
Receive fixed rate swaps	Fair Value	Brokered bullet CD's	209.3	Deposits	(8.2)	3.9
Receive fixed rate swaps	Fair Value	Callable CDs	6,019.4	Deposits	180.5	13.8
Receive fixed rate swaps	Fair Value	Institutional CDs	25.0	Deposits	(2.3)	26.9
Pay fixed rate swaps	Cash Flow	FHLB advances	1,340.0	Long-term borrowings	72.2	2.6
Pay fixed rate swaps	Cash Flow	Floating rate bank notes	416.4	Long-term borrowings	24.8	1.8
Receive fixed rate swaps	Fair Value	Fixed rate bank notes	648.2	Long-term borrowings	(23.7)	5.8
Receive fixed rate swaps	Fair Value	Medium term notes	6.6	Long-term borrowings	-	18.7
Total liabilities					$261.7
Net negative fair value impact					$(261.1)

The effect of fair value hedges on the Consolidated Statements of Income for the three months ended June 30, 2010 and 2009 was as follows ($ in millions):

	Category of Gain (Loss)			Category of Gain (Loss)
	Recognized in Income	Amount of Gain (Loss) Recognized in		Recognized in Income	Amount of Gain (Loss) Recognized in
Interest rate contracts	on Derivative	Income on Derivative (a) ($ in millions)		on Hedged Item	Income on Hedged Item ($ in millions)
		Three Months Ended June 30,			Three Months Ended June 30,
		2010	2009		2010	2009
	Interest expense:			Interest expense:
	Deposits:			Deposits:
Receive fixed rate swaps	Institutional CDs	$0.3	$0.1	Institutional CDs	$0.1	$0.2
Receive fixed rate swaps	Callable CDs	125.9	(118.3)	Callable CDs	(72.7)	177.5
Receive fixed rate swaps	Brokered Bullet CDs	4.8	(3.5)	Brokered Bullet CDs	(3.0)	5.2
	Long-term borrowings:			Long-term borrowings:
Receive fixed rate swaps	Fixed rate bank notes	3.4	(16.7)	Fixed rate bank notes	(2.0)	19.7
Receive fixed rate swaps	FHLB advances	20.5	-	FHLB advances	(15.6)	-
Receive fixed rate swaps	Medium term notes	0.2	-	Medium term notes	(0.2)	-
	Other	-	-	Other (b)	0.2	0.1
	Total	$155.1	$(138.4)	Total	$(93.2)	$202.7

(a)	Included in the amount of gain or (loss) recognized in income on derivative is net derivative interest income, which totaled $60.9 million and $64.3 million at June 30, 2010 and 2009, respectively.

(b)	Represents amortization related to termination of swaps.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

The effect of fair value hedges on the Consolidated Statements of Income for the six months ended June 30, 2010 and 2009 was as follows ($ in millions):

	Category of Gain (Loss)			Category of Gain (Loss)
	Recognized in Income	Amount of Gain (Loss) Recognized in		Recognized in Income	Amount of Gain (Loss) Recognized in
Interest rate contracts	on Derivative	Income on Derivative (a) ($ in millions)		on Hedged Item	Income on Hedged Item ($ in millions)
		Six Months Ended June 30,			Six Months Ended June 30,
		2010	2009		2010	2009
	Interest expense:			Interest expense:
	Deposits:			Deposits:
Receive fixed rate swaps	Institutional CDs	$0.7	$0.5	Institutional CDs	$0.1	$0.1
Receive fixed rate swaps	Callable CDs	246.2	(158.4)	Callable CDs	(133.7)	280.9
Receive fixed rate swaps	Brokered bullet CDs	8.2	(3.0)	Brokered bullet CDs	(4.7)	6.3
	Long-term borrowings:			Long-term borrowings:
Receive fixed rate swaps	FHLB advances	7.9	-	FHLB advances	(4.9)	-
Receive fixed rate swaps	Fixed rate bank notes	44.5	(25.1)	Fixed rate bank notes	(34.1)	30.3
Receive fixed rate swaps	Medium term notes	0.3	(0.1)	Medium term notes	(0.3)	0.1
	Other	-	-	Other (b)	0.3	0.2
	Total	$307.8	$(186.1)	Total	$(177.3)	$317.9

(a)	Included in the amount of gain or (loss) recognized in income on derivative is net derivative interest income which totaled $129.2 million and $131.8 million at June 30, 2010 and 2009, respectively.

(b)	Represents amortization related to termination of swaps.

The effect of cash flow hedges for the three months ended June 30, 2010 was as follows ($ in millions):

Three Months Ended June 30, 2010 ($ in millions)
	Amount of Gain (Loss) Recognized			Category of Amount Reclassified	Amount Reclassified from
Derivatives in Cash Flow	in OCI on Derivative			From Accumulated OCI into Earnings	Accumulated OCI into Earnings
Hedging Relationships	(Effective Portion)			(Effective Portion)	(Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest rate contracts
Deposits:				Deposits:
Institutional CDs	$16.6	$(6.2)	$10.4	Institutional CDs	$3.2	$(1.2)	$2.0
Short-term borrowings:				Short-term borrowings:
Repurchase Agreement	(16.5)	6.2	(10.3)	Repurchase Agreement	-	-	-
Long-term borrowings:				Long-term borrowings:
FHLB advances	(11.6)	4.3	(7.3)	FHLB advances	9.8	(3.7)	6.1
Floating rate bank notes	-	-	-	Floating rate bank notes	1.3	(0.4)	0.9
Other	-	-	-	Other (a)	0.0	(0.0)	0.0
	$(11.5)	$4.3	$(7.2)		$14.3	$(5.3)	$9.0

 (a)  Represents amortization related to the termination of swaps.

The effect of cash flow hedges for the three months ended June 30, 2009 was as follows ($ in millions):

Three Months Ended June 30, 2009 ($ in millions)
	Amount of Gain (Loss) Recognized			Category of Amount Reclassified	Amount Reclassified from
Derivatives in Cash Flow	in OCI on Derivative			From Accumulated OCI into Earnings	Accumulated OCI into Earnings
Hedging Relationships	(Effective Portion)			(Effective Portion)	(Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest rate contracts
Investment securities:				Investment securities:
Corporate notes - AFS	$0.2	$(0.1)	$0.1	Corporate notes - AFS	$(0.1)	$-	$(0.1)
Deposits:				Deposits:
Institutional CDs	(0.5)	0.2	(0.3)	Institutional CDs	5.0	(1.8)	3.2
Long-term borrowings:				Long-term borrowings:
FHLB advances	10.0	(3.5)	6.5	FHLB advances	9.3	(3.2)	6.1
Floating rate bank notes	0.4	(0.1)	0.3	Floating rate bank notes	2.6	(1.0)	1.6
Other	-	-	-	Other (a)	0.2	-	0.2
	$10.1	$(3.5)	$6.6		$17.0	$(6.0)	$11.0

(a) Represents amortization related to the termination of swaps.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

The effect of cash flow hedges for the six months ended June 30, 2010 was as follows ($ in millions):

Six Months Ended June 30, 2010 ($ in millions)
	Amount of Gain (Loss) Recognized			Category of Amount Reclassified	Amount Reclassified from
Derivatives in Cash Flow	in OCI on Derivative			From Accumulated OCI into Earnings	Accumulated OCI into Earnings
Hedging Relationships	(Effective Portion)			(Effective Portion)	(Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest rate contracts
Deposits:				Deposits:
Institutional CDs	$13.4	$(5.0)	$8.4	Institutional CDs	$6.4	$(2.4)	$4.0
Short-term borrowings:				Short-term borrowings:
Repurchase Agreement	(16.5)	6.2	(10.3)	Repurchase Agreement	-	-	-
Long-term borrowings:				Long-term borrowings:
FHLB advances	(34.9)	13.0	(21.9)	FHLB advances	20.6	(7.7)	12.9
Floating rate bank notes	(2.6)	0.9	(1.7)	Floating rate bank notes	4.1	(1.5)	2.6
Other	-	-	-	Other (a)	0.1	(0.0)	0.1
	$(40.6)	$15.1	$(25.5)		$31.2	$(11.6)	$19.6

(a)	Represents amortization related to the termination of swaps.

The effect of cash flow hedges for the six months ended June 30, 2009 was as follows ($ in millions):

Six Months Ended June 30, 2009 ($ in millions)
	Amount of Gain (Loss) Recognized			Category of Amount Reclassified	Amount Reclassified from
Derivatives in Cash Flow	in OCI on Derivative			From Accumulated OCI into Earnings	Accumulated OCI into Earnings
Hedging Relationships	(Effective Portion)			(Effective Portion)	(Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest rate contracts
Investment securities:				Investment securities:
Corporate notes - AFS	$0.6	$(0.2)	$0.4	Corporate notes - AFS	$(0.1)	$-	$(0.1)
Deposits:				Deposits:
Institutional CDs	(0.3)	0.1	(0.2)	Institutional CDs	9.6	(3.4)	6.2
Long-term borrowings:				Long-term borrowings:
FHLB advances	9.3	(3.2)	6.1	FHLB advances	16.9	(5.9)	11.0
Floating rate bank notes	1.1	(0.4)	0.7	Floating rate bank notes	4.8	(1.7)	3.1
Other	-	-	-	Other (a)	0.4	(0.1)	0.3
	$10.7	$(3.7)	$7.0		$31.6	$(11.1)	$20.5

(a)	Represents amortization related to the termination of swaps.

The gain recognized in income representing the ineffective portion of the hedging relationships and excluded from the assessment of hedge effectiveness was not material for the three and six months ended June 30, 2010 and 2009, respectively. The estimated net loss to be reclassified from accumulated other comprehensive income related to cash flow hedges in the next twelve months is approximately $46.2 million.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

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

Net periodic postretirement benefit cost for the three and six months ended June 30, 2010 and 2009 included the following components ($000’s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$222	$235	$445	$470
Interest cost on APBO	855	980	1,710	1,960
Expected return on plan assets	(445)	(396)	(891)	(792)
Prior service amortization	(560)	(560)	(1,119)	(1,119)
Actuarial loss amortization	-	210	-	419
Net periodic postretirement benefit cost	$72	$469	$145	$938

Benefit payments and expenses, net of participant contributions, for the three and six months ended June 30, 2010 amounted to $1.3 million and $2.5 million respectively.

The funded status, which is the accumulated postretirement benefit obligation net of fair value of plan assets, as of June 30, 2010 is as follows ($000’s):

Total funded status, December 31, 2009	$28,020
Service cost	445
Interest cost on APBO	1,710
Expected return on plan assets	(891)
Employer contributions/payments	(2,519)
Subsidy (Medicare Part D)	411
Total funded status, June 30, 2010	$27,176

On March 23, 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was signed into law, and, on March 30, 2010, the Health Care and Reconciliation Act of 2010 (the “HCERA” and, together with PPACA, the “Acts”), which makes various amendments to certain aspects of the PPACA, was signed into law. The Acts effectively change the income tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPDIMA”). The Corporation has been receiving the federal subsidy related to its eligible retiree prescription plan.  Under the MPDIMA, the federal subsidy does not reduce the Corporation’s income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax individually.   Under the Acts, beginning in 2013 the Corporation’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the subsidy. Under U.S. generally accepted accounting principles, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date.  As a result, during the first quarter of 2010, the Corporation recognized a noncash charge of $4.1 million or $0.01 per diluted share for the write-off of deferred tax assets to reflect the change in tax treatment of the federal subsidy.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

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

Total Net interest income and Other income by type in Others consist of the following ($ in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Capital Markets Division	$12.2	$13.2	$24.5	$26.2
National Consumer Banking Division	37.3	39.8	73.5	79.5
Administrative & Other	15.4	35.3	30.4	49.0
Others	65.2	69.5	130.4	136.4
Total	$130.1	$157.8	$258.8	$291.1

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

	Three Months Ended June 30, 2010 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$231.1	$195.0	$18.3	$(85.7)	$55.3	$(6.7)	$(5.4)	$401.9
Provision for loan and lease losses	236.2	139.3	10.5	-	53.9	-	-	439.9
Net interest income after provision for loan and lease losses	(5.1)	55.7	7.8	(85.7)	1.4	(6.7)	(5.4)	(38.0)
Other income	19.4	45.3	71.5	14.8	74.8	32.9	(84.7)	174.0
Other expense	75.9	182.7	70.8	13.4	92.7	37.2	(85.1)	387.6
Income (loss) before income taxes	(61.6)	(81.7)	8.5	(84.3)	(16.5)	(11.0)	(5.0)	(251.6)
Provision (benefit) for income taxes	(24.7)	(32.7)	3.4	(33.7)	(7.1)	(3.2)	(5.4)	(103.4)
Net income (loss)	(36.9)	(49.0)	5.1	(50.6)	(9.4)	(7.8)	0.4	(148.2)
Less: Noncontrolling interest	-	-	-	-	-	-	(0.4)	(0.4)
Segment income (loss)	$(36.9)	$(49.0)	$5.1	$(50.6)	$(9.4)	$(7.8)	$-	$(148.6)

Identifiable assets	$21,405.7	$15,132.0	$1,537.2	$9,062.7	$7,010.9	$7,612.5	$(7,857.1)	$53,903.9

	Three Months Ended June 30, 2009 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$214.6	$166.1	$14.8	$(33.5)	$56.0	$(19.5)	$(6.7)	$391.8
Provision for loan and lease losses	193.4	316.9	6.5	-	102.2	-	-	619.0
Net interest income after provision for loan and lease losses	21.2	(150.8)	8.3	(33.5)	(46.2)	(19.5)	(6.7)	(227.2)
Other income	14.2	54.3	68.5	59.4	101.8	52.9	(86.3)	264.8
Other expense	69.0	209.9	68.9	18.2	102.3	30.7	(86.8)	412.2
Income (loss) before income taxes	(33.6)	(306.4)	7.9	7.7	(46.7)	2.7	(6.2)	(374.6)
Provision (benefit) for income taxes	(13.5)	(122.6)	3.1	3.1	(23.5)	(6.0)	(6.7)	(166.1)
Net income (loss)	(20.1)	(183.8)	4.8	4.6	(23.2)	8.7	0.5	(208.5)
Less: Noncontrolling interest	-	-	-	-	-	-	(0.5)	(0.5)
Segment income (loss)	$(20.1)	$(183.8)	$4.8	$4.6	$(23.2)	$8.7	$-	$(209.0)

Identifiable assets	$24,944.8	$17,799.8	$1,690.6	$7,240.5	$8,290.4	$3,667.6	$(3,940.0)	$59,693.7

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

	Six Months Ended June 30, 2010 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$461.7	$381.3	$36.0	$(159.9)	$110.7	$(13.3)	$(11.1)	$805.4
Provision for loan and lease losses	459.6	272.4	22.8	-	143.2	-	-	898.0
Net interest income after provision for loan and lease losses	2.1	108.9	13.2	(159.9)	(32.5)	(13.3)	(11.1)	(92.6)
Other income	41.3	131.9	141.2	35.7	148.1	67.5	(170.1)	395.6
Other expense	138.9	363.0	134.0	31.0	186.9	70.3	(170.9)	753.2
Income (loss) before income taxes	(95.5)	(122.2)	20.4	(155.2)	(71.3)	(16.1)	(10.3)	(450.2)
Provision (benefit) for income taxes	(38.2)	(48.9)	8.2	(62.1)	(30.9)	(4.1)	(11.1)	(187.1)
Net income (loss)	(57.3)	(73.3)	12.2	(93.1)	(40.4)	(12.0)	0.8	(263.1)
Less: Noncontrolling interest	-	-	-	-	-	-	(0.8)	(0.8)
Segment income (loss)	$(57.3)	$(73.3)	$12.2	$(93.1)	$(40.4)	$(12.0)	$-	$(263.9)

Identifiable assets	$21,405.7	$15,132.0	$1,537.2	$9,062.7	$7,010.9	$7,612.5	$(7,857.1)	$53,903.9

	Six Months Ended June 30, 2009 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$414.2	$339.5	$29.9	$(48.2)	$110.9	$(38.9)	$(13.8)	$793.6
Provision for loan and lease losses	347.7	450.5	16.5	-	282.2	-	-	1,096.9
Net interest income after provision for loan and lease losses	66.5	(111.0)	13.4	(48.2)	(171.3)	(38.9)	(13.8)	(303.3)
Other income	39.7	101.2	133.4	71.4	180.2	85.9	(172.6)	439.2
Other expense	125.5	387.7	125.6	29.1	200.3	60.3	(173.4)	755.1
Income (loss) before income taxes	(19.3)	(397.5)	21.2	(5.9)	(191.4)	(13.3)	(13.0)	(619.2)
Provision (benefit) for income taxes	(7.7)	(159.0)	8.8	(2.4)	(129.5)	(15.5)	(13.8)	(319.1)
Net income (loss)	(11.6)	(238.5)	12.4	(3.5)	(61.9)	2.2	0.8	(300.1)
Less: Noncontrolling interest	-	-	-	-	-	-	(0.8)	(0.8)
Segment income (loss)	$(11.6)	$(238.5)	$12.4	$(3.5)	$(61.9)	$2.2	$-	$(300.9)

Identifiable assets	$24,944.8	$17,799.8	$1,690.6	$7,240.5	$8,290.4	$3,667.6	$(3,940.0)	$59,693.7

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

15.	Guarantees

Letters of Credit

Standby letters of credit are contingent commitments issued by the Corporation to support customer obligations to a third party and to support public and private financing, and other financial or performance obligations of customers.  Standby letters of credit have maturities that generally reflect the maturities of the underlying obligations.  The credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers.  If deemed necessary, the Corporation holds various forms of collateral to support standby letters of credit.  The gross amount of standby letters of credit issued at June 30, 2010 was $1.9 billion.  Of the amount outstanding at June 30, 2010, standby letters of credit conveyed to others in the form of participations amounted to $30.4 million.  Since many of the standby letters of credit are expected to expire without being drawn upon, the amounts outstanding do not necessarily represent future cash requirements.  At June 30, 2010 the estimated fair value associated with letters of credit amounted to $7.2 million.

Securities Lending

As described in Note 25 – Guarantees, in Notes to Consolidated Financial Statements in Item 8 of the Corporation’s 2009 Annual Report on Form 10-K, as part of securities custody activities and at the direction of its clients, the Corporation’s Wealth Management segment lends securities owned by its clients to borrowers who have been evaluated for credit risk in a manner similar to that employed in making lending decisions.  In connection with these activities, M&I Trust has issued an indemnification against loss resulting from the default by a borrower under the master securities loan agreement due to the failure of the borrower to return loaned securities when due.  The borrowing party is required to fully collateralize securities received with cash or marketable securities.  As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest and the collateral is revalued on a daily basis.  The amount of securities loaned subject to indemnification was $5.7 billion at June 30, 2010, $7.5 billion at December 31, 2009 and $7.5 billion at June 30, 2009.  Because of the requirement to fully collateralize securities borrowed, management believes that exposure to credit loss from this activity is remote and there are no liabilities reflected on the Consolidated Balance Sheets at June 30, 2010, December 31, 2009 and June 30, 2009 related to these indemnifications.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
June 30, 2010 & 2009 (Unaudited)

In June 2010, M&I Bank was named as a defendant in a putative class action alleging its posting of debit card transactions is a breach of the implied obligation of good faith and fair dealing, is a breach of the Wisconsin Consumer Act, is unconscionable, constitutes conversion, and unjustly enriches the Corporation.  The plaintiff alleges that the daily low to high postings of debit card entries, rather than chronological postings, results in excessive overdraft fees.  The plaintiff seeks to represent a nationwide class for all of the claims except that involving the Wisconsin Consumer Act, for which it seeks to represent a class of Wisconsin customers of M&I Bank.  The lawsuit, while initially filed in the United States District Court for the Middle District of Florida, has been transferred for pretrial purposes in a multi-district litigation (“MDL”) proceeding in the Southern District of Florida, in which numerous other putative class actions against financial institutions asserting similar claims are pending.  The consolidation in the MDL is for pre-trial discovery and motion proceedings.  At this early stage of the lawsuit, it is not possible for management of the Corporation to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time.  M&I Bank intends to vigorously defend this lawsuit.

17.	Subsequent Events

On June 17, 2010, the Board of Directors declared a regular quarterly cash dividend of $21.4 million in the aggregate on its Senior Preferred Stock, Series B.  The Senior Preferred Stock, Series B was purchased from the Corporation by the U.S. Treasury as part of the U.S. Treasury’s Capital Purchase Program.  The Preferred Stock dividend is payable on August 16, 2010 to the shareholder of record at the close of business on July 30, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS
($000’s)

	Three Months Ended June 30,
	2010	2009
Assets
Cash and due from banks	$693,188	$747,773
Trading assets	261,795	581,127
Short-term investments	1,674,421	458,650
Investment securities:
Taxable	6,540,648	6,254,354
Tax-exempt	871,506	1,059,464
Total investment securities	7,412,154	7,313,818
Loans and leases:
Loans and leases, net of unearned income	42,156,951	48,875,520
Allowance for loan and lease losses	(1,531,764)	(1,361,173)
Net loans and leases	40,625,187	47,514,347
Premises and equipment, net	555,753	572,193
Accrued interest and other assets	4,461,131	3,755,832
Total Assets	$55,683,629	$60,943,740

Liabilities and Equity
Deposits:
Noninterest bearing	$7,924,770	$7,354,814
Interest bearing	33,249,060	32,503,139
Total deposits	41,173,830	39,857,953
Federal funds purchased and security repurchase agreements	705,551	1,735,291
Other short-term borrowings	68,400	2,471,202
Long-term borrowings	5,815,642	9,439,766
Accrued expenses and other liabilties	1,020,273	1,040,822
Total Liabilities	48,783,696	54,545,034
Equity
Marshall & Ilsley Corporation shareholders' equity	6,889,002	6,388,188
Noncontrolling interest in subsidiaries	10,931	10,518
Total Equity	6,899,933	6,398,706
Total Liabilities and Equity	$55,683,629	$60,943,740

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS
($000’s)

	Six Months Ended June 30,
	2010	2009
Assets
Cash and due from banks	$690,156	$775,316
Trading assets	257,396	583,045
Short-term investments	1,697,694	514,207
Investment securities:
Taxable	6,545,871	6,429,895
Tax-exempt	887,063	1,070,508
Total investment securities	7,432,934	7,500,403
Loans and leases:
Loans and leases, net of unearned income	42,841,442	49,343,013
Allowance for loan and lease losses	(1,533,575)	(1,303,627)
Net loans and leases	41,307,867	48,039,386
Premises and equipment, net	559,294	570,739
Accrued interest and other assets	4,439,582	3,703,387
Total Assets	$56,384,923	$61,686,483

Liabilities and Equity
Deposits:
Noninterest bearing	$7,872,319	$6,920,679
Interest bearing	33,667,808	32,842,406
Total deposits	41,540,127	39,763,085
Federal funds purchased and security repurchase agreements	709,907	1,842,092
Other short-term borrowings	183,854	3,119,008
Long-term borrowings	6,022,630	9,504,882
Accrued expenses and other liabilties	974,044	1,081,435
Total Liabilities	49,430,562	55,310,502
Equity
Marshall & Ilsley Corporation shareholders' equity	6,943,292	6,365,528
Noncontrolling interest in subsidiaries	11,069	10,453
Total Equity	6,954,361	6,375,981
Total Liabilities and Equity	$56,384,923	$61,686,483

OVERVIEW

For the three months ended June 30, 2010, the net loss attributable to the Corporation’s common shareholders amounted to $173.8 million or $0.33 per diluted common share compared to the net loss attributable to the Corporation’s common shareholders of $234.0 million or $0.83 per diluted common share for the three months ended June 30, 2009.  For the six months ended June 30, 2010, the net loss attributable to the Corporation’s common shareholders amounted to $314.3 million or $0.60 per diluted common share compared to the net loss attributable to the Corporation’s common shareholders of $350.9 million or $1.29 per diluted common share for the six months ended June 30, 2009.

The net loss attributable to the Corporation’s common shareholders for the three months ended June 30, 2010 and 2009 includes $25.2 million and $25.0 million, or $0.05 and $0.09 per diluted common share, respectively, for dividends on the Senior Preferred Stock, Series B (the “Senior Preferred Stock”) issued to the United States Department of the Treasury (the “UST”) in the fourth quarter of 2008 under the UST’s Capital Purchase Program (the “CPP”).  For the six months ended June 30, 2010 and 2009, the net loss attributable to the Corporation’s common shareholders includes $50.4 million and $50.0 million, or $0.10 and $0.19 per diluted common share, respectively, for dividends on the Senior Preferred Stock.

Financial performance in 2010 compared to 2009 based on diluted earnings per share is affected by the number of common shares used to determine earnings per share.  Shares of common stock outstanding at June 30, 2010 increased by 159.4 million or 43.3% compared to common shares outstanding at June 30, 2009.  Average common shares used to determine diluted earnings per share increased by 245.4 million or 87.1% in the second quarter of 2010 compared to the second quarter of 2009 and increased by 253.3 million or 92.6% in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The increase in the number of shares of common stock outstanding and average common shares used to determine diluted earnings per share was primarily due to the sales of newly-issued shares of common stock during June and October of 2009.

Credit quality-related charges continued to be the primary driver of the Corporation’s financial performance in each of the three and six month periods ended June 30, 2010 and 2009.  For the three months ended June 30, 2010, the provision for loan and lease losses amounted to $439.9 million, which on an after-tax basis was approximately $277.1 million or $0.53 per diluted common share.  By comparison, the provision for loan and lease losses in the second quarter of 2009 amounted to $619.0 million, which on an after-tax basis was approximately $390.0 million or $1.39 per diluted common share.  On a linked-quarter basis, the provision for loan and lease losses in the second quarter of 2010 declined $18.2 million or 4.0% compared to the first quarter of 2010.  For the six months ended June 30, 2010, the provision for loan and lease losses amounted to $898.0 million, which on an after-tax basis was approximately $565.7 million or $1.08 per diluted common share.  By comparison, the provision for loan and lease losses in the six months ended June 30, 2009 amounted to $1,096.9 million, which on an after-tax basis was approximately $691.1 million or $2.53 per diluted common share.

Write-downs associated with loans available for sale (other than mortgage loans originated for sale) are reported as a reduction of other income in the Consolidated Statements of Income and amounted to $5.2 million, which, on an after-tax basis, was approximately $3.3 million or $0.01 per diluted common share in the second quarter of 2010.  For the six months ended June 30, 2010, write-downs associated with loans available for sale amounted to $12.5 million, which, on an after-tax basis, was approximately $7.9 million or $0.01 per diluted common share.  By comparison, write-downs associated with loans available for sale amounted to $11.6 million, which on an after-tax basis, was approximately $7.3 million in both the three and six month periods ended June 30, 2009 or $0.03 per diluted common share for the quarter ended June 30, 2009.  There were no write-downs associated with loans available for sale in the first quarter of 2009.

Nonaccrual loans and leases at June 30, 2010, which the Corporation refers to as nonperforming loans, decreased $152.4 million or 7.8% since March 31, 2010, representing the fourth consecutive quarter of a reported decrease in nonperforming loans.  The highest reported point of nonperforming loans at any quarter-end in the prior two years was $2,416.1 million at June 30, 2009.  Since June 30, 2009, nonperforming loans declined $614.7 million or 25.4% and amounted to $1,801.4 million at June 30, 2010.  The elevated levels of nonperforming loans reflect the recessionary economy, which includes higher levels of unemployment, and the weak national real estate markets.  In addition, the amount of impairment, which affects charge-offs and the level of the allowance for loans and leases, remained elevated due to the depressed state of underlying real estate collateral values, particularly construction and development loans.  The decrease in nonperforming loans at June 30, 2010 reflects the effects of the Corporation’s actions taken to reduce the levels of nonperforming loans, as well as the decline in new nonperforming loans.

Compared to the first quarter of 2010, the amount of new loans and leases that went into nonperforming status in the second quarter of 2010 decreased by approximately $61.7 million or 9.2% and was the lowest level since the first quarter of 2008.  Loans past due 30-89 days, excluding credit card loans, student loans and loans in nonperforming status, declined for the fifth consecutive quarter and declined $76.3 million or 14.3% from March 31, 2010 to June 30, 2010.

While the direction of these credit quality metrics is evidence of credit quality improvement, management recognizes that the economic recovery remains fragile, unemployment remains elevated and real estate markets remain relatively unstable.

The Corporation continued to employ a variety of strategies to mitigate and reduce its loan loss exposures such as loan sales and restructuring loan terms to lessen the financial stress and the probability of foreclosure for qualifying customers that have demonstrated the capacity and ability to repay their debt obligations in a manner that serves the best interests of both the customer and the Corporation. Accruing troubled-debt restructured loans, which the Corporation refers to as “accruing renegotiated loans,” amounted to $714.6 million at June 30, 2010 compared to $731.8 million at March 31, 2010.

The allowance for loans and leases amounted to $1,516.8 million or 3.67% of total loans and leases outstanding at June 30, 2010 compared to $1,515.2 million or 3.55% at March 31, 2010 and $1,367.8 million or 2.84% at June 30, 2009.  Net charge-offs amounted to $438.3 million or 4.17% of average loans and leases for the three months ended June 30, 2010 compared to $423.4 million or 3.94% of average loans and leases for the three months ended March 31, 2010 and $603.3 million or 4.95% of average loans and leases for the three months ended June 30, 2009.    For the six months ended June 30, 2010, net charge-offs amounted to $861.7 million or 4.06% of average loans and leases compared to $931.3 million or 3.81% of average loans and leases for the six months ended June 30, 2009.

The Corporation continued to experience elevated levels of expenses due to the increase in operating costs associated with collection efforts and carrying nonperforming assets.  The estimated expense associated with collection efforts and carrying nonperforming assets, net of related revenue, amounted to $37.4 million for the second quarter of 2010 compared to $44.0 million for the second quarter of 2009, a decrease of $6.6 million. That decrease was primarily due to lower losses on sale and lower post-transfer write-downs on other real estate owned (“OREO”).  On an after-tax basis, that net expense amounted to $23.5 million or $0.04 per diluted common share in the second quarter of 2010 compared to $27.7 million or $0.10 per diluted common share in the second quarter of 2009.  For the six months ended June 30, 2010, the estimated expense associated with collection efforts and carrying nonperforming assets, net of related revenue, amounted to $77.8 million compared to $83.4 million for the six months ended June 30, 2009, a decrease of $5.6 million. That decrease was primarily due to lower losses on sale and lower post-transfer write-downs on OREO.  On an after-tax basis, that net expense amounted to $49.0 million or $0.09 per diluted common share in the six months ended June 30, 2010 compared to $52.6 million or $0.20 per diluted common share in the six months ended June 30, 2009.

As previously discussed, operating expenses for the three and six months ended June 30, 2010 and the three and six months ended June 30, 2009 remained at elevated levels due to the increased costs associated with collection efforts and carrying nonperforming assets as well as other credit-related expenses.

Operating expenses for the three and six months ended June 30, 2010 and 2009 included increased expenses associated with Federal Deposit Insurance Corporation (“FDIC”) deposit insurance. FDIC insurance expense for the three and six months ended June 30, 2009 included a special assessment by the FDIC that was levied on all banks. Operating expenses, excluding the expenses associated with collection efforts and carrying nonperforming assets and FDIC insurance expense, increased approximately 1.6% and 2.4% in the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009.

Growth in transaction deposits, a favorable shift in deposit types, lower term funding costs, the partial deployment of excess liquidity and higher loan yields, resulted in higher net interest income in the second quarter and first half of 2010 compared to the second quarter and first half of 2009, despite the absence of loan growth.

Growth in both personal and institutional trust business lines resulted in higher wealth management revenue in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009.

Lower mortgage loan closings resulted in lower mortgage banking revenue in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009.

Net investment securities gains were not significant for the three and six month periods ended June 30, 2010.  For each of the three and six month periods ended June 30, 2009, net investment securities gains amounted to $82.7 million, respectively.  During the second quarter of 2009, the Corporation sold United States government agency investment securities and sold its Visa, Inc. (“Visa”), Series B common stock.  The gain resulting from these transactions amounted to $79.0 million, which on an after-tax basis was approximately $49.8 million or $0.18 per diluted common share.

During the first quarter of 2010, the Corporation sold its merchant portfolio processing at a gain.  The gain from this transaction amounted to $48.3 million and is reported as Sale of merchant portfolio processing in the Corporation’s Consolidated Statements of Income for the six months ended June 30, 2010.

During the first quarter of 2010, health care reform legislation was enacted. Among other matters, this legislation contained provisions that affected the accounting for retiree prescription drug coverage. The provision (benefit) for income taxes for the six months ended June 30, 2010 includes additional income tax expense of $4.1 million that was recorded for the write-off of deferred tax assets to reflect the change in the tax treatment of the Medicare Part D federal subsidy as a result of that enacted legislation.  During the second quarter of 2009, the Corporation recorded a tax benefit of $18.0 million or $0.06 per diluted common share due to the favorable resolution of a tax matter.  For the six months ended June 30, 2009, tax benefits arising from the previous disclosed favorable resolution of a tax matter and enacted legislation that required combined reporting for Wisconsin state income tax purposes in the first quarter of 2009 amounted to $69.0 million or $0.25 per diluted common share.

At June 30, 2010, the Corporation’s Tier 1 regulatory capital ratio was 11.00%, or $2,228.7 million in excess of well capitalized under the Federal Reserve Board’s regulatory framework.  To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%.

2010 Outlook

With regard to the outlook for the remainder of 2010, management expects net interest income and the net interest margin will be relatively stable in the near term.

Commercial and industrial loans continued to contract in the second quarter of 2010 compared to the first quarter of 2010 although at a slower rate than the contraction experienced in the prior four quarters. Commercial customers appear to still be focused on expense management and debt reduction by delaying capital expenditures and reducing working capital demand.  However, commercial loan commitments and credit lines utilization have shown signs of stabilizing over the past two quarters.  Commercial loan and lease balances are expected to continue to contract at a slower rate. The rate of contraction will depend on the pace and strength of economic improvement. Construction and development loans are expected to continue to contract as the Corporation reduces its concentration in these types of loans to its corporate goal of less than 10% of total loans and leases. Given market conditions, management expects that construction and development loans will ultimately comprise less than 10% of total loans and leases. At June 30, 2010, construction and development loans were slightly less than 10.7% of total loans and leases outstanding, which is down from the peak at September 30, 2007, when construction and development loans were 22.6% of total loans and leases outstanding.  The Corporation continues to experience minimal new commercial real estate development originations and expects this trend to continue.  As a result of that reduced demand and normal payment activity, commercial real estate loans are expected to continue to contract slightly.

Wealth management revenue will continue to be affected by market volatility and direction.

The decline in nonperforming loans for the fourth consecutive quarter, continued improvement in delinquencies for the fifth consecutive quarter, reduced levels of loans going into nonperforming status and lower levels of net charge-offs have resulted in the lower provision for loan and lease losses this quarter compared to the provisions for loan and lease losses reported in any quarter of 2009.  The Corporation’s nonperforming loans and leases continue to be elevated, the improving economy remained fragile and unemployment levels continued to be volatile and elevated during the second quarter of 2010.  As demonstrated in 2008 and 2009, the credit environment and underlying collateral values can change rapidly. Based on those considerations, the Corporation determined that the allowance for loan and lease losses in the second quarter of 2010 should remain consistent with the prior quarter.

The Corporation’s credit quality statistics as of and for the three and six months ended June 30, 2010 reinforced recent trends with additional positive evidence that the Corporation has experienced credit improvement.  Management expects that these trends will continue. Management also expects that continuing credit improvement along with continued improvement in the economy and a reduction or stabilization in unemployment would result in lower provisions for loan and lease losses and a reduced allowance for loan and lease losses in the second half of 2010. There are numerous unknown factors at this time that will ultimately affect the timing and amount of nonperforming loans and leases, net charge-offs and the provision for loan and lease losses that will be recognized in the remainder of 2010.  The timing and amount of charge-offs will continue to be influenced by loan sales and the Corporation’s other strategies for managing its nonperforming loans and leases.

FORWARD-LOOKING STATEMENTS

This report, including, but not limited to, the section entitled “2010 Outlook,” contains statements that may constitute forward-looking statements within the meaning of the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report.  These forward-looking statements include statements with respect to M&I’s financial condition, results of operations, plans, objectives, future performance and business, including statements preceded by, followed by or that include the words “believes,” “expects,” or “anticipates,” references to estimates or similar expressions.  Future filings by M&I with the Securities and Exchange Commission, and future statements other than historical facts contained in written material, press releases and oral statements issued by, or on behalf of, M&I may also constitute forward-looking statements.

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

THE DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT

The Dodd-Frank Act was signed into law on July 21, 2010.  Since the Dodd-Frank Act calls for federal regulatory agencies to adopt almost 250 new rules and conduct more than 60 studies over the next several years in order to implement its provisions, the ultimate impact of the legislation on the Corporation will not be known for many months or years. However, since many of the provisions apply to “systemically important” companies, including the Corporation, the Corporation will be subject to substantial new requirements and enhanced regulatory oversight. Management expects the impact of the new requirements on the Corporation to be significant.

The following summary is intended only to highlight those provisions of the Dodd-Frank Act that the Corporation believes will have the most significant potential impact on the Corporation and its operations in the future.  The summary does not describe every provision of the Dodd-Frank Act that may in any way affect the Corporation, and is not intended to provide a summary of the legislation in its entirety.

Key provisions of the Dodd-Frank Act that are likely to affect the Corporation, M&I Bank and its other subsidiaries in the near- and long-term include:

Changes in FDIC insurance.  The Dodd-Frank Act increases the FDIC’s minimum ratio of reserves to insured deposits and changes how deposit insurance premium assessments from the FDIC are calculated through provisions specifically designed to capture more deposit insurance premium income from the larger U.S. banks.  These provisions will lead to higher FDIC insurance premiums for M&I Bank for the foreseeable future.  The legislation also permanently increases federal deposit insurance coverage to $250,000.

Debit card transaction interchange fees.  The Dodd-Frank Act directs the Federal Reserve to issue rules to ensure that small businesses and other merchants are charged only an amount “reasonable and proportional” to the cost incurred by payment processors and issuers of debit cards.  These rules are likely to have a negative impact on M&I Bank’s debit card interchange fee income, though the extent of any such impact will not be known until the rules are issued.

Proprietary trading restrictions.  With certain exceptions, the Dodd-Frank Act prohibits insured depositary institutions and their parent holding companies (including the Corporation and its banking subsidiaries) from engaging in proprietary trading, except for limited purposes, and from owning equity interests in private equity and hedge funds beyond a de minimis amount not exceeding 3% of the bank’s Tier 1 capital.  The Corporation, M&I Bank and its other subsidiaries engage in only a de minimis amount of proprietary trading, and the Corporation’s investments in private equity and hedge funds are not expected to be affected by  the 3% de minimis threshold, depending upon how the threshold is ultimately calculated based on the forthcoming regulations.

Regulation of derivatives.  The Dodd-Frank Act imposes significant restrictions on the trading of derivatives, and provides for increased regulation by the SEC and the Commodities Futures Trading Commission of the over-the-counter derivative market.  The Dodd-Frank Act will require bank holding companies to spin off certain riskier derivative trading activities to separately capitalized affiliates, while continuing to authorize perceived lower-risk derivative activities by banks to the extent these activities qualify as risk mitigating activities directly related to the bank’s activities.  The Corporation does not currently expect these provisions to have a significant impact on its operations, though they may limit potential areas of expansion by the Corporation’s banking subsidiaries of their derivative activities, products and services.

Bank capital.  The Collins Amendment in the Dodd-Frank Act affects the capital requirements for commercial banks, and includes a phased-in exclusion of trust preferred securities as an element of Tier 1 capital for certain bank holding companies.  Bank holding companies such as the Corporation with total assets of $15 billion or more have three years to phase-out trust preferred securities from their Tier 1 capital, beginning January 1, 2013. At June 30, 2010, the Corporation had $99.1 million in trust preferred securities outstanding.  Preferred stock issued to the U.S. Treasury under the Capital Purchase program is exempt from the Collins Amendment and is permanently includible in Tier 1 capital for all bank holding companies.

Minimum Leverage and Risk-Based Capital Requirements.  The Dodd-Frank Act mandates federal banking agencies to establish new minimum leverage and risk-based capital requirements for banks, bank holding companies, and “systemically important” non-banking companies.  These new requirements must be established within 18 months of the Dodd-Frank Act’s effective date.  While the Dodd-Frank Act does not provide any specific guidance on what the new capital levels should be, the law does provide that the capital levels currently in force should serve as a floor for any new capital requirements.  Accordingly, the Corporation expects that these new “prudential standards” will lead to higher capital requirements in the future.  The new law further mandates regulators to adapt capital requirements as banks grow in size or engage in riskier activities, and codifies for the first time the requirement imposed by bank regulators that a bank holding company must serve as a “source of strength” or provider of funds to its subsidiary depository institutions, if those funds are ever needed.

Consumer Financial Protection Bureau.  The Dodd-Frank Act establishes the Consumer Financial Protection Bureau (“CFPB”) as a new independent executive agency within the Federal Reserve, empowered with broad authority to regulate the offering and provision of consumer financial products and services.  The CFPB will have primary examination and enforcement authority over all insured banks with more than $10 billion in assets, including their affiliates, and will become the one central federal regulator with consolidated consumer protection authority for such banks.  The CFPB will have authority to require reports and conduct examinations of the largest depository institutions to assess compliance with federal consumer financial laws, to obtain information about activities and compliance systems, and to detect and assess risks to consumers and markets for consumer financial products and services.

The Dodd-Frank Act also directs the CFPB to prevent persons from engaging in or committing an unfair, deceptive or abusive act or practice in connection with a transaction with a consumer for a consumer financial product or service, or the offering thereof, to ensure that “fair disclosures” are provided to consumers, and that information relevant to the purchase of consumer products or services is disclosed to the consumer in plain language in a manner that permits consumers to understand the costs, benefits, and risks associated with the product or service.

Generally, the Corporation believes that its compliance costs and burdens will increase substantially as a result of the creation of the CFPB and the new rules it is expected to implement for consumer financial products and services.

Insurance for noninterest-bearing transaction accounts.  Under the Dodd-Frank Act, beginning December 31, 2010 (the scheduled termination date for the TAGP) and continuing through January 1, 2013, all funds held in noninterest-bearing transaction accounts will be fully guaranteed by the FDIC for the full amount of the account.  However, this unlimited insurance coverage will not extend to Interest on Lawyer Trust Accounts or minimal interest-bearing NOW accounts, which are currently covered under TAGP.

Corporate governance and executive compensation.  The Dodd-Frank Act contains a number of provisions relating to corporate governance and executive compensation practices and disclosure.  These include, among others, “say on pay,” which is a nonbinding shareholder vote on executive compensation; disclosure of so-called golden parachute arrangements; clawback provisions to recover erroneously awarded executive compensation; provisions relating to the independence and composition of compensation committees; and provisions requiring disclosure of the relationship between executive compensation and company performance, and the ratio of mean employee compensation to CEO compensation.  The specific details of most of these requirements will be set forth in rules to be issued by the SEC in the next 12 months.  The Corporation will take any necessary actions to comply with the applicable requirements as they become final.

OTHER NOTEWORTHY TRANSACTIONS AND EVENTS

Some of the other more noteworthy transactions and events that occurred in the six months ended June 30, 2010 and 2009, by quarter, consisted of the following:

First Quarter 2010

During the first quarter of 2010, the Corporation sold its merchant portfolio processing.  Like other bank holding companies, the Corporation determined that processing, clearing, settlement and related services with respect to credit card and debit card transactions with merchants was not a material source of revenue or part of the Corporation’s core operating activities.  The gain which is reported as Sale of merchant portfolio processing in the Consolidated Statements of Income amounted to $48.3 million which on an after-tax basis amounted to $30.4 million or $0.06 per diluted common share.

On March 23, 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was signed into law, and, on March 30, 2010, the Health Care and Reconciliation Act of 2010 (the “HCERA” and, together with PPACA, the “Health Care Acts”), which makes various amendments to certain aspects of the PPACA, was signed into law. The Health Care Acts effectively change the income tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPDIMA”). The Corporation has been receiving the federal subsidy related to its eligible retiree prescription plan.  Under the MPDIMA, the federal subsidy does not reduce the Corporation’s income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax individually.   Under the Health Care Acts, beginning in 2013 the Corporation’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the subsidy. Under U.S. generally accepted accounting principles, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date.  As a result, the Corporation recognized a noncash charge of $4.1 million or $0.01 per diluted common share for the write-off of deferred tax assets to reflect the change in tax treatment of the federal subsidy.

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

Three Months ended June 30, 2010 Compared to Three Months ended June 30, 2009

Net interest income for the second quarter of 2010 amounted to $401.9 million compared to $391.8 million reported for the second quarter of 2009, an increase of $10.1 million or 2.6%. Growth in transaction deposits, a favorable shift in deposit types, lower term funding costs, the partial deployment of excess liquidity and higher yields on loans, resulted in higher net interest income in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, despite the absence of loan growth.

Average interest earning assets amounted to $51.5 billion for the second quarter of 2010, a decrease of $5.7 billion or 10.0% compared to the second quarter of 2009.  Average loans and leases decreased $6.7 billion or 13.7% and average investment securities increased $0.1 billion or 1.3% in the second quarter of 2010 compared to the second quarter of 2009.  Average trading assets decreased $0.3 billion in the second quarter of 2010 compared to the second quarter of 2009. Average short-term investments increased $1.2 billion in the second quarter of 2010 compared to the second quarter of 2009 which reflects management’s decision to maintain higher levels of liquid assets.

Average interest bearing liabilities amounted to $39.8 billion for the second quarter of 2010, a decrease of $6.3 billion or 13.7% compared to the second quarter of 2009.  Average interest bearing deposits increased $0.7 billion or 2.3% in the second quarter of 2010 compared to the second quarter of 2009.  Average short-term borrowings decreased $3.4 billion or 81.6% in the second quarter of 2010 compared to the same period in 2009.  Average long-term borrowings decreased $3.6 billion or 38.4% in the second quarter of 2010 compared to the second quarter of 2009.  In addition to maturities, the decline in average long-term borrowings reflects the effect of the acquisition and extinguishment of long-term borrowings throughout 2009 and 2010 at a net gain.

Average noninterest bearing deposits increased approximately $0.6 billion or 7.7% in the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Six Months ended June 30, 2010 Compared to Six Months ended June 30, 2009

For the six months ended June 30, 2010, net interest income amounted to $805.4 million compared to $793.6 million for the six months ended June 30, 2009, an increase of $11.8 million or 1.5%. The factors that contributed to the increase in net interest income for the second quarter of  2010 compared to the second quarter of  2009 as previously described were the same factors that contributed to the increase in net interest income for six months ended June 30, 2010 compared to the six months ended June 30, 2009.

For the six months ended June 30, 2010, average interest earning assets amounted to $52.2 billion compared to $57.9 billion for the six months ended June 30, 2009, a decrease of $5.7 billion or 9.9%. Average loans and leases decreased $6.5 billion or 13.2% in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Average investment securities and average trading assets decreased $0.4 billion and average short-term investments increased $1.2 billion in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Average interest bearing liabilities decreased $6.7 billion or 14.2% in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Average interest bearing deposits increased $0.8 billion or 2.5% in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Average short-term borrowings declined $4.0 billion or 82.0% and average long-term borrowings decreased $3.5 billion or 36.6% in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  As previously discussed, the decline in average long-term borrowings reflect the effect of the acquisition and extinguishment of long-term borrowings throughout 2009 and 2010, at a net gain, in addition to maturities. Over the twelve months ended June 30, 2010, the Corporation re-acquired and extinguished $1.1 billion in par value of long-term borrowings.

For the six months ended June 30, 2010 compared to the six months ended June 30, 2009, average noninterest bearing deposits increased $1.0 billion or 13.8%.

Loans and Leases

The growth and composition of the Corporation’s quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table ($ in millions):

Consolidated Average Loans and Leases

	2010		2009			Growth Percent
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	Annual		Prior Quarter
Commercial:
Commercial	$11,877	$12,225	$12,721	$13,667	$14,404	(17.5	) %	(2.8	) %
Commercial lease financing	449	462	481	497	522	(13.9)		(2.9)
Total commercial loans and leases	12,326	12,687	13,202	14,164	14,926	(17.4)		(2.8)

Real estate:

Commercial real estate	13,485	13,587	13,813	13,844	13,549	(0.5)		(0.7)

Residential real estate	4,752	4,868	5,085	5,263	5,695	(16.6)		(2.4)

Construction and development:
Commercial construction	2,175	2,392	2,649	2,860	3,290	(33.9)		(9.1)
Commercial land	799	859	878	922	898	(11.0)		(7.0)
Construction by developers	343	398	474	520	693	(50.4)		(13.7)
Residential land	1,363	1,526	1,705	1,851	2,016	(32.4)		(10.7)
Construction by individuals	151	254	358	500	690	(78.1)		(40.5)
Total construction and development	4,831	5,429	6,064	6,653	7,587	(36.3)		(11.0)
Total real estate	23,068	23,884	24,962	25,760	26,831	(14.0)		(3.4)

Consumer loans and leases:
Home equity loans and lines of credit	4,529	4,645	4,762	4,844	4,969	(8.9)		(2.5)
Other personal loans	2,119	2,185	2,255	2,200	1,959	8.2		(3.0)
Personal lease financing	115	133	150	169	190	(39.3)		(13.3)
Total consumer loans and leases	6,763	6,963	7,167	7,213	7,118	(5.0)		(2.9)

Total consolidated average loans and leases	$42,157	$43,534	$45,331	$47,137	$48,875	(13.7	) %	(3.2	) %

Total consolidated average loans and leases excluding total construction and development	$37,326	$38,105	$39,267	$40,484	$41,288	(9.6	) %	(2.0	) %

Total consolidated average loans and leases decreased approximately $6.7 billion or 13.7% in the second quarter of 2010 compared to the second quarter of 2009.  Compared to the first quarter of 2010, average loans and leases decreased $1.4 billion or 3.2%. For the six months ended June 30, 2010, total consolidated average loans and leases decreased $6.5 billion or 13.2% compared to total consolidated average loans and leases for the six months ended June 30, 2009.

Total average commercial loans and leases declined $2.6 billion or 17.4% in the second quarter of 2010 compared to the second quarter of 2009.  Compared to the first quarter of 2010, total average commercial loans and leases decreased $0.4 billion or 2.8%. For the six months ended June 30, 2010, total average commercial loans and leases amounted to $12.5 billion compared to $15.1 billion for the six months ended June 30, 2009, a decrease of $2.6 billion or 17.2%. Commercial and industrial loans continued to contract in the second quarter of 2010 compared to the first quarter of 2010 although at a slower rate than the contraction experienced in the prior four quarters. Commercial customers appear to still be focused on expense management and debt reduction by delaying capital expenditures and reducing working capital demand.  However, commercial loan commitments and credit lines utilization have shown signs of stabilizing over the past two quarters.  Commercial loan and lease balances are expected to continue to contract at a slower rate. The rate of contraction will depend on the pace and strength of economic improvement.  At June 30, 2010 commercial loans held for sale amounted to $43.6 million.

Total average commercial real estate loans decreased slightly in the second quarter of 2010 compared to the second quarter of 2009.  For the six months ended June 30, 2010, total average commercial real estate loans amounted to $13.5 billion compared to $13.2 billion for the six months ended June 30, 2009, an increase of $0.3 billion or 2.4%.  The majority of the reported year to date growth over the prior year represents the migration of construction loans to commercial real estate loans once construction was completed.  In normal market conditions, the Corporation generally limited the amount of post construction financing (permanent financing) it provided to those loans with interest rates and terms that conform to the Corporation’s interest rate risk profile or loans where a significant long-term customer relationship existed.  In many cases, the interest rate and term that customers wanted for permanent financing was readily available and provided by institutional investors in normal market conditions.  The current lack of market liquidity has resulted in customers not being able to secure financing elsewhere irrespective of their ability to service the debt.  As a result, the Corporation has provided interim loans that are intended to provide temporary financing until such time as the liquidity in the commercial real estate lending markets returns to normal conditions.  The interim loans are structured to ensure a significant amount of the income generated from the commercial real estate project is used to pay interest at market rates and reduce outstanding principal. Compared to the first quarter of 2010, total average commercial real estate loans declined $0.1 billion or 0.7%. The Corporation continues to experience declines in new commercial real estate development originations and expects this trend to continue.  As a result of that reduced demand and normal payment activity, commercial real estate loans are expected to continue to contract slightly.  Commercial real estate loans held for sale amounted to $25.4 million at June 30, 2010.

Total average residential real estate loans declined $0.9 billion or 16.6% in the second quarter of 2010 compared to the second quarter of 2009.  Compared to the first quarter of 2010, total average residential real estate loans decreased $0.1 billion or 2.4%. For the six months ended June 30, 2010, total average residential real estate loans amounted to $4.8 billion compared to $5.7 billion for the six months ended June 30, 2009, a decrease of $0.9 billion or 16.1%.  Throughout 2009 and the first half of 2010, the Corporation sold over 93% of its residential real estate production to the secondary market.  For the three months ended June 30, 2010 and 2009, real estate loans sold to investors amounted to $0.4 billion and $1.0 billion, respectively.  For the six months ended June 30, 2010 and 2009, real estate loans sold to investors amounted to $0.8 billion and $1.8 billion, respectively.  At June 30, 2010 and 2009, the Corporation had approximately $41.3 million and $138.9 million, respectively, of residential mortgage loans held for sale.  Gains from the sale of mortgage loans amounted to $7.1 million in the second quarter of 2010 compared to $16.8 million in the second quarter of 2009.  For the six months ended June 30, 2010, gains from the sale of mortgage loans amounted to $12.7 million compared to $26.6 million for the six months ended June 30, 2009.  As a result of selling the majority of new production and normal payment activity, residential real estate loans are expected to continue to contract.

Total average construction and development loans declined $2.8 billion or 36.3% in the second quarter of 2010 compared to the second quarter of 2009 and declined $0.6 billion or 11.0% since the first quarter of 2010.  For the six months ended June 30, 2010, total average construction and development loans amounted to $5.1 billion compared to $8.1 billion for the six months ended June 30, 2009, a decrease of $3.0 billion or 36.9%.  The decrease in construction and development loans has been due to payments, transfers to other loan types when projects are completed, loan sales and charge-offs.  Construction and development loans held for sale amounted to $55.0 million and $73.8 million at June 30, 2010 and 2009, respectively. Construction and development loans are expected to continue to contract as the Corporation reduces its concentration in these types of loans to its corporate goal of less than 10% of total loans and leases. Given market conditions, management expects that construction and development loans will ultimately comprise less than 10% of total loans and leases. Construction and development loans amounted to $4.4 billion at June 30, 2010, which was slightly less than 10.7% of total loans and leases outstanding at that date and was $0.4 billion less than average construction and development loans for the three months ended June 30, 2010.

Total average consumer loans and leases declined $0.4 billion or 5.0% in the second quarter of 2010 compared to the second quarter of 2009.  For the six months ended June 30, 2010, total average consumer loans amounted to $6.9 billion compared to $7.2 billion for the same period in 2009, a decrease of $0.3 billion or 4.2%.  Average home equity loans and lines of credit declined $0.4 billion or 8.9% in the second quarter of 2010 compared to the second quarter of 2009 and declined $0.4 billion or 8.6% in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Average consumer auto loans increased $0.4 billion or 46.8% in the second quarter of 2010 compared to the second quarter of 2009 but were relatively unchanged compared to average consumer auto loans in the first quarter of 2010.  Average auto leases, student loans and other consumer loans decreased $0.3 billion in the second quarter of 2010 compared to the second quarter of 2009.  Credit card loans averaged $0.3 billion in the second quarter of 2010 and were relatively unchanged compared to average credit card loans in the second quarter of 2009 and the first quarter of 2010.  For the six months ended June 30, 2010, credit card loans averaged $0.3 billion and represented less than 1% of the Corporation’s total average loan and lease portfolio.  Credit card loans are not a significant component of the Corporation’s loan and lease portfolio. Consumer loans and leases are expected to continue to contract.

Deposits

The growth and composition of the Corporation’s quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

Consolidated Average Deposits

	2010		2009			Growth Percent
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	Annual	Prior Quarter
Noninterest bearing:
Commercial	$5,947	$5,934	$6,152	$5,973	$5,505	8.0%	0.2%
Personal	1,090	1,035	988	963	1,003	8.6	5.3
Other	888	850	858	926	847	4.9	4.5
Total noninterest bearing	7,925	7,819	7,998	7,862	7,355	7.7	1.3

Interest bearing:
Savings and NOW
Savings	2,666	2,579	2,508	2,253	1,386	92.3	3.4
NOW	4,167	4,575	3,887	3,246	2,746	51.7	(8.9)
Brokered NOW	77	73	73	76	43	80.4	5.4
Total savings and NOW	6,910	7,227	6,468	5,575	4,175	65.5	(4.4)

Money market
Money market index	6,798	6,783	6,395	6,125	6,185	9.9	0.2
Money market savings	1,599	987	968	918	916	74.7	62.0
Brokered money market	4,288	4,166	3,358	3,250	3,106	38.0	2.9
Total money market	12,685	11,936	10,721	10,293	10,207	24.3	6.3

Time
CDs $100,000 and over
Large CDs	2,217	2,505	2,945	3,563	4,461	(50.3)	(11.5)
Brokered CDs	6,171	6,853	7,417	7,830	7,455	(17.2)	(10.0)
Total CDs $100,000 and over	8,388	9,358	10,362	11,393	11,916	(29.6)	(10.5)

Other CDs and time	5,052	5,322	5,720	5,841	5,736	(11.9)	(5.1)
Total time	13,440	14,680	16,082	17,234	17,652	(23.9)	(8.5)

Foreign
Foreign activity	214	248	302	372	469	(54.4)	(13.5)
Total foreign	214	248	302	372	469	(54.4)	(13.5)

Total interest bearing	33,249	34,091	33,573	33,474	32,503	2.3	(2.5)
Total consolidated average deposits	$41,174	$41,910	$41,571	$41,336	$39,858	3.3%	(1.8	) %

Total consolidated average deposits increased $1.3 billion or 3.3% in the second quarter of 2010 compared to the second quarter of 2009 and decreased $0.7 billion or 1.8% compared to the first quarter of 2010.  Average noninterest bearing deposits increased $0.6 billion or 7.7% in the second quarter of 2010 compared to the second quarter of 2009 and increased $0.1 billion or 1.3% compared to the first quarter of 2010.  Average interest bearing deposits increased approximately $0.7 billion or 2.3% in the second quarter of 2010 compared to the second quarter of 2009 and decreased $0.8 billion or 2.5% compared to the first quarter of 2010. Average total time deposits decreased $4.2 billion in the second quarter of 2010 compared to the second quarter of 2009 and decreased $1.2 billion or 8.5% compared to the first quarter of 2010.  Growth in average money market deposits and savings and NOW accounts more than offset the decline in average total time deposits in the second quarter of 2010 compared to the second quarter of 2009.  Total average money market deposits increased $2.5 billion or 24.3% in the second quarter of 2010 compared to the second quarter of 2009 and increased $0.7 billion or 6.3% compared to the first quarter of 2010.  Average savings and NOW deposits increased $2.7 billion or 65.5% in the second quarter of 2010 compared to the second quarter of 2009 and decreased $0.3 billion or 4.4% compared to the first quarter of 2010.  The growth in average money market accounts and savings and NOW accounts compared with the prior year reflects the reconfiguration of many of the Corporation’s deposit product offerings with competitive pricing to retain customers and attract new deposits.  In addition, some existing customers have transferred their balances from other deposit types as those deposit instruments matured.  The growth in transaction deposits and shift in the mix of average deposit types was beneficial to net interest income and the net interest margin in the three and six months ended June 30, 2010.

For the six months ended June 30, 2010 compared to the six months ended June 30, 2009, total consolidated average deposits increased $1.8 billion or 4.5%.  Average noninterest bearing deposits increased approximately $1.0 billion or 13.8% in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Average interest bearing deposits increased $0.8 billion or 2.5% in the six months ended June 30, 2010 compared to the same period in 2009.  Of the $0.8 billion increase in average interest bearing deposits over the prior year, average savings and NOW deposits increased $3.2 billion, and average money market accounts increased $1.9 billion. Average time deposits decreased $3.7 billion and average Eurodollar deposits decreased $0.6 billion. The year to date trends in average deposits were consistent with the trends described for the average deposits in the second quarter of 2010 compared to the second quarter of 2009.

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

As discussed in the Corporation’s first quarter Form 10-Q, on April 30, 2010, the Corporation elected to opt out of the FDIC’s Temporary Liquidity Guarantee Program (the “TAGP”), including the interim rule to further extend the TAGP to December 31, 2010. Under the TAGP, which had been initially extended until June 30, 2010, all noninterest-bearing transaction accounts (which the TAGP defines as including all noninterest-bearing personal and business checking accounts, NOW accounts earning no more than 0.5 percent interest, and Interest on Lawyer Trust Accounts) held at M&I’s affiliate banks, were fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the TAGP was in addition to and separate from the coverage available under the FDIC’s general deposit rules. Due to the stressed economic conditions that existed in 2008 and 2009, the Corporation believes that its participation in the TAGP was warranted and that such participation had a positive affect on its deposit growth in 2009. As anticipated,  certain NOW deposits and certain noninterest bearing deposits, migrated to other deposit accounts, investment products or into products offered by other entities.

Under the Dodd-Frank Act, beginning December 31, 2010 (the scheduled termination date for the TAGP) and continuing through January 1, 2013, all funds held in noninterest-bearing transaction accounts will be fully guaranteed by the FDIC for the full amount of the account.  However, this unlimited insurance coverage will not extend to Interest on Lawyer Trust Accounts or minimal interest-bearing NOW accounts, which are currently covered under TAGP.

In addition to the continuation of insurance coverage for noninterest-bearing transaction accounts, the Dodd-Frank Act permanently increased the standard maximum FDIC deposit insurance amount to $250,000.

Total borrowings amounted to $6.6 billion at June 30, 2010 compared to $7.5 billion at December 31, 2009.  During the first half of 2010, the Corporation re-acquired and extinguished $116.0 million of long-term borrowings at a gain of $11.2 million, which is reported as Gain on termination of debt in the Consolidated Statements of Income for the six months ended June 30, 2010.  Transactions associated with the re-acquisition and extinguishments of long-term borrowings in the second quarter of 2010 were not significant.

Average Balance Sheets and Analysis of Net Interest Income

The Corporation’s consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three months ended June 30, 2010 and 2009 are presented in the following table ($ in millions):

Consolidated Yield and Cost Analysis

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	Average Balance	Interest	Average Yield or Cost (b)	Average Balance	Interest	Average Yield or Cost (b)
Loans and leases (a):
Commercial loans and leases	$12,325.6	$140.6	4.58%	$14,926.1	$149.2	4.01%
Commercial real estate loans	13,485.3	166.1	4.94	13,548.8	172.5	5.11
Residential real estate loans	4,751.8	59.9	5.05	5,695.6	74.5	5.25
Construction and development	4,831.0	47.5	3.94	7,586.9	68.6	3.63
Home equity loans and lines	4,528.9	56.5	5.01	4,969.5	62.7	5.06
Personal loans and leases	2,234.4	30.5	5.48	2,148.6	30.2	5.64
Total loans and leases	42,157.0	501.1	4.77	48,875.5	557.7	4.58

Investment securities (b):
Taxable	6,540.6	47.9	2.95	6,254.3	57.4	3.70
Tax exempt (a)	871.5	13.5	6.34	1,059.5	17.2	6.60
Total investment securities	7,412.1	61.4	3.35	7,313.8	74.6	4.11
Trading assets (a)	261.8	0.1	0.22	581.1	2.5	1.75
Short-term investments	1,674.4	1.1	0.26	458.7	0.4	0.35
Total interest earning assets	$51,505.3	$563.7	4.39%	$57,229.1	$635.2	4.46%

Interest bearing deposits:
Savings and NOW	$6,909.9	$7.0	0.41%	$4,175.0	$3.0	0.29%
Money market	12,685.4	25.2	0.80	10,206.9	18.5	0.72
Time	13,439.5	74.2	2.21	17,651.8	116.4	2.64
Foreign	214.3	0.2	0.42	469.4	0.4	0.36
Total interest bearing deposits	33,249.1	106.6	1.29	32,503.1	138.3	1.71
Short-term borrowings	774.0	0.4	0.21	4,206.5	2.9	0.27
Long-term borrowings	5,815.6	49.4	3.41	9,439.8	95.5	4.06
Total interest bearing liabilities	$39,838.7	$156.4	1.57%	$46,149.4	$236.7	2.06%

Net interest margin (FTE)		$407.3	3.17%		$398.5	2.79%
Net interest spread (FTE)			2.82%			2.40%

(a)	Fully taxable equivalent (“FTE”) basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(b)	Based on average balances excluding fair value adjustments for available for sale securities.

The Corporation’s consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the six months ended June 30, 2010 and 2009 are presented in the following table ($ in millions):

Consolidated Yield and Cost Analysis

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Average Balance	Interest	Average Yield or Cost (b)	Average Balance	Interest	Average Yield or Cost (b)
Loans and leases (a):
Commercial loans and leases	$12,505.2	$282.4	4.55%	$15,108.2	$296.3	3.96%
Commercial real estate loans	13,535.7	334.4	4.98	13,212.2	339.3	5.18
Residential real estate loans	4,809.4	121.6	5.10	5,731.7	154.0	5.42
Construction and development	5,128.2	97.5	3.83	8,126.0	148.0	3.67
Home equity loans and lines	4,586.8	113.6	4.99	5,016.5	127.4	5.12
Personal loans and leases	2,276.1	61.9	5.49	2,148.4	59.6	5.59
Total loans and leases	42,841.4	1,011.4	4.76	49,343.0	1,124.6	4.60

Investment securities (b):
Taxable	6,545.9	97.3	3.00	6,429.9	120.5	3.77
Tax exempt (a)	887.1	27.8	6.43	1,070.5	35.5	6.77
Total investment securities	7,433.0	125.1	3.41	7,500.4	156.0	4.19
Trading assets (a)	257.4	0.4	0.27	583.1	4.5	1.54
Short-term investments	1,697.7	2.2	0.26	514.2	1.0	0.40
Total interest earning assets	$52,229.5	$1,139.1	4.40%	$57,940.7	$1,286.1	4.48%

Interest bearing deposits:
Savings and NOW	$7,067.7	$15.4	0.44%	$3,854.4	$4.1	0.22%
Money market	12,312.9	48.7	0.80	10,417.8	34.8	0.67
Time	14,056.3	154.5	2.22	17,776.0	236.1	2.68
Foreign	230.9	0.5	0.41	794.2	1.3	0.34
Total interest bearing deposits	33,667.8	219.1	1.31	32,842.4	276.3	1.70
Short-term borrowings	893.8	1.1	0.24	4,961.1	6.9	0.28
Long-term borrowings	6,022.6	102.4	3.43	9,504.9	195.5	4.15
Total interest bearing liabilities	$40,584.2	$322.6	1.60%	$47,308.4	$478.7	2.04%

Net interest margin (FTE)		$816.5	3.15%		$807.4	2.81%
Net interest spread (FTE)			2.80%			2.44%

(a)	Fully taxable equivalent (“FTE”) basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(b)	Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin FTE amounted to 3.17% in the second quarter of 2010 compared to 2.79% in the second quarter of 2009, an increase of 38 basis points.  For the six months ended June 30, 2010, the net interest margin FTE was 3.15% compared to 2.81% for the six months ended June 30, 2009, an increase of 34 basis points.  Growth in transaction deposits, particularly noninterest bearing deposits, a favorable shift in deposit types, lower term funding costs due in part to the reduction in higher cost long-term borrowings through re-acquisition and maturities, lower nonperforming loans and the partial deployment of excess liquidity resulted in higher net interest income in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009.  At June 30, 2010, the Corporation’s ratio of loans to deposits was 104.4% compared to 117.0% at June 30, 2009.  The yield on earning assets declined by 7 basis points and the cost for interest bearing liabilities declined by 49 basis points for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  For the six months ended June 30, 2010, the yield on earning assets declined by 8 basis points and the cost for interest bearing liabilities declined by 44 basis points compared to the six months ended June 30, 2009.  Net interest income in the second quarter and first six months of 2010 continued to be compressed as a result of the elevated levels of nonperforming loans and leases, interest rate concessions associated with accruing renegotiated loans and management’s decision to maintain higher levels of liquid assets.  The net interest margin FTE in the second quarter of 2010 increased by 4 basis points compared to the reported net interest margin FTE of 3.13% for the first quarter of 2010.

Management expects net interest income and the net interest margin will remain relatively stable in the near term. Net interest income and the net interest margin percentage can vary and will continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation’s markets, prepayment activity, future interest rate changes, levels of nonperforming loans and various other factors.

SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE AND CREDIT QUALITY

The following tables present comparative consolidated credit quality information as of June 30, 2010 and the prior four quarters:

Consolidated Credit Quality Information
($000’s)

	2010		2009
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Nonperforming assets :
Nonaccrual loans and leases	$1,722,604	$1,898,734	$1,987,081	$2,121,994	$2,221,659
Nonaccrual loans held for sale	78,770	55,063	57,670	128,067	194,489
Total nonperforming loans and leases	$1,801,374	$1,953,797	$2,044,751	$2,250,061	$2,416,148
Other real estate owned (OREO)	445,501	454,317	430,821	351,216	356,790
Total nonperforming assets	$2,246,875	$2,408,114	$2,475,572	$2,601,277	$2,772,938

Accruing renegotiated loans	$714,574	$731,839	$793,459	$935,260	$818,538

Loans past due 90 days or more and still accruing interest	$8,063	$9,332	$8,755	$13,084	$15,060

Allowance for loan and lease losses	$1,516,780	$1,515,154	$1,480,470	$1,413,743	$1,367,782

Consolidated Statistics:
Net charge-offs (annualized) to average loans and leases	4.17%	3.94%	5.01%	4.48%	4.95%
Total nonperforming loans and leases to total loans and leases	4.36	4.58	4.62	4.88	5.01
Total nonperforming assets to total loans and leases and OREO	5.38	5.59	5.54	5.60	5.71
Allowance for loan and lease losses to total loans and leases	3.67	3.55	3.35	3.07	2.84
Allowance for loan and lease losses to nonaccrual loans and leases (excluding nonaccrual loans held for sale)	88	80	75	67	62

Credit Quality Trends

The Corporation’s credit quality statistics as of and for the three and six months ended June 30, 2010 reinforced recent trends with additional positive evidence that the Corporation has experienced credit improvement. Those trends include the following:

Nonaccrual loans and leases, which the Corporation refers to as nonperforming loans and leases, are considered to be those loans and leases with the greatest risk of loss.  Nonperforming loans and leases reached their highest reported quarter-end balance of $2,416.1 million or 5.01% of consolidated loans and leases at June 30, 2009, which was the tenth consecutive quarter of an increase in nonperforming loans and leases since December 31, 2006.  Since June 30, 2009, nonperforming loans and leases have declined each consecutive quarter-end and amounted to $1,801.4 million or 4.36% of consolidated loans and leases at June 30, 2010, a decrease of $614.7 million or 25.4% since June 30, 2009.

The balances of new loans and leases transferred to nonperforming status during the second quarter of 2010 were at their lowest level since the first quarter of 2008 and were $61.7 million or 9.2% lower than the balances of new loans and leases transferred to nonperforming status during the first quarter of 2010.  The balances of new loans and leases transferred to nonperforming status during the first half of 2010 were approximately $1,136.2 million or 46.9% less than the balances of new loans and leases transferred to nonperforming status during the first half of 2009 and were $499.4 million or 28.0% less than the balances of new loans and leases transferred to nonperforming status during the second half of 2009.

Loans and leases past due 30-89 days, excluding credit card loans, student loans and loans and leases in nonperforming status (“early stage delinquencies”), amounted to $457.3 million or 1.11% of consolidated loans and leases at June 30, 2010 and were  $76.3 million or 14.3% lower than early stage delinquencies at March 31, 2010. Early stage delinquencies amounted to $1,477.0 million or 3.00% of outstanding loans and leases at March 31, 2009.  Since March 31, 2009, early stage delinquencies have declined as of each consecutive quarter-end and have decreased $1,019.7 million or 69.0% since March 31, 2009.

Nonperforming Loans and Leases

At June 30, 2010, total nonperforming loans and leases amounted to $1,801.4 million or 4.36% of consolidated loans and leases compared to $1,953.8 million or 4.58% of consolidated loans and leases at March 31, 2010, a decrease of $152.4 million or 7.8%.  Included in nonperforming loans and leases at June 30, 2010 and March 31, 2010 were $322.2 million, and $310.1 million, respectively, of nonperforming troubled debt restructured loans, which the Corporation refers to as renegotiated loans. Over half of the amount of nonperforming renegotiated loans relates to one credit relationship that consists of multiple commercial real estate loans for geographically dispersed commercial real estate investments related to the lodging industry that were transferred from accruing renegotiated loans to nonperforming commercial real estate loans in the fourth quarter of 2009.

Generally, loans that are 90 days or more past due as to interest or principal are placed on nonaccrual and nonperforming status.  Exceptions to these rules are generally made only for loans fully collateralized by readily marketable securities or other relatively risk free collateral and certain personal loans.  However, the Corporation may also determine that a loan is impaired and should be placed on nonaccrual status when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due to it according to the contractual terms of the loan agreement, regardless of the payment status.  In situations where payments are less than 90 days past due, management’s decision to place a loan on nonaccrual status requires judgment in assessing the borrower’s ability to continue to pay under the terms of the loan agreement.  At June 30, 2010, approximately $509.2 million or 28.3% of the Corporation’s total nonperforming loans and leases were less than 30 days past due.  In addition, approximately $152.0 million or 8.4% of the Corporation’s total nonperforming loans and leases were greater than 30 days past due but less than 90 days past due at June 30, 2010.  In total, approximately $661.2 million or 36.7% of the Corporation’s total nonperforming loans and leases were less than 90 days past due at June 30, 2010.

Deteriorating conditions in the U.S. housing market became evident in the first half of 2007, accelerated sharply in the second half of the year and continued at an accelerated pace in 2008 and through the first half of 2009.  These deteriorating conditions have been fueled and extended, in part, by elevated levels of unemployment.

In this stressed housing market, which has included elevated levels of delinquencies and volatile real estate values, the adequacy of collateral securing the loan becomes a much more important factor in determining expected loan performance.  In many cases, rapidly declining real estate values have resulted in the determination that the collateral was insufficient to cover the Corporation’s recorded investment in the loan.  These factors resulted in the Corporation’s loan and lease portfolio experiencing significantly higher incidences of default and a significant increase in loss severity in 2009 and 2008.

For commercial loans the Corporation obtains updated appraisals at the time a borrower begins to show financial stress.  This typically coincides with management’s reassessment of the borrower’s creditworthiness.  For consumer type loans, market valuation information is obtained each quarter and appraisals are obtained when a loan is transferred to nonperforming status in anticipation of foreclosure.

For construction and development loans, specifically for loans where land is the primary collateral for either commercial construction or residential property construction loans, both “as is” and “liquidation value” valuations are obtained in updated appraisals.  If these loans are on nonaccrual status, greater emphasis is placed on the liquidation value as the basis for identifying potential impairment.

For construction and development loans, specifically where construction has commenced, “as is,” “as developed,” and/or “liquidation value” valuations may be obtained.  Greater weight is placed on the valuation alternative based on the percentage of completion of the project.  If substantial construction has been completed, the “as is” or “as developed” valuations would be used to identify potential impairment if the loan is in nonperforming status.  Determining the percentage of completed construction requires significant management judgment.  The quality of existing tenants, lease commitments for future construction, and lease rates are all considered when selecting the appropriate valuation method for loans where the primary collateral is income producing properties.

In calculating the fair value of collateral for collateral dependent loans, which is used in determining the adequacy of the allowance for loan and lease losses, the Corporation applies 5% to 10% discounts for selling expenses in measuring impairment.  In addition, the appropriateness of discounts for  “as is” or “liquidation value” appraisals that are more than six months old are considered in evaluating impairment for collateral dependent loans.  The Corporation continuously re-assesses the timeliness and propriety of appraisals for collateral dependent loans, especially in volatile real estate markets such as Arizona.  The Corporation uses a variety of sources, such as recent sales of loans and sales of OREO, to validate the collateral values used to determine the amount of loss exposure at the measurement date.

The Corporation continues to work aggressively to isolate, identify and assess its underlying loan and lease portfolio credit quality and has developed and continues to develop strategies to reduce and mitigate its loss exposure.  During the three and six month periods ended June 30, 2010, the Corporation sold $102.0 million and $157.0 million, respectively, of nonperforming and potential problem loans.  At June 30, 2010, the Corporation held for sale $78.8 million of nonperforming loans and $45.8 million of potential problem loans. Those loans were charged down to their net realizable value when they were classified as held for sale.

The following table shows the Corporation’s nonperforming loans and leases by type of loan or lease at June 30, 2010 and March 31, 2010.

Major Categories of Nonperforming Loans & Leases
($ in millions)

	June 30, 2010				March 31, 2010
	Loans & Leases	Percent of Total Loans & Leases	Nonperform- ing Loans & Leases	% Nonperform- ing to Loan & Lease Type	Loans & Leases	Percent of Total Loans & Leases	Nonperform- ing Loans & Leases	% Nonperform- ing to Loan & Lease Type
Commercial loans & leases	$12,247	29.6%	$246.0	2.01%	$12,315	28.9%	$252.7	2.05%
Real estate:
Commercial real estate	13,310	32.2	655.7	4.93	13,532	31.7	657.1	4.86
Residential real estate	4,625	11.2	252.3	5.45	4,824	11.3	269.6	5.59
Construction and development:
Commercial construction	1,988	4.8	214.7	10.80	2,305	5.4	231.4	10.04
Commercial land	725	1.8	93.7	12.92	829	2.0	110.5	13.35
Construction by developers	303	0.7	49.2	16.24	361	0.9	64.9	17.96
Residential land	1,277	3.1	182.8	14.31	1,425	3.3	223.9	15.72
Construction by individuals	126	0.3	20.6	16.35	186	0.4	50.8	27.29
Total construction and development	4,419	10.7	561.0	12.70	5,106	12.0	681.5	13.35
Total real estate	22,354	54.1	1,469.0	6.57	23,462	55.0	1,608.2	6.85
Consumer loans & leases:
Home equity loans and lines of credit	4,487	10.9	77.0	1.72	4,590	10.8	80.0	1.74
Other consumer loans and leases	2,229	5.4	9.4	0.42	2,282	5.3	12.9	0.57
Total consumer loans & leases	6,716	16.3	86.4	1.29	6,872	16.1	92.9	1.35
Total loans & leases	$41,317	100.0%	$1,801.4	4.36%	$42,649	100.0%	$1,953.8	4.58%

Every major category of loans and leases experienced a decline in the amount of nonperforming loans and leases at June 30, 2010 compared to March 31, 2010.

Consistent with recent quarters, nonperforming real estate loans were the primary source of the Corporation’s nonperforming loans and leases and represented approximately 81.5% of total nonperforming loans and leases at June 30, 2010 compared to approximately 82.3% of total nonperforming loans and leases at March 31, 2010.  Nonperforming real estate loans amounted to $1,469.0 million at June 30, 2010 compared to $1,608.2 million at March 31, 2010, a decrease of $139.2 million or 7.8%.  Nonperforming real estate loans consisted of the following categories:

Nonperforming commercial real estate loans amounted to $655.7 million at June 30, 2010 was relatively unchanged compared to $657.1 million at March 31, 2010. Included in this category of nonperforming commercial real estate loans are nonperforming business real estate, multifamily and farmland loans.  Nonperforming business real estate loans increased $21.1 million or 4.3% and nonperforming multifamily loans decreased $25.3 million or 16.5% at June 30, 2010 compared to March 31, 2010.  Nonperforming farmland loans increased $2.8 million at June 30, 2010 compared to March 31, 2010. At June 30, 2010, approximately 33.7% of nonperforming business real estate loans or 26.1% of total nonperforming commercial real estate loans related to one credit relationship that consists of multiple commercial real estate loans for geographically dispersed commercial real estate investments related to the lodging industry that were placed in nonperforming status in  2009.

Nonperforming residential real estate (1-4 family) loans decreased $17.3 million or 6.4% compared to March 31, 2010 and amounted to $252.3 million or 5.45% of total residential real estate loans at June 30, 2010 compared to $269.6 million or 5.59% of total residential real estate loans at March 31, 2010.  Elevated levels of unemployment have continued to be a source of economic stress for this portfolio. Nonperforming residential real estate loans in Arizona were 57.5% of total nonperforming residential real estate loans at June 30, 2010 and accounted for the majority of the decrease in nonperforming residential real estate loans from March 31, 2010 to June 30, 2010.

Since June 30, 2009, nonperforming construction and development loans have declined at each consecutive quarter-end and amounted to $561.0 million at June 30, 2010 compared to $1,043.4 million at June 30, 2009, a decrease of $482.4 million or 46.2%.  Compared to March 31, 2010, nonperforming construction and development loans declined $120.5 million or 17.7% during the second quarter of 2010. The decrease in nonperforming construction and development loans was primarily due to reduced levels of new nonperforming loans, loan sales and charge-offs.  The reduced levels of new nonperforming construction and development loans reflect the decline in volume of new larger construction loans transferring to nonperforming status, especially in Florida and Arizona.  Nonperforming construction and development loans represented 38.2% of the Corporation’s nonperforming real estate loans and 31.1% of the Corporation’s total nonperforming loans and leases at June 30, 2010.  Nonperforming construction and development loans in Florida and Arizona accounted for $229.4 million or 40.9% of total nonperforming construction and development loans at June 30, 2010.

Nonperforming consumer loans and leases amounted to $86.4 million at June 30, 2010 compared to $92.9 million at March 31, 2010, a decrease of $6.5 million or 7.0%.  Nonperforming consumer loans and leases as a percent of total consumer loans and leases was 1.29% at June 30, 2010 and 1.35% at March 31, 2010 and remained relatively stable despite the elevated levels of unemployment that have continued to be a source of economic stress for consumers.

The following table presents a geographical summary of nonperforming loans and leases at June 30, 2010 and March 31, 2010.

Geographical Summary of Nonperforming Loans & Leases
($ in millions)

	June 30, 2010				March 31, 2010
	Loans & Leases	Percent of Total Loans & Leases	Nonperform- ing Loans & Leases	% Nonperform- ing to Loan & Lease by State	Loans & Leases	Percent of Total Loans & Leases	Nonperform- ing Loans & Leases	% Nonperform- ing to Loan & Lease by State
Wisconsin	$15,701	38.0%	$321.8	2.05%	$16,025	37.6%	$328.4	2.05%
Arizona	4,648	11.2	319.2	6.87	4,995	11.7	407.2	8.15
Minnesota	4,619	11.2	137.7	2.98	4,618	10.8	140.1	3.03
Missouri	3,068	7.4	175.7	5.73	3,132	7.3	168.5	5.38
Florida	2,398	5.8	274.0	11.43	2,586	6.1	276.9	10.71
Indiana	1,612	3.9	45.8	2.84	1,587	3.7	43.1	2.72
Kansas	940	2.3	71.0	7.55	1,037	2.4	68.4	6.60
Others	8,331	20.2	456.2	5.48	8,669	20.4	521.2	6.01
Total	$41,317	100.0%	$1,801.4	4.36%	$42,649	100.0%	$1,953.8	4.58%

The Corporation has experienced a significant reduction in the amount of nonperforming loans in Arizona.  At December 31, 2009, nonperforming loans in Arizona amounted to $431.4 million or 8.08% of loans outstanding in Arizona compared to $319.2 million or 6.87% of loans outstanding in Arizona at June 30, 2010, a decrease in nonperforming loans of $112.2 million or 26.0%.  Since March 31, 2010, nonperforming loans in Arizona decreased $88.0 million or 21.6% during the second quarter of 2010. Nonperforming loans in Arizona represented 17.7% of total consolidated nonperforming loans and leases at June 30, 2010 and continue to be one of the largest concentrations of nonperforming loans in the Corporation’s loan and lease portfolio.  Nonperforming residential real estate loans decreased $22.9 million or 13.6% during the second quarter of 2010 and amounted to $145.1 million or 45.5% of nonperforming loans in Arizona at June 30, 2010 compared to $168.0 million or 41.2% of nonperforming loans in Arizona at March 31, 2010.  Nonperforming construction and development loans decreased $61.5 million or 35.3% during the second quarter of 2010 and amounted to $112.5 million or 35.2% of nonperforming loans in Arizona at June 30, 2010 compared to $174.0 million or 42.7% of nonperforming loans in Arizona at March 31, 2010.

Loans and leases in Wisconsin is the largest concentration of loans and leases in the Corporation’s loan and lease portfolio.  The Wisconsin loan and lease portfolio has consistently maintained the lowest percent of nonperforming loans and leases to total loans and leases compared to the Corporation’s other markets.  Consistent with the Corporation’s total loan and lease portfolio, loans and leases in Wisconsin have experienced some elevated levels of stress across the portfolio but generally have performed better than the Corporation’s other markets. Nonperforming loans in Wisconsin represented 17.9% of total consolidated nonperforming loans at June 30, 2010. At June 30, 2010, nonperforming loans and leases in Wisconsin amounted to $321.8 million or 2.05% of total loans and leases outstanding in Wisconsin compared to $328.4 million or 2.05% of total loans and leases outstanding in Wisconsin at March 31, 2010, a decrease of $6.6 million or 2.0%.  Nonperforming loans and leases amounted to $401.7 million or 2.43% of total loans and leases outstanding in Wisconsin at December 31, 2009. Nonperforming loans and leases in Wisconsin decreased $79.9 million or 19.9% from December 31, 2009 to June 30, 2010.  Approximately $50.0 million of that decrease was associated with a loan to a bank holding company that was charged-off during the first quarter of 2010.

Like Wisconsin, loans and leases in Minnesota and Indiana have experienced some elevated levels of stress across the portfolio but generally have performed better than the Corporation’s other markets.  Since December 31, 2009, these portfolios have maintained relatively stable levels of nonperforming loans as measured by the percent of nonperforming loans and leases to total loans and leases outstanding.  Loans and leases in Kansas have experienced an increase in nonperforming loans since December 31, 2009. The increase in nonperforming loans in Kansas was across all loan types. At June 30, 2010, loans and leases in Kansas represented only 2.3% of the Corporation’s consolidated loan and lease portfolio.

Nonperforming loans in Florida amounted to $274.0 million at June 30, 2010 compared to $276.9 million at March 31, 2010, a decrease of $2.9 million or 1.1%. Nonperforming loans in Florida represented 15.2% of total consolidated nonperforming loans at June 30, 2010. Nonperforming commercial real estate loans in Florida decreased $8.1 million or 7.3% during the second quarter of 2010 and amounted to $103.3 million or 37.7% of nonperforming loans in Florida at June 30, 2010 compared to $111.4 million or 40.2% of nonperforming loans in Florida at March 31, 2010.  Nonperforming construction and development loans increased $1.2 million or 1.1% during the second quarter of 2010 and amounted to $116.9 million or 42.7% of nonperforming loans in Florida at June 30, 2010 compared to $115.7 million or 41.8% of nonperforming loans in Florida at March 31, 2010.  Nonperforming loans and leases amounted to $307.5 million or 11.3% of total loans and leases outstanding in Florida at December 31, 2009. Nonperforming loans and leases in Florida decreased $33.5 million or 10.9% from December 31, 2009 to June 30, 2010.

Nonperforming loans outside of the Corporation’s primary markets amounted to $456.2 million or 5.48% of loans outside of the Corporation’s primary markets at June 30, 2010 compared to $521.2 million or 6.01% of loans outside of the Corporation’s primary markets at March 31, 2010, a decrease in nonperforming loans of $65.0 million or 12.5%.  At June 30, 2010, approximately $171.1 million or 37.5% of nonperforming loans outside of the Corporation’s primary markets related to one credit relationship that consists of multiple commercial real estate loans for geographically dispersed commercial real estate investments related to the lodging industry that was placed in nonperforming status in 2009.

Other Real Estate Owned (OREO)

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans.  Activity relating to OREO for the six months ended June 30, 2010 and 2009 consisted of the following:

	Six Months Ended June 30,
	($ in millions)
	2010	2009
Other Real Estate Owned (OREO):
Beginning Balance	$430.8	$320.9
Additions, net of initial write-downs	239.9	199.5
Dispositions	(188.0)	(125.2)
Capitalized costs	2.0	2.4
Valuation adjustments	(39.2)	(40.8)
Ending Balance	$445.5	$356.8

Write-downs at initial transfer from loans to OREO are recorded as charge-offs.  Valuation adjustments after the initial transfer, which are included as a component of net OREO expenses in the Consolidated Statements of Income, reflect the decline in real estate values due to the economy and elevated levels of unemployment and other real estate market conditions at the measurement date.

Valuation adjustments included in net OREO expenses amounted to $18.8 million in the second quarter of 2010 compared to $20.0 million in the second quarter of 2009, a decrease of $1.2 million or 6.2%. For the six months ended June 30, 2010, valuation adjustments included in net OREO expenses amounted to $39.2 million compared to $40.8 million for the six months ended June 30, 2009, a decrease of $1.6 million or 4.0%.  Valuation adjustments reported for the six months ended June 30, 2010 declined $29.1 million or 42.6% compared to six months ended December 31, 2009.  Valuation adjustments amounted to $35.5 million in the third quarter of 2009 and $32.8 million in the fourth quarter of 2009.

At June 30, 2010, properties acquired in partial or total satisfaction of problem loans, based on loan type, consisted of construction and development of $329.4 million, 1-4 family residential real estate of $55.8 million and commercial real estate of $60.3 million.  At June 30, 2009, properties acquired in partial or total satisfaction of problem loans, based on loan type, consisted of construction and development of $269.0 million, 1-4 family residential real estate of $66.0 million and commercial real estate of $21.8 million.  OREO in Arizona represented approximately 34.7% and 51.1% of total OREO at June 30, 2010 and 2009, respectively.  As a result of the soft real estate market and the increased possibility of foreclosures due to the elevated levels of nonperforming loans, management expects that OREO will remain at elevated levels in future quarters.

Troubled Debt Restructuring (Accruing Renegotiated Loans)

The Corporation does not characterize all modified loans as troubled debt restructurings (“TDRs”).  In the ordinary course of business, the Corporation modifies loan terms across loan types, including both consumer and commercial loans, for a variety of reasons.  For example, modifications to consumer loans are generally limited to short-term deferrals to accommodate specific, temporary circumstances.  Modifications to commercial loans may include, but not be limited to, changes in interest rate, maturity, amortization and financial covenants.  In the original underwriting, loan terms are established that represent the then current and projected financial condition of the borrower.  Over any period of time, modifications to these loan terms may be required due to changes in the original underwriting assumptions.  These assumptions may include the changing financial requirements of the borrower as well as changes in underwriting standards of the Corporation.  If the modified terms are consistent with competitive market conditions and representative of terms the borrower could otherwise obtain in the open market, the modified loan is not categorized as a TDR.

For a loan modification to be a TDR, which the Corporation also refers to as “renegotiated loans,” the following three conditions must all be present: (1) the borrower is experiencing financial difficulty, (2) the Corporation makes a concession to the original contractual loan terms, and (3) the concessions are for economic or legal reasons related to the borrower’s financial difficulty that the Corporation would not otherwise consider.

Modifications of loan terms to borrowers experiencing financial difficulty are made in an attempt to protect as much of the Corporation’s investment in the loan as possible.  These modifications are generally made to either prevent a loan from becoming non-accrual or to return a non-accrual loan to performing status based on the expectation that the borrower can adequately perform in accordance with the modified terms.

The determination of whether a modification should be accounted for as a TDR requires significant judgment after taking into consideration all facts and circumstances surrounding the transaction.  No single characteristic or factor, taken alone, is determinative of whether a modification should be classified as a TDR.  The fact that a single characteristic is present in a transaction is not considered sufficient to overcome the preponderance of contrary evidence.

Assuming all the other TDR criteria are met, the Corporation considers one or a combination of the following concessions to the loan terms to be TDRs:  (1) a reduction of the stated interest rate, (2) an extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with a similar term, or (3) forgiveness of principal or accrued interest.

Overview

The Corporation recognizes that the current economy, elevated levels of unemployment and depressed real estate values have resulted in many customers being far more leveraged than prudent and in a very difficult financial position.  Through various forms of communications, the Corporation encourages all customers to contact the Corporation if they are experiencing financial difficulties so that their individual situations can be assessed and to discuss alternatives before formal collection actions are required.  In addition, the Corporation monitors borrowers that are not currently delinquent.  For those borrowers with an original credit bureau score at or below an established level, the Corporation determines if there has been a specified decline in their current credit bureau score.  Customers meeting those criteria are solicited directly and encouraged to contact the Corporation if they are experiencing financial difficulties.

In many cases, the Corporation has restructured loan terms for certain qualified financially distressed borrowers that have agreed to work in good faith to reach a successful repayment agreement and, as previously discussed, have demonstrated the ability to make the restructured payments in order to avoid a pending foreclosure or a foreclosure in the future.  The Corporation has predominantly used reduced interest rates and extended terms to lower contractual payments.

Accruing troubled-debt restructured loans, which the Corporation refers to as “accruing renegotiated loans,” amounted to $714.6 million at June 30, 2010 compared to $731.8 million at March 31, 2010. At June 30, 2010, approximately 38.2% of accruing renegotiated loans were restructured at market interest rates and could be eligible to be transferred out of renegotiated status at the beginning of next year if their payments remain current according to the restructured terms and are current at the end of the year. Irrespective of their classification, these loans are specifically assessed for impairment for purposes of determining the allowance for loan and lease losses.

After restructuring, renegotiated loans result in lower payments than originally required and therefore have a lower risk of loss due to nonperformance than loans classified as nonperforming.  The Corporation’s instances of default and re-default on consumer-related renegotiated loans have been relatively favorable compared with data published by national bank and thrift regulators.  For those consumer-related renegotiated loans that were restructured between June 2008 and December 2009, the total cumulative default and re-default rate as of June 30, 2010 was approximately 26.4%.  The Corporation attributes this experience to its processes used to determine a reasonable repayment program for qualified borrowers and its policy of requiring such borrowers to demonstrate the ability to make the restructured payments for a specified period of time before the loan is transferred to accruing renegotiated status.  The Corporation’s experience with renegotiated loan performance is relatively new and does not encompass an extended period of time.  The Corporation generally has not observed a consistent pattern on the frequency of re-defaults based on the passage of time.  Based on the Corporation’s limited experience, the timing of re-defaults on consumer-related renegotiated loans appear to be more attributable to some event such as loss of employment.  Irrespective of the Corporation’s procedures and policies, payment performance will continue to be adversely affected by unexpected increases in unemployment.  At June 30, 2010, approximately $47.2 million or 6.6% of total accruing renegotiated loans were past due 30-89 days.  At March 31, 2010, approximately $41.0 million or 5.6% of total accruing renegotiated loans were past due 30-89 days.

The Corporation expects nonaccrual loans will initially increase until the loan terms are restructured.  Upon restructuring, nonaccrual loans will decline and the balance of accruing renegotiated loans will increase.  The Corporation expects the balance of accruing renegotiated loans will continue to be elevated in future quarters.

Commercial Loans

Underwriting for all commercial loan modifications follows established credit risk management policies and includes an assessment of the credit risk profile and analysis of the borrower’s current financial position.  Included in this analysis is a detailed review of the borrower’s ability to continue to service its loans under the existing contractual agreement.  Each decision to modify a loan is required to be supported by a written underwriting summary appropriate for the size and type of credit that establishes the sufficiency of the primary and secondary sources of repayment based on the modified terms.

This analysis includes, but is not limited to, a detailed analysis of the borrower’s ability to adequately maintain a current payment history under the restructured agreement.  For collateral dependent loans, this analysis also includes current appraisals or valuations of the collateral so that updated loan-to-values are within the Corporation’s loan policy guidelines.  The analysis may also include an assessment of the borrower’s management team and the industry in which it competes.  These factors, along with any other factors that management of the Corporation may deem appropriate given the risk profile of the borrower, are analyzed to ensure a high probability that the borrower will be able to perform under the terms and conditions of the modified loan.

Commercial loans are returned to an accrual status when receipt of principal and interest payments as they become contractually due is not in doubt based on the preponderance of evidence in the credit analysis, the borrower’s successful past performance, or performance under the modified terms exceeds six months.  Otherwise, interest income is recognized using a cost recovery method.

Consumer Loans

Prior to approval of a consumer loan modification, the Corporation performs a comprehensive financial review of the borrower, which entails an evaluation of the borrower’s total income and total expenses.  The Corporation’s evaluation of a borrower’s total expenses is more comprehensive than the evaluation typically undertaken by the credit bureaus.  The Corporation’s review is substantiated by an analysis of the borrower’s bank account activity and updated credit bureau reports.  Modifications seek to offer the customer an affordable housing payment, maintain total debt service within a prescribed range of net income and provide a monthly cash flow cushion for unexpected events.

For all modified loans, the Corporation maintains the assessment of the borrower’s hardship, debt service capacity, financial condition and prospects for repayment under the revised terms, along with a hardship letter, personal financial worksheet, credit bureau report, proof of income, bank statements and status of homeowner’s insurance and taxes.

In addition to the comprehensive financial review, the Corporation generally requires a successful completion of a performance period prior to a formal modification for consumer loans.  For borrowers whose pre-modified loan was less than 90 days past due at the time of modification, three payments at the proposed restructured payment amount (a three-month performance period) are required before the formal restructuring.  Since repayment performance had been maintained under the original terms and the Corporation has modified the repayment terms to be consistent with the borrower’s re-underwritten debt service capacity, the Corporation is able to determine that it can be reasonably assured that the loan will perform according to the modified terms after the customer successfully completed the three-month performance period prior to the formal restructuring.

If the customer’s pre-modified loan was past due 90 days or more or if the customer’s Total Debt to Total Income ratio exceeds 100%, six payments based on the proposed restructured terms are required (a six-month performance period) before a formal modification is made.  Because the borrower was greater than 90 days past due, a longer performance period is required prior to the formal modification.  Since the customer will have successfully completed the performance period prior to the formal restructuring based on repayment terms modified to be consistent with the re-underwritten debt service capacity, the Corporation is able to determine that it can be reasonably assured that the loan will perform according to the modified terms.

Successful performance results in a formal restructuring agreement, at which time the restructured loan will return to an accrual status.

The following table shows the Corporation’s accruing renegotiated loans by type of loan at June 30, 2010 and March 31, 2010.

Major Categories of Accruing Renegotiated Loans
($ in millions)

	June 30, 2010		March 31, 2010
	Accruing Renegotiated Loans	Percent of Total Accruing Renegotiated Loans	Accruing Renegotiated Loans	Percent of Total Accruing Renegotiated Loans
Commercial	$61.3	8.6%	$64.3	8.8%
Real estate:
Commercial real estate	131.2	18.3	118.1	16.1
Residential real estate	283.6	39.7	282.0	38.5
Construction and development:
Commercial construction	87.8	12.3	100.4	13.7
Commercial land	0.5	0.1	0.5	0.1
Construction by developers	3.0	0.4	3.3	0.5
Residential land	97.7	13.7	110.8	15.1
Construction by individuals	3.7	0.5	8.2	1.1
Total construction and development	192.7	27.0	223.2	30.5
Total real estate	607.5	85.0	623.3	85.1
Consumer
Home equity loans and lines of credit	41.7	5.8	39.9	5.5
Other consumer	4.1	0.6	4.3	0.6
Total consumer	45.8	6.4	44.2	6.1
Total accruing renegotiated loans	$714.6	100.0%	$731.8	100.0%

At June 30, 2010, consumer-related accruing renegotiated loans (residential real estate, residential land, construction by individuals, home equity loans and lines of credit and other consumer loans) represented 60.3% of total accruing renegotiated loans.

Accruing renegotiated commercial loans amounted to $61.3 million at June 30, 2010.  Approximately $37.2 million of the reported amount related to a single loan that is included in Others in the Geographical Summary of Accruing Renegotiated Loans table presented below.

At June 30, 2010, accruing renegotiated commercial real estate loans amounted to $131.2 million.  Approximately $83.2 million of the balance included in this category was related to two commercial real estate loans that are part of one credit relationship that consists of multiple commercial real estate loans related to the lodging industry as previously discussed.  The accruing renegotiated balance related to the two commercial real estate loans is included in Others in the Geographical Summary of Accruing Renegotiated Loans table presented below.

Approximately $94.8 million or 49.2% of accruing renegotiated construction and development loans were located in Arizona at June 30, 2010.

The following table shows the geographical summary of the Corporation’s accruing renegotiated loans at June 30, 2010 and March 31, 2010.

Geographical Summary of Accruing Renegotiated Loans
($ in millions)

	June 30, 2010		March 31, 2010
	Accruing Renegotiated Loans	Percent of Total Accruing Renegotiated Loans	Accruing Renegotiated Loans	Percent of Total Accruing Renegotiated Loans
Wisconsin	$32.8	4.6%	$40.5	5.5%
Arizona	342.7	48.0	368.2	50.3
Minnesota	32.0	4.5	30.6	4.2
Missouri	14.2	2.0	10.0	1.4
Florida	35.0	4.9	17.4	2.4
Indiana	2.9	0.4	2.7	0.4
Kansas	0.7	0.1	1.0	0.1
Others	254.3	35.5	261.4	35.7
Total	$714.6	100.0%	$731.8	100.0%

Approximately $342.7 million or 48.0% of the Corporation’s total accruing renegotiated loans at June 30, 2010 were loans located in Arizona.  Consumer-related accruing renegotiated loans (residential real estate, residential land, construction by individuals, home equity loans and lines of credit and other consumer loans) represented 93.1% of total accruing renegotiated loans in Arizona.

Accruing renegotiated loans located outside of the Corporation’s primary markets amounted to $254.3 million at June 30, 2010 compared to $261.4 million at March 31, 2010, a decrease of $7.1 million or 2.7%.    At June 30, 2010 and March 31, 2010, approximately $37.2 million and $38.6 million, respectively, of the reported amounts relates to a single commercial loan.  At June 30, 2010 and March 31, 2010, approximately $83.2 million and $83.6 million, respectively, of the reported amounts related to a large lending relationship consisting of individual loans for a number of geographically dispersed commercial real estate projects.  These loans continue to perform as expected.

Past Due Loans and Leases

Loans 90 days past due and still accruing interest amounted to $8.1 million at June 30, 2010 compared to $9.3 million at March 31, 2010 and $15.1 million at June 30, 2009.

Delinquency can be an indicator of potential problem loans and leases.  At June 30, 2010, accruing loans and leases past due 30-89 days, excluding credit card loans, student loans and loans in nonperforming status (“early stage delinquencies”), amounted to $457.3 million or 1.1% of total loans and leases outstanding compared to $533.6 million or 1.3% of total loans and leases outstanding at March 31, 2010, a decrease of $76.3 million or 14.3%.  Early stage delinquencies peaked at March 31, 2009 and amounted to $1,477.0 million or 3.0% of total loans and leases outstanding.  Since March 31, 2009, early stage delinquencies have improved in each of the five consecutive quarters ending June 30, 2010.  Management expects early stage delinquencies will stabilize at the June 30, 2010 level which was 1.1% of total loans and leases outstanding.

The following table presents the reconciliation of the allowance for loan and lease losses for the current quarter and the prior four quarters:

Reconciliation of Allowance for Loan and Lease Losses
($000’s)

	2010		2009
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Beginning balance	$1,515,154	$1,480,470	$1,413,743	$1,367,782	$1,352,117
Provision for loan and lease losses	439,899	458,112	639,032	578,701	618,992
Loans and leases charged-off:
Commercial	54,934	137,103	99,307	206,254	68,653
Real estate	384,960	287,310	468,352	323,245	534,264
Personal	15,283	11,662	29,040	11,260	9,144
Leases	599	384	1,464	834	1,054
Total charge-offs	455,776	436,459	598,163	541,593	613,115

Recoveries on loans and leases:
Commercial	5,833	2,821	14,050	1,309	2,491
Real estate	9,302	7,700	9,714	5,844	5,727
Personal	1,990	2,108	1,660	1,599	1,273
Leases	378	402	434	101	297
Total recoveries	17,503	13,031	25,858	8,853	9,788
Net loans and leases charged-off	438,273	423,428	572,305	532,740	603,327
Ending balance	$1,516,780	$1,515,154	$1,480,470	$1,413,743	$1,367,782

Summary of Net Charge-Offs on Loans and Leases
($000’s)

	2010		2009
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Net charge-offs:
Commercial loans and leases	$49,303	$134,093	$86,010	$205,477	$66,769
Commercial real estate	98,820	53,363	78,380	69,558	55,306
Residential real estate	38,968	32,450	75,317	47,227	204,497
Construction and development	207,529	159,664	270,310	171,457	235,296
Home equity loans and lines of credit	30,341	34,133	34,631	29,159	33,438
Personal loans and leases	13,312	9,725	27,657	9,862	8,021
Net charge-offs	$438,273	$423,428	$572,305	$532,740	$603,327

Net charge-offs amounted to $438.3 million or 4.17% of average loans and leases in the second quarter of 2010 compared to $423.4 million or 3.94% of average loans and leases in the first quarter of 2010 and $603.3 million or 4.95% of average loans and leases in the second quarter of 2009.  For the six months ended June 30, 2010, net charge-offs amounted to $861.7 million or 4.06% of average loans and leases, compared to $931.3 million or 3.81% of average loans and leases for the six months ended June 30, 2009.  Included in net charge-offs for commercial loans and leases for the six months ended June 30, 2010 was a $50.0 million charge-off related to a loan to a bank holding company as previously discussed.   The net charge-offs for the periods presented in the table above include the net charge-offs related to the loans that were sold during 2010 and 2009.

Net charge-offs for construction and development loans represented 47.4% of total net charge-offs in the second quarter of 2010 and, consistent with prior quarters, was the largest concentration of net charge-offs across the various loan types.  For the six months ended June 30, 2010, net charge-offs for construction and development loans represented 42.6% of total net charge-offs.

Net charge-offs for commercial real estate loans represented 22.6% of total net charge-offs in the second quarter of 2010 and increased $45.5 million compared to the first quarter of 2010. The Corporation experienced increased net charge-offs in almost all of its markets during the second quarter of 2010. Net charge-offs of commercial real estate loans located in Florida, Missouri and Kansas accounted for $28.6 million or 62.9% of the increase in commercial real estate loan net charge-offs in the second quarter of 2010 compared to the first quarter of 2010.

Net charge-offs related to Arizona and Florida amounted to $229.2 million and accounted for 52.3% of total net charge-offs in the second quarter of 2010.  For the six months ended June 30, 2010, net charge-offs related to Arizona and Florida amounted to $413.8 million and accounted for 48.0% of total net charge-offs in the six months ended June 30, 2010. Although net charge-offs in Arizona and Florida continue to be the largest geographical proportion of the Corporation’s net charge-offs, the amount of net charge-offs in Arizona and Florida have significantly decreased.  Net charge-offs in Arizona and Florida in the second quarter of 2010 decreased $182.8 million or 44.4% compared to the second quarter of 2009.  Net charge-offs in Arizona and Florida in the first half of 2010 decreased $177.0 million or 30.0% compared to the first half of  2009 and decreased $95.1 million or 18.7% compared to the second half of 2009.

As previously discussed, real estate related loans continue to be the primary source of the elevated levels in nonperforming loans and leases and net charge-offs in the second quarter of 2010.  Real estate related loans represented the majority of the Corporation’s nonperforming loans and leases at June 30, 2010.  Historically, the Corporation’s loss experience with real estate loans has been relatively low due to the sufficiency of the underlying real estate collateral.  In a stressed real estate market, the value of the collateral securing the loans has become one of the most important factors in determining the amount of loss incurred and the appropriate amount of allowance for loan and lease losses to record at the measurement date.  The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote.  However, in many cases, rapidly declining real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loan which has required significant additional charge-offs.  Declining collateral values have significantly contributed to the elevated levels of net charge-offs and the increase in the provision for loan and lease losses that the Corporation experienced in 2009 and 2008. Management believes real estate market conditions may be beginning to exhibit some signs of stabilization.

Partial Charge-Offs

Charge-Off Policy

Consistent with regulatory guidance and the Corporation’s loan policy, charge-offs are taken when specific loans, or portions thereof, are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  The Corporation’s policy is to promptly charge these loans off in the period the uncollectible loss amount is reasonably determined.  The charge-off does not mean that the asset has no recovery or salvage value, but rather that it is not practical to defer writing down this loan when available information confirms that the loan, or a portion thereof, is uncollectible.  The reasons for charge-offs on commercial loans, including the values used in determining the charge-off amounts, are formally documented and subject to approval procedures for all commercial charge-offs.

Triggering Events for Partial Charge-Offs

Commercial Loans

Consistent with regulatory guidance and the Corporation’s loan policy, the Corporation promptly charges-off commercial loans, or portions thereof, when available information confirms that specific loans are uncollectible.  Information that may be used to determine the uncollectible nature of the loan includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations.

Consumer Loans

Consistent with regulatory guidance and the Corporation’s loan policy, the Corporation promptly charges-off consumer-related loans, or portions thereof, when the Corporation reasonably determines the amount of the loss.  However, in no case does the charge-off exceed the applicable regulatory timeframes.

The amount of cumulative net charge-offs recorded on the Corporation’s nonperforming loans outstanding at June 30, 2010 was approximately $738.0 million or 53.9% of the unpaid principal balance of the affected nonperforming loans.

The Corporation’s nonperforming loans and leases at June 30, 2010 and March 31, 2010 consisted of the following:

	June 30, 2010		March 31, 2010
Nonperforming Loans and Leases	Amount ($000's)	Percent of Total Nonperforming Loans and Leases	Amount ($000's)	Percent of Total Nonperforming Loans and Leases

Nonperforming loans and leases with partial charge-offs	$611,331	33.9%	$663,519	34.0%
Nonperforming loans and leases without partial charge-offs	1,111,273	61.7%	1,235,215	63.2%
Total nonperforming loans and leases	1,722,604		1,898,734
Nonperforming loans held for sale	78,770	4.4%	55,063	2.8%
Total nonperforming loans and leases	$1,801,374	100.0%	$1,953,797	100.0%

The result of recording partial charge-offs on nonperforming loans and leases had the following impact on certain credit quality statistics:

	Total Nonperforming Loans and Leases
	June 30, 2010		March 31, 2010
Consolidated Credit Quality Statistics	Including Nonperforming Loans and Leases with Partial Charge- Offs	Excluding Nonperforming Loans and Leases with Partial Charge- Offs	Including Nonperforming Loans and Leases with Partial Charge- Offs	Excluding Nonperforming Loans and Leases with Partial Charge- Offs

Total nonperforming loans and leases to total loans and leases	4.36%	2.71%	4.58%	2.91%
Allowance for loan and lease losses to total loans and leases	3.67%	3.73%	3.55%	3.61%
Allowance for loan and lease losses to nonperforming loans and leases (excluding nonperforming loans held for sale)	88%	136%	80%	123%

As shown in the above table, the ratio of the allowance for loan and lease losses to nonperforming loans and leases (excluding nonperforming loans held for sale) is affected by the amount of partial charge-offs recorded on nonperforming loans because the partial charge-offs reduce the allowance for loan and lease losses required at the measurement date.  The partial charge-offs have significantly contributed to the reported decline in the ratio of the allowance for loan and lease losses to nonperforming loans and leases (excluding nonperforming loans held for sale) in recent years.

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

	Commercial ($ in millions)
	June 30, 2010	% of Consolidated Total	March 31, 2010	% of Consolidated Total

Loans and leases	$12,246.9	29.6%	$12,315.5	28.9%
Nonaccrual loans and leases	246.0	13.7	252.7	12.9
Accruing renegotiated loans	61.3	8.6	64.3	8.8
Loans and leases past due 30-89 days	63.6	10.4	71.7	10.2
Quarter-to-date net charge-offs	49.3	11.2	134.1	31.7

Commercial loans and leases are extended across many industry types that at June 30, 2010 included: manufacturing (23%), wholesale trade (14%), finance and insurance (11%), retail trade (8%), real estate (7%), construction (6%), professional (5%), management companies (3%), agriculture (4%), transportation and warehousing (4%) and health care (3%).

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

Commercial loans and leases are associated with customers located in Wisconsin (42%), Minnesota (14%), Missouri (10%), Illinois (5%), Arizona (4%), Indiana (4%), Florida (3%) and Kansas (3%).

Commercial and industrial loans continued to contract in the second quarter of 2010 compared to the first quarter of 2010 although at a slower rate than the contraction experienced in the prior four quarters. Commercial customers appear to still be focused on expense management and debt reduction by delaying capital expenditures and reducing working capital demand.  However, commercial loan commitments and credit lines utilization have shown signs of stabilizing over the past two quarters.  Commercial loan and lease balances are expected to continue to contract at a slower rate. The rate of contraction will depend on the pace and strength of economic improvement.

Nonperforming commercial loans and leases amounted to $246.0 million at June 30, 2010 compared to $252.7 million at March 31, 2010, a net decrease of $6.7 million.

Net charge-offs related to bank holding companies amounted to $5.7 million in the second quarter of 2010.  Included in net charge-offs for the quarter ended March 31, 2010, was a charge-off of approximately $50.0 million related to a loan to a bank holding company.  At December 31, 2009, that loan was the Corporation’s largest single nonperforming loan outstanding.  That loan had been fully reserved since being placed in nonperforming status earlier in 2009.  Included in net charge-offs for the year ended December 31, 2009 were charge-offs related to loans to certain bank holding companies that amounted to $157.8 million.  Those charge-offs related to four bank holding companies and were taken due to a series of events that included:  (1) a significant deterioration in the loan portfolios of certain of these bank holding companies, (2) unanticipated difficulties or delays in capital raising transactions by certain of these bank holding companies, and (3) regulatory actions against certain of these bank holding companies.

At June 30, 2010, loans outstanding to bank holding companies were approximately $437.0 million of which $6.8 million was in nonperforming status and $63.3 million was identified as potential problem loans. At March 31, 2010, loans outstanding to bank holding companies were approximately $467.0 million, of which $11.5 million was in nonperforming status and $31.6 million was identified as potential problem loans.  Loans to bank holding companies are generally secured by all of the assets of the bank holding company including the common stock of their subsidiaries. The recent economic events and exposure to these loans was taken into consideration in the determination of the allowance for loan and lease losses.

The ratio of nonaccrual commercial loans and leases to total commercial loans and leases at June 30, 2010 was 2.01%.  The average annualized net charge-offs for commercial loans and leases over the past nine quarters based on end of period loans was 2.5%. Excluding the charge-offs relating to loans to bank holding companies, the average annualized net charge-offs for commercial loans and leases over the past nine quarters based on end of period loans was 1.8%.

	Commercial Real Estate ($ in millions)
	June 30, 2010	% of Consolidated Total	March 31, 2010	% of Consolidated Total

Loans	$13,310.5	32.2%	$13,532.0	31.7%
Nonaccrual loans	655.7	36.4	657.1	33.6
Accruing renegotiated loans	131.2	18.3	118.1	16.1
Loans past due 30-89 days	114.2	18.7	159.2	22.6
Quarter-to-date net charge-offs	98.8	22.6	53.4	12.6

Commercial real estate loans include multi-family properties and business purpose loans secured by 1-4 family residences (26%), industrial (17%), office (15%), retail (14%), lodging (6%), farmland (6%) and medical facilities (4%).  Commercial real estate loans as presented do not include commercial construction and land development loans.

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

As a result of the economy, the Corporation has experienced minimal new development activity.  For the six months ended June 30, 2010, average commercial real estate loans amounted to $13,535.7 million compared to average commercial real estate loans of $13,212.2 million for the six months ended June 30, 2009, an increase of $323.5 million or 2.4%.

A portion of the reported year to date average growth represents the migration of construction loans to commercial real estate loans once construction is completed.  In normal market conditions, the Corporation generally limited the amount of post construction financing (permanent financing) it provided to those loans with interest rates and terms that conform to the Corporation’s interest rate risk profile or loans where a significant long-term customer relationship existed.  In many cases, the interest rate and term that customers wanted for permanent financing was readily available and provided by institutional investors in normal market conditions.  The current lack of market liquidity has resulted in customers not being able to secure financing elsewhere irrespective of their ability to service the debt.  As a result, the Corporation has provided interim loans that are intended to provide temporary financing until such time as the liquidity in the commercial real estate lending markets returns to normal conditions.  The interim loans are structured to ensure a significant amount of the income generated from the commercial real estate project is used to pay interest at market rates and reduce outstanding principal.  At the present time, management does not believe that these interim loans have resulted in increased incremental credit risk compared to other commercial real estate loans or have resulted in a significant increase in concentration risk that requires special consideration in determining the adequacy of the allowance for loan and lease losses.

At June 30, 2010, commercial real estate loans consisted of business real estate loans of $9,109.2 million, multi-family properties and business purpose loans secured by 1-4 family residences of $3,465.2 million and farmland loans of $736.1 million.  At June 30, 2010, nonperforming business real estate loans amounted to $508.5 million or 5.6% of total business real estate loans, nonperforming multi-family properties and business purpose loans secured by 1-4 family residences amounted to $128.4 million or 3.7% of total multi-family properties and business purpose loans secured by 1-4 family residences and nonperforming farmland loans amounted to $18.8 million or 2.6% of total farmland loans.

At June 30, 2010, approximately 36% of the business real estate loans were owner-occupied.  Owner-occupied real estate loans are generally expected to have lower levels of default risk.

At June 30, 2010, $171.1 million or 26.1% of total nonaccrual commercial real estate loans and $83.2 million or 63.5% of total renegotiated commercial real estate loans related to one credit relationship that consists of multiple commercial real estate loans for geographically dispersed commercial real estate investments related to the lodging industry.

Net charge-offs for commercial real estate loans represented 22.6% of total net charge-offs in the second quarter of 2010 and increased $45.4 million compared to the first quarter of 2010.  Increased net charge-offs were experienced in almost all of the Corporation’s markets during the second quarter of 2010. Net charge-offs of commercial real estate loans located in Florida, Missouri and Kansas accounted for $28.6 million or 62.9% of the increase in commercial real estate loan net charge-offs in the second quarter of 2010 compared to the first quarter of 2010.  Commercial real estate loans in Missouri and Kansas have recently shown elevated levels of stress.

The ratio of nonaccrual commercial real estate loans to total commercial real estate loans at June 30, 2010 was 4.93%.  The ratio of nonaccrual commercial real estate loans to total commercial real estate loans in Arizona and Florida at June 30, 2010 was 3.48% and 9.68%, respectively.  Nonaccrual commercial real estate loans in Arizona and Florida amounted to $136.5 million or 20.8% of total nonaccrual commercial real estate loans at June 30, 2010.

The average annualized net charge-offs for commercial real estate loans in 2009 based on end of period loans was 1.7%.  The average annualized net charge-offs for commercial real estate loans over the past nine quarters based on end of period loans were 1.6%.

	Residential Real Estate ($ in millions)
	June 30, 2010	% of Consolidated Total	March 31, 2010	% of Consolidated Total

Loans	$4,625.0	11.2%	$4,823.8	11.3%
Nonaccrual loans	252.3	14.0	269.6	13.8
Accruing renegotiated loans	283.6	39.7	282.0	38.5
Loans past due 30-89 days	176.4	29.0	170.8	24.3
Quarter-to-date net charge-offs	39.0	8.9	32.4	7.7

Consistent with long standing practices, the Corporation does not originate sub-prime mortgages, variable interest-only payment plans, or mortgage loans that permit negative amortization.  The Corporation does not originate loans with below market or so-called teaser interest rates at closing and then increase after some contractual period of time.

Residential real estate loans are concentrated in Arizona (38%) and Wisconsin (34%).

Throughout 2009 and the first half of 2010, the Corporation sold over 93% of its residential real estate production to the secondary market.  At June 30, 2010, the residential real estate portfolio consisted of approximately 17% of residential real estate loans that were originated in 2004, 29% that were originated in 2008 or later and 54% that were originated in 2005 through 2007.  Loans originated in 2005 through 2007 have higher potential loss severity in the event of default because the collateral values underlying these loans experienced the greatest depreciation in value.

Residential real estate loans in Arizona have elevated levels of risk.  At June 30, 2010, Arizona residential real estate loans amounted to $1,751.4 million.  Nonperforming residential real estate loans in Arizona amounted to $145.1 million or 8.29% of total Arizona residential real estate loans.  Nonperforming residential real estate loans in Arizona represented 57.5% of total nonperforming residential real estate loans.

The ratio of nonaccrual residential real estate loans to total residential real estate loans at June 30, 2010 was 5.45%.  In Wisconsin, the ratio of nonaccrual residential real estate loans to total residential real estate loans at June 30, 2010 was 2.67%.

At June 30, 2010, approximately $223.0 million or 78.6% of accruing renegotiated residential real estate loans were in Arizona. The total estimated cumulative default and re-default rate as of June 30, 2010 for renegotiated residential real estate loans that were restructured between June 2008 and December 2009 was approximately 17.8%.

The average annualized net charge-offs for residential real estate loans during 2009 based on end of period loans was 6.7%. During 2009, the Corporation completed two bulk loan sales and sold $341.6 million of nonperforming and potential nonperforming residential real estate loans.  The average annualized net charge-offs for residential real estate loans in 2009 based on end of period residential real estate loans and excluding the net charge-offs associated with the loan sales was 3.0%.  The average annualized net charge-offs for residential real estate loans for the second quarter of 2010 and first quarter of 2010 based on end of period loans was 3.4% and 2.7%, respectively.

	Construction and Development ($ in millions)
	June 30, 2010	% of Consolidated Total	March 31, 2010	% of Consolidated Total

Loans	$4,418.5	10.7%	$5,105.6	12.0%
Nonaccrual loans	561.0	31.1	681.5	34.9
Accruing renegotiated loans	192.7	27.0	223.2	30.5
Loans past due 30-89 days	155.5	25.5	218.0	30.9
Quarter-to-date net charge-offs	207.5	47.4	159.7	37.7

Construction and development loans consist of commercial construction, commercial land, construction by developers, residential land and construction by individuals.

The cumulative net charge-offs for construction and development loans was 50.9% of total loan and lease cumulative net charge-offs for the nine quarters ended June 30, 2010.  The average annualized net charge-offs for construction and development loans over the past nine quarters based on end of period loans was 13.5%.  Those losses were predominantly associated with construction and development loans located in Florida and Arizona.

The Corporation has significantly reduced the construction and development loan portfolio, which at its peak in 2007, was approximately 23% of total loans and leases outstanding.  The Corporation continues to reduce the construction and development portfolio, especially in Arizona.  Construction and development loans are expected to continue to contract as the Corporation reduces its concentration in these types of loans to its corporate goal of less than 10% of total loans and leases. Given market conditions, management expects that construction and development loans will ultimately comprise less than 10% of total loans and leases. Construction and development loans were slightly less than 10.7% of total consolidated loans and leases at June 30, 2010.

The Corporation has also significantly reduced the amount and levels of nonperforming construction and development loans. Since June 30, 2009, nonperforming construction and development loans have decreased at each consecutive quarter-end through June 30, 2010.  At June 30, 2009, nonperforming construction and development loans amounted to $1,043.4 million or 15.28% of outstanding construction and development loans compared to nonperforming construction and development loans of $561.0 million or 12.70% of outstanding construction and development loans at June 30, 2010, a decrease of $482.4 million or 46.2%. The decrease in nonperforming construction and development loans was primarily due to reduced levels of new nonperforming loans, restructurings, loan sales and charge-offs.  The reduced levels of new nonperforming loans reflect the decline in volume of new larger construction loans transferring to nonperforming status, especially in Florida and Arizona.

Construction and development loans in Florida and Arizona amounted to $1,449.0 million or 32.8% of total construction and development loans at June 30, 2010 compared to $1,730.0 million or 33.9% of total construction and development loans at March 31, 2010, a decrease of $281.0 million or 16.2%.  At June 30, 2010, nonperforming construction and development loans in Florida and Arizona amounted to $229.4 million or 15.8% of total construction and development loans in Florida and Arizona compared to nonperforming construction and development loans of $289.6 million or 16.7% of total construction and development loans in Florida and Arizona at March 31, 2010, a decrease of $60.2 million or 20.8%.  Nonperforming construction and development loans in Florida and Arizona represented 40.9% of total nonperforming construction and development loans at June 30, 2010 and 42.5% of total nonperforming construction and development loans at March 31, 2010.  Accruing renegotiated construction and development loans in Florida and Arizona amounted to $100.4 million or 52.1% of total accruing renegotiated construction and development loans at June 30, 2010 compared to $116.2 million or 52.1% of total accruing renegotiated construction and development loans at March 31, 2010, a decrease of $15.8 million or 13.6%.

Residential land loans have higher potential loss severity in the event of default because the collateral values underlying these loans have experienced the largest relative decline in value, especially in Arizona.  At June 30, 2010, residential land loans amounted to $1.3 billion or 28.9% of total construction and development loans compared to $1.4 billion or 27.9% of total construction and development loans at March 31, 2010, a decrease of $0.1 billion or 10.4%.  Residential land loans in Arizona were 53.5% of total residential land loans at June 30, 2010 and 54.6% of total residential land loans at March 31, 2010.  At June 30, 2010, nonperforming residential land loans amounted to $182.8 million or 14.3% of total residential land loans compared to nonperforming residential land loans of $223.9 million or 15.7% of total residential land loans at March 31, 2010, a decrease of $41.1 million or 18.3%.  Nonperforming residential land loans in Arizona were 40.0% of total nonperforming residential land loans at June 30, 2010 and 45.3% of total nonperforming residential land loans at March 31, 2010.  Nonperforming residential land loans were 32.6% of total nonperforming construction and development loans at June 30, 2010 and 32.9% of total nonperforming construction and development loans at March 31, 2010.

	Consumer ($ in millions)
	June 30, 2010	% of Consolidated Total	March 31, 2010	% of Consolidated Total

Loans and leases	$6,716.6	16.3%	$6,871.9	16.1%
Nonaccrual loans and leases	86.4	4.8	92.9	4.8
Accruing renegotiated loans	45.8	6.4	44.2	6.1
Loans and leases past due 30-89 days	99.7	16.4	84.7	12.0
Quarter-to-date net charge-offs	43.7	9.9	43.8	10.3

The majority of consumer loans and leases are home equity loans and lines of credit which amounted to $4.5 billion at June 30, 2010.  Home equity lines of credit represent 59% and home equity loans represent 41% of total home equity loans and lines of credit.  Approximately 45% of home equity loans and lines of credit are secured by first mortgages.  At June 30, 2010, home equity lines of credit outstanding (amount drawn) represented approximately 60.3% of the total lines of credit outstanding compared to a three year average of 56.6%.  During 2005 and 2006, when real estate market values were at a peak, the majority of the Corporation’s wholesale originations were sold.

The largest geographic concentration of home equity loans and lines of credit is in Wisconsin (36%) with the remainder geographically dispersed.

The average annualized net charge-offs for home equity loans and lines of credit over the past nine quarters based on end of period loans were 2.1%.  The average annualized net charge-offs for home equity loans and lines of credit for the twelve months ended December 31, 2009 based on end of period loans was 2.4%.  The average annualized net charge-offs for home equity loans and lines of credit for the six months ended June 30, 2010 based on end of period loans was 2.9%.

Credit card loans amounted to $278.6 million or 0.7% of total loans and leases at June 30, 2010.  Credit cards are not a significant component of the Corporation’s loan and lease portfolio.

Provision for Loan and Lease Losses

Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $439.9 million for the second quarter ended June 30, 2010.  By comparison, the provision for loan and lease losses amounted to $458.1 million in the first quarter of 2010 and $619.0 million for the second quarter of 2009.  For the six months ended June 30, 2010 and 2009, the provision for loan and lease losses amounted to $898.0 million and $1,096.9 million, respectively.  The provision for loan and lease losses is the amount required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.  The ratio of the allowance for loan and lease losses to total loans and leases was 3.67% at June 30, 2010 compared to 3.55% at March 31, 2010 and 2.84% at June 30, 2009.

The decline in nonperforming loans for the fourth consecutive quarter, continued improvement in delinquencies for the fifth consecutive quarter, reduced levels of loans going into nonperforming status and lower levels of net charge-offs have resulted in the lower provision for loan and lease losses this quarter compared to the provisions for loan and lease losses reported in any quarter of 2009.  The reported amount of the Corporation’s nonperforming loans and leases continue to be elevated, the improving economy remained fragile and unemployment levels continued to be volatile and elevated.  As demonstrated in 2008 and 2009, the credit environment and underlying collateral values can change rapidly.  Based on those considerations, the Corporation determined that the allowance for loan and lease losses in the second quarter of 2010 should remain consistent with the prior quarter.

The Corporation’s credit quality statistics as of and for the three and six months ended June 30, 2010 reinforced recent trends with additional positive evidence that the Corporation has experienced credit improvement.  Management expects that these trends will continue. Management also expects that continuing credit improvement along with continued improvement in the economy and a reduction or stabilization in unemployment would result in lower provisions for loan and lease losses and a reduced allowance for loan and lease losses in the second half of 2010. There are numerous unknown factors at this time that will ultimately affect the timing and amount of nonperforming loans and leases, net charge-offs and the provision for loan and lease losses that will be recognized in the remainder of 2010.  The timing and amount of charge-offs will continue to be influenced by loan sales and the Corporation’s other strategies for managing its nonperforming loans and leases.

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

OTHER INCOME

Total other income in the second quarter of 2010 amounted to $174.0 million compared to $264.7 million in the same period last year.  For the six months ended June 30, 2010, total other income amounted to $395.6 million compared to $439.2 million for the six months ended June 30, 2009.

During the first quarter of 2010, the Corporation realized a gain of $48.3 million from the sale of its merchant portfolio processing.

For the three and six months ended June 30, 2010 and 2009, the Corporation took advantage of the market credit spreads for long-term borrowings and used excess liquidity to acquire and extinguish long-term borrowings at a gain.  Gain on termination of debt amounted to $0.9 million in the second quarter of 2010 and $9.2 million in the second quarter of 2009. For the six months ended June 30, 2010 and 2009, gain on termination of debt amounted to $11.2 million and $12.3 million, respectively.

Total other income in the second quarter and first half of 2009 includes a gain of $35.4 million from the sale of the Corporation’s Class B Visa common stock and a gain of $43.6 million from the sale of approximately $1.1 billion in principal of U.S. government agency investment securities.  The gains are reported in Net investment securities gains in the Consolidated Statements of Income.

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009, excluding the net investment securities gains and gain on termination of debt as described above, total other income amounted to $173.1 million compared to $176.5 million, a decrease of $3.4 million or 1.9%.  Excluding the gain from the sale of the merchant portfolio processing, net investment securities gains and gain on termination of debt as described above, total other income for the six months ended June 30, 2010 amounted to $336.2 million compared to $347.9 million for the six months ended June 30, 2009, a decrease of $11.7 million or 3.4%.

Wealth management revenue amounted to $69.9 million in the second quarter of 2010 compared to $65.8 million in the second quarter of 2009, an increase of $4.1 million or 6.2%.  For the six months ended June 30, 2010, wealth management revenue amounted to $138.0 million compared to $128.5 million for the six months ended June 30, 2009, an increase of $9.5 million or 7.4%.  Assets under management were $31.7 billion at both June 30, 2010 and 2009 which reflects the effect of market volatility despite continued expansion of the customer base.  Assets under administration were $121.4 billion at June 30, 2010 compared to $109.3 billion at June 30, 2009. That growth was driven by institutional and outsourcing customer growth.  During the second quarter and first half of 2010, strong revenue growth was experienced in both personal and institutional trust services. Wealth management revenue will continue to be affected by market volatility and direction through the remainder of 2010.

For the three months ended June 30, 2010, service charges on deposits amounted to $33.2 million compared to $34.1 million for the three months ended June 30, 2009, a decrease of $0.9 million or 2.5%.  For the six months ended June 30, 2010, service charges on deposits amounted to $65.3 million compared to $69.4 million for the same period in 2009, a decrease of $4.1 million or 5.8%.  A portion of this source of fee income is sensitive to interest rates.  Competitive pricing in the form of earnings credits was used to encourage customers to maintain higher deposit balances resulting in lower fee income.

Total mortgage banking revenue was $7.8 million in the second quarter of 2010 compared to $18.0 million in the second quarter of 2009, a decrease of $10.2 million.  For the six months ended June 30, 2010, total mortgage banking revenue amounted to $14.1 million compared to $28.9 million for the six months ended June 30, 2009, a decrease of $14.8 million or 51.0%.  Reduced sales volume and increased recourse obligation exposure resulted in lower fee income from mortgage banking.  Throughout 2009 and the first half of 2010, the Corporation sold substantially all of its residential real estate production to the secondary market.  Residential mortgage loans sold in the secondary market amounted to $0.4 billion and $0.8 billion in the three and six months ended June 30, 2010, respectively.  For the three and six months ended June 30, 2009, residential mortgage loans sold in the secondary market amounted to $1.0 billion and $1.8 billion, respectively.

Net investment securities gains amounted to $3.7 million in the second quarter of 2010 compared to $82.7 million in the second quarter of 2009.  For the six months ended June 30, 2010, net investment securities gains amounted to $3.8 million compared to $82.7 million for the six months ended June 30, 2009.  During the second quarter of 2009, the Corporation recorded a gain of $35.4 million from the sale of Visa Class B common stock.  Also during the second quarter of 2009, the Corporation sold U.S. government agency securities with a principal amount of approximately $1.1 billion, resulting in a gain of $43.6 million.

Bank-owned life insurance revenue amounted to $11.8 million for the three months ended June 30, 2010 compared to $8.0 million for the three months ended June 30, 2009.  For the six months ended June 30, 2010, bank-owned life insurance revenue amounted to $22.6 million compared to $17.3 million for the six months ended June 30, 2009.  The recovery in the value of the underlying invested assets throughout 2009 resulted in improved crediting rates in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009.

Gain on the termination of debt amounted to $0.9 million and $9.2 million for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, gain on the termination of debt amounted to $11.2 million and $12.3 million, respectively.  During the second quarter of 2010, the Corporation re-acquired and extinguished long term borrowings issued by the Corporation’s wholly-owned subsidiary, M&I Marshall & Ilsley Bank (“M&I Bank”), with a par value of $15.2 million.  During the first quarter of 2010, the Corporation re-acquired and extinguished long term borrowings issued by M&I Bank with a par value of $100.9 million. During the second quarter of 2009, the Corporation re-acquired and extinguished approximately $218.7 million of debt.  During the first quarter of 2009, the Corporation re-acquired and extinguished long term borrowings issued by the Corporation and M&I Bank with a par value of $42.1 million.

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

Other income in the second quarter of 2010 amounted to $46.6 million compared to $46.9 million in the second quarter of 2009.  For the six months ended June 30, 2010, other income amounted to $92.3 million compared to $100.1 million for the six months ended June 30, 2009, a decrease of $7.8 million or 7.8%.  Write-downs associated with loans available for sale (other than mortgage loans originated for sale) are reported as a reduction of other income in the Consolidated Statements of Income and amounted to $5.2 million and $12.5 million in the three and six months ended June 30, 2010, respectively, and $11.6 million in both the three and six month periods ended June 30, 2009.  Excluding the write-downs, other income in the second quarter of 2010 amounted to $51.8 million compared to $58.5 million in the second quarter of 2009, a decrease of $6.7 million or 11.3% and for the six months ended June 30, 2010, other income amounted to $104.8 million compared to $111.7 million for the six months ended June 30, 2009, a decrease of $6.9 million or 6.2%. The decline in other income over the comparative three and six months, excluding the write-downs, was primarily due to lower earnings on the Corporation’s deferred compensation trust accounts that primarily consist of fixed income investments.

OTHER EXPENSE

Total other expense for the three months ended June 30, 2010 amounted to $387.6 million compared to $412.2 million for the three months ended June 30, 2009, a decrease of $24.6 million or 6.0%.  For the six months ended June 30, 2010, total other expense amounted to $753.2 million compared to $755.1 million for the six months ended June 30, 2009, a decrease of $1.9 million.

Total other expense for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 included elevated levels of credit and collection-related expenses and elevated levels of expenses associated with the acquisition, valuation and holding of OREO properties.  Approximately $7.0 million of the operating expense decline in the second quarter of 2010 compared to the second quarter of 2009 was attributable to these items.  For the six months ended June 30, 2010, approximately $6.1 million of the operating expense decline compared to the same period in 2009 was attributable to these items.

Approximately $22.6 million of the operating expense decline in the second quarter of 2010 compared to the second quarter of 2009 and $10.4 million of the operating expense decline in the first half 2010 compared to the first half of 2009 was attributable to FDIC insurance premiums for insurance on deposits which included the cost of participating in the TAGP.  Total other expense for the three and six months ended June 30, 2009 included the FDIC special assessment related to insurance on deposits in addition to increased expense related to regular insurance premiums for insurance on deposits.

The Corporation’s expense in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, excluding the items discussed above, increased $5.0 million or 1.6%.  For the six months ended June 30, 2010 compared to the six months ended June 30, 2009, the Corporation’s expense excluding the items discussed above increased $14.6 million or 2.4%.

The efficiency ratio is a non-GAAP statistical measure that is used to evaluate comparative expense control across the financial services industry.  The efficiency ratio is calculated by dividing total other expense by the sum of total other income (excluding investment securities gains and losses) and net interest income FTE.  The Corporation’s efficiency ratios for the three months ended June 30, 2010 and 2009 were:

Efficiency Ratio
($000’s)

	Three Months Ended June 30,
	2010	2009

Total other expense	$387,621	$412,191
Net income attributable to noncontrolling interests	368	472
Total expense for efficiency ratio	$387,989	$412,663

Net interest income	$401,900	$391,824
FTE adjustment	5,446	6,694
Total other income	173,959	264,733
Less: net investment securities gains	(3,729)	(82,665)
Total other income and net interest income FTE	$577,576	$580,586

Efficiency ratio	67.2%	71.1%

The efficiency ratio for the second quarter of 2010 was adversely affected by the elevated costs for credit and collection-related expenses and net expenses associated with OREO properties and write-downs associated with loans available for sale (other than mortgage loans originated for sale).  The efficiency ratio for the second quarter of 2010 was positively affected by gain on debt terminations. The approximate adverse net impact of these items to the Corporation’s efficiency ratio for the three months ended June 30, 2010 from these items was approximately 6.6%.

The efficiency ratio for the second quarter of 2009 was adversely affected by the increase in credit and collection-related expenses and net expenses associated with OREO properties and write-downs associated with loans available for sale (other than mortgage loans originated for sale).  In addition, the efficiency ratio was adversely affected by the FDIC special assessment and severance expenses during the second quarter of 2009.  The efficiency ratio for the second quarter of 2009 was positively affected by gain on debt terminations. The estimated adverse net impact to the Corporation’s efficiency ratio for the three months ended June 30, 2009 from these items was approximately 14.0%.

Salaries and employee benefits expense amounted to $185.3 million in the second quarter of 2010 compared to $187.2 million in the second quarter of 2009, a decrease of $1.9 million or 1.0%.  Salaries and employee benefits related to credit and collection increased approximately $1.0 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  Salaries and employee benefits expense amounted to $346.9 million for the six months ended June 30, 2010 compared to $342.4 million for the six months ended June 30, 2009, an increase of $4.5 million or 1.3%.  Salaries and employee benefits related to credit and collection increased approximately $1.9 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Included in salaries and benefit expense for the three and six months ended June 30, 2009 was severance expense of $5.8 million.  The number of full-time equivalent employees decreased approximately 2.9% at June 30, 2010 compared to June 30, 2009.

Net occupancy and equipment expense, software expenses, processing charges and supplies, printing, postage and delivery expenses amounted to $82.3 million in the second quarter of 2010 compared to $82.2 million for the three months ended June 30, 2009.  For the six months ended June 30, 2010, net occupancy and equipment expense, software expenses, processing charges and supplies, printing, postage and delivery expenses amounted to $164.5 million compared to $165.4 million for the six months ended June 30, 2009, a decrease of $0.9 million or 0.5%.

FDIC insurance premiums on deposits amounted to $26.6 million in the second quarter of 2010 compared to $49.2 million in the second quarter of 2009, a decrease of $22.6 million.  For the six months ended June 30, 2010, FDIC insurance premiums on deposits amounted to $53.9 million compared to $64.3 million for the same period in 2009, a decrease of $10.4 million.  As previously discussed, included in the second quarter and first six months of 2009 was the Corporation’s portion of the FDIC special assessment related to insurance on deposits that amounted to $29.3 million.

Professional services expense amounted to $26.7 million in the second quarter of 2010 compared to $22.0 million in the second quarter of 2009, an increase of $4.7 million or 21.4%. Legal fees and other professional fees associated with problem loans decreased $0.3 million in the second quarter of 2010 compared to the second quarter of 2009.  For the six months ended June 30, 2010, professional services expense amounted to $47.5 million compared to $41.2 million for the six months ended June 30, 2009, an increase of $6.3 million or 15.4%. Legal fees and other professional fees associated with problem loans decreased $1.5 million in the first six months of 2010 compared to the first six months of 2009.  The decline in legal fees and other professional fees associated with problem loans in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 was offset by increased consulting fees associated with numerous items, including updating certain internal systems and processes.

Amortization of intangibles amounted to $5.0 million for the quarter ended June 30, 2010 compared to $5.8 million for the quarter ended June 30, 2009.  For the six months ended June 30, 2010, amortization of intangibles amounted to $10.2 million compared to $11.6 million for the six months ended June 30, 2009, a decrease of $1.4 million or 12.5%.  Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.  The Corporation has elected to perform its annual test for impairment as of June 30th.  Based on the preliminary results of the current year’s annual test, the Corporation has initially determined that the recorded goodwill as of June 30, 2010 was not impaired.  See Note 10 in Notes to Financial Statements and the fair value discussion in Critical Accounting Policies included in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the goodwill impairment test.

Net OREO expenses amounted to $25.6 million in the second quarter of 2010 compared to $33.3 million in the second quarter of 2009, a decrease of $7.7 million or 23.0%.  For the six months ended June 30, 2010, Net OREO expenses amounted to $57.2 million compared to $63.7 million for the six months ended June 30, 2009, a decrease of $6.5 million or 10.1%. The costs of acquiring and holding the elevated levels of foreclosed properties increased $0.9 million or 8.9% in the second quarter of 2010 compared to the second quarter of 2009 and increased $6.0 million or 32.0% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The increased costs of acquiring and holding the elevated levels of foreclosed properties were more than offset by lower valuation write-downs and the impact of realizing net gains on the disposition of OREO in 2010 compared to incurring net losses on the disposition of OREO in 2009.  Valuation write-downs decreased $1.2 million in the second quarter of 2010 compared to the second quarter of 2009 and decreased $1.7 million in the first half of 2010 compared to the first half of 2009.  For the three and six months ended June 30, 2010 net gains from the sale of OREO amounted to $5.2 million and $6.6 million, respectively.  For the three and six months ended June 30, 2009 net losses from the sale of OREO amounted to $2.2 million and $4.1 million, respectively. The Corporation expects that higher levels of expenses associated with acquiring and holding foreclosed properties will continue.  Valuation write-downs and net gains or losses on the disposition of OREO will depend on real estate market conditions which may be beginning to exhibit some signs of  improvement.

Other expense amounted to $36.0 million in the second quarter of 2010 compared to $32.4 million in the second quarter of 2009, an increase of $3.6 million or 11.2%.  For the six months ended June 30, 2010, other expense amounted to $73.0 million compared to $66.4 million for the six months ended June 30, 2009, an increase of $6.6 million or 9.8%. Losses from exercising the call option on brokered certificate of deposits increased $2.2 million in the second quarter of 2010 compared to the second quarter of 2009 and increased $5.3 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  During the first quarter of 2010, the Corporation terminated a cash flow hedge at a loss of $1.8 million. Those losses were offset by the reduced provision for losses for unfunded commitments and other off-balance sheet exposures such as letters of credit.  The provision for losses for unfunded commitments and other off-balance sheet exposures was $2.3 million less for the first half of 2010 compared to the first half of 2009.  The reduced provision for losses for unfunded commitments and other off-balance sheet exposures primarily reflects the lower amount of unfunded commitments outstanding.  Advertising expense associated with new deposit products increased $1.6 million in the second quarter of 2010 compared to the second quarter of 2009 and increased $1.5 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

INCOME TAXES

For the three months ended June 30, 2010, the benefit for income taxes amounted to $103.5 million or 41.1% of the pre-tax loss, compared to the benefit for income taxes for the three months ended June 30, 2009 of $166.1 million or 44.3% of the pre-tax loss.  For the six months ended June 30, 2010, the benefit for income taxes amounted to $187.1 million or 41.6% of the pre-tax loss, compared to the benefit for income taxes for the six months ended June 30, 2009 of $319.1 million or 51.5% of the pre-tax loss.

The Health Care Acts signed in to law during March 2010 effectively changed the income tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide qualifying prescription drug benefits. Under the Health Care Acts, beginning in 2013 the Corporation’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the subsidy. Under U.S. generally accepted accounting principles, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date.  As a result, the Corporation recognized a noncash charge of $4.1 million for the write-off of deferred tax assets to reflect the change in tax treatment of the federal subsidy.

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

LIQUIDITY AND CAPITAL RESOURCES

Total equity was $6.76 billion or 12.54% of total consolidated assets at June 30, 2010 compared to $6.99 billion or 12.21% of total consolidated assets at December 31, 2009 and $6.59 billion or 11.05% of total consolidated assets at June 30, 2009.

Total equity at June 30, 2010, December 31, 2009 and June 30, 2009 was affected by the following transactions:

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

On April 27, 2010, the Corporation announced that its Board of Directors declared the second quarter cash dividend of $0.01 per share on its common stock.  Currently, the Corporation is required to obtain the prior approval of the Federal Reserve Bank of Chicago (the “Federal Reserve”) and the Wisconsin Department of Financial Institutions (the “DFI”) to pay a cash dividend on its common stock.

During the second quarter of 2010, the Corporation issued 246,406 shares of its common stock for $1.5 million to fund its obligation under its employee stock purchase plan (the “ESPP”).  During the first six months of 2010, the Corporation issued 471,709 shares of its common stock for $3.0 million to fund its obligation under its ESPP.  During the second quarter of 2009, the Corporation issued 432,571 shares of its common stock for $1.8 million to fund its obligation under its ESPP.  During the first six months of 2009, the Corporation issued 816,461 shares of its common stock for $3.6 million to fund its obligation under its ESPP.

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

Preferred dividends accrued and discount accretion on the Senior Preferred Stock amounted to $25.2 million and $50.4 million for the three and six months ended June 30, 2010, respectively.  On May 17, 2010, the Corporation paid the quarterly preferred dividend covering the period from February 15, 2010 through May 15, 2010 in the amount of $21.4 million.

 At June 30, 2010, the net gain in accumulated other comprehensive income amounted to $22.2 million, which represented a positive change in accumulated other comprehensive income of $73.5 million since December 31, 2009.  Net accumulated other comprehensive income associated with available for sale investment securities was a net gain of approximately $67.2 million at June 30, 2010, compared to a net loss of $13.0 million at December 31, 2009, resulting in a net gain of $80.2 million over the three month period.  The net unrealized loss associated with the change in fair value of the Corporation’s derivative financial instruments designated as cash flow hedges increased $5.9 million since December 31, 2009, and amounted to $50.0 million at June 30, 2010, compared to a net loss of $44.1 million at December 31, 2009.  The amount required to adjust the Corporation’s postretirement health benefit liability to its funded status included in accumulated other comprehensive income amounted to an unrealized gain of approximately $5.0 million as of June 30, 2010.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

Risk-Based Capital Ratios
($ in millions)

	June 30, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$4,905	11.00%	$5,381	11.11%
Tier 1 Capital Minimum Requirement	1,784	4.00	1,938	4.00
Excess	$3,121	7.00%	$3,443	7.11%

Total Capital	$6,402	14.35%	$6,988	14.42%
Total Capital Minimum Requirement	3,568	8.00	3,876	8.00
Excess	$2,834	6.35%	$3,112	6.42%

Risk-Adjusted Assets	$44,608		$48,457

Leverage Ratios
($ in millions)

	June 30, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$4,905	9.12%	$5,381	9.48%
Minimum Leverage Requirement	1,613 - 2,688	3.00 - 5.00	1,702 - 2,837	3.00 - 5.00
Excess	$3,292 - $2,217	6.12 - 4.12%	$3,679 - $2,544	6.48 - 4.48%

Adjusted Average Total Assets	$53,763		$56,754

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

Cash and short-term investments held at the Federal Reserve amounted to $0.8 billion at June 30, 2010.  At the present time, these balances represent the Corporation’s most readily available source of liquidity.  This source of liquidity reflects management’s decision to maintain higher levels of liquid assets.

Another readily available source of liquidity to the Corporation is its investment portfolio.  Investment securities available for sale, which totaled $6.9 billion at June 30, 2010, represent a highly accessible source of liquidity.  The Corporation’s portfolio of held-to-maturity investment securities provides liquidity from maturities.

Depositors within the Corporation’s defined markets are another source of liquidity.  Core deposits (demand, savings, money market and consumer time deposits) averaged $30.4 billion in the second quarter of 2010.  The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes, FHLB advances or other forms of collateralized borrowings.

The Corporation has historically used brokered deposits to supplement deposits generated through the Corporation’s banking branch network due to pricing advantages.  As a result of unstable market conditions in the capital markets in recent years, the Corporation has increased its use of brokered deposits primarily because the cost of brokered deposits has been below the cost of issuing debt, especially new long-term borrowings.  Brokered and institutional certificates of deposit represented 54.3% of total average wholesale deposit balances in the second quarter of 2010.  The weighted average remaining term of outstanding brokered and institutional certificates of deposit at June 30, 2010 was 12.1 years.  These long-term deposits have improved the Corporation’s structural liquidity.

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

For the six months ended June 30, 2010, the Corporation re-acquired and extinguished $116.0 million of debt at a gain.  The debt consisted of small blocks of various bank notes issued by M&I Bank. For the year ended December 31, 2009, the Corporation re-acquired and extinguished $1,285.7 million of debt at a gain of which, $260.8 million was acquired in the six months ended June 30, 2009.  The debt consisted of small blocks of various bank notes issued by the Corporation and M&I Bank.

As previously discussed, on April 30, 2010 the Corporation elected to opt out of the TAGP program extension.  As anticipated, certain NOW deposits and certain noninterest bearing deposits migrated to other deposit accounts, investment products or into products offered by other entities.  The impact of the opt-out was not significant.

Federal and state banking laws place certain restrictions on the amount of dividends and loans which a bank may make to its parent company.  Such restrictions have not had, and are not expected to have, any material effect on the Corporation’s ability to meet its cash obligations. Currently, the Corporation is required to obtain the prior approval of the Federal Reserve and the DFI to pay a cash dividend on its common stock. The market impact of the recession and deterioration in the national real estate markets have resulted in a strain on liquidity in the financial services sector.  However, the common stock issued in financing transactions in 2009 and participation in the CPP in 2008 provided the Corporation with $3.1 billion in cash and significantly increased its regulatory and tangible capital levels.  Management expects that it will continue to make use of a wide variety of funding sources, including those that have not shown the levels of stress demonstrated in some of the national capital markets.  Notwithstanding the current national capital market impact on the cost and availability of liquidity, management believes that it has adequate liquidity to ensure that funds are available to the Corporation and each of its banks to satisfy their cash flow requirements.

M&I Bank has implemented a global bank note program that permits it to issue and sell up to a maximum of US$13.0 billion aggregate principal amount (or the equivalent thereof in other currencies) at any one time outstanding of its senior global bank notes with maturities of seven days or more from their respective date of issue and subordinated global bank notes with maturities more than five years from their respective date of issue.  The notes may be fixed rate or floating rate and the exact terms will be specified in the applicable Pricing Supplement or the applicable Program Supplement.  This program is intended to enhance liquidity by enabling M&I Bank to sell its debt instruments in global markets in the future without the delays that would otherwise be incurred.  At June 30, 2010, approximately $11.2 billion of new debt could be issued under M&I Bank’s global bank note program.

Bank notes outstanding at June 30, 2010 amounted to $2.3 billion of which $1.5 billion is subordinated.  A portion of the subordinated bank notes qualifies as supplementary capital for regulatory capital purposes.

During the second quarter of 2008, the Corporation filed a shelf registration statement with the Securities and Exchange Commission enabling the Corporation to issue up to 6.0 million shares of its common stock from time to time in connection with acquisitions by the Corporation and/or consolidated subsidiaries of the Corporation.  At June 30, 2010, approximately 1.14 million shares of the Corporation’s common stock could be issued under the shelf registration statement for future acquisitions.

During the fourth quarter of 2007, the Corporation filed a shelf registration statement pursuant to which the Corporation may issue corporate debt and/or equity securities with a relatively short lead time, subject to market conditions, and which may be used to register resales of securities acquired by shareholders in transactions exempt from registration under federal securities laws.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2010, there have been no other substantive changes with respect to the Corporation’s off-balance sheet activities disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Corporation continues to believe that based on the off-balance sheet arrangements with which it is presently involved, such off-balance sheet arrangements neither have, nor are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

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

Specific Reserve.    A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Nonaccrual loans, which the Corporation refers to as nonperforming loans, and troubled debt restructurings, which the Corporation refers to as accruing renegotiated loans, meet the definition of an impaired loan.  For impaired loans, impairment is measured using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral less costs to sell for collateral dependent loans and loans for which foreclosure is deemed to be probable.  In general, these loans have been internally identified as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns.  This analysis considers expected future cash flows, the value of collateral and also other factors that may impact the borrower’s ability to make payments when due.

All nonperforming loans greater than $1.0 million and all accruing renegotiated loans were evaluated to identify the specific reserve or valuation allowance to be allocated to each of these loans.  The specific reserve or valuation allowance is determined as the excess, if any, of the carrying value of the loan over the amount determined using the measurement alternative employed at the measurement date.  The carrying value of the loan reflects reductions from prior charge-offs.

For accruing renegotiated loans, the present value of expected future cash flows discounted at the loan’s effective interest rate was the methodology predominantly employed to measure the amount of impairment at June 30, 2010.  Contractual cash flows were adjusted for probability of default, expected prepayments, expected collateral value for loans that will not be fully amortized at maturity and other factors that may impact the timing and amount of expected cash flows.  Factors used to adjust contractual cash flows were based on historical experience and market performance statistics where available.  At June 30, 2010, the specific reserve or valuation allowance for accruing renegotiated loans was determined to be $133.2 million.

For nonperforming loans greater than $1.0 million the fair value of the collateral less cost to sell was the methodology predominantly employed to measure the amount of impairment at June 30, 2010.

Real estate related loans, especially construction and development real estate loans, were the primary contributors to the elevated levels of nonperforming loans and leases and net charge-offs over the recent nine quarters ended June 30, 2010.  Real estate related loans continued to make up the majority of the Corporation’s nonperforming loans and leases at June 30, 2010.  Historically, the Corporation’s loss experience with real estate loans has been relatively low due to the sufficiency of the underlying real estate collateral.  In a stressed real estate market, the value of the collateral securing the loans has become one of the most important factors in determining the amount of loss incurred and the appropriate amount of allowance for loan and lease losses to record at the measurement date.  The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote.  However, in many cases, rapidly declining and depressed real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loan which has required significant additional charge-offs.  Depressed and declining collateral values have significantly contributed to the elevated levels of net charge-offs and the increase in the provision for loan and lease losses that the Corporation experienced over the past two years.  Management believes real estate market conditions may be beginning to exhibit some signs of stabilization and improvement.

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

At June 30, 2010, the specific reserve or valuation allowance for nonperforming loans greater than $1.0 million was determined to be $233.5 million.

At June 30, 2010, a total of $1,819.6 million of impaired loans and leases were evaluated to identify the specific reserve or valuation allowance to be allocated to each of these loans.  A total valuation allowance of $366.7 million was determined to be required on approximately $1,369.5 million of impaired loans and no valuation allowance was determined to be required on $450.1 million of impaired loans.  In determining the amount of the valuation allowance at June 30, 2010, the Corporation has taken into consideration that the amount of cumulative net charge-offs recorded on the Corporation’s nonperforming loans outstanding at June 30, 2010 was approximately $738.0 million or 53.9% of the unpaid principal balance of the affected nonperforming loans.  These charge-offs have reduced the carrying value of these nonperforming loans and leases which reduced the allowance for loan and lease losses required at the measurement date.

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

For purposes of this discussion, the term commercial loans refers to a variety of loan types and includes commercial and industrial loans, commercial real estate loans, commercial construction and development loans and commercial leases.  Commercial loans are initially segmented by loan type.  The loan types are then stratified by region or business channel.  Using the Corporation’s internal risk ratings, commercial loans and leases are further stratified into three stratums. One stratum consists of loans and leases with risk ratings that are indicators of a nonperforming loan or lease or potential problem loan or lease, which the Corporation refers to as criticized loans and leases. Two stratums are developed for loans and leases that indicate no particular weakness.  Using historical loss information, an estimate of loss is determined for each segment.  For criticized loans and leases, more recent historical loss information forms the basis to determine the estimates of losses inherent in the pools at the measurement date.  For the other stratums of loans and leases, longer-term historical loss information is used to form the basis to determine the estimates of losses inherent in the pools at the measurement date. Longer-term historical loss information is expected to be representative of inherent losses over an entire business cycle.  Historical loss information is updated quarterly to reflect current experience.  Historical loss information may be adjusted for portfolio trends, the effect of loan sales and factors that may be unique to a particular loan or lease type, region or business channel to ensure the loss rates ultimately used are appropriate at the measurement date. Selecting the appropriate loss rates that are used to determine the estimates of losses inherent in the pools at the measurement date requires significant judgment.  At June 30, 2010, this component of the allowance for loan and lease losses amounted to $669.4 million.

The retail sector consists of residential real estate loans, residential construction and development loans, home equity loans and lines of credit, personal loans and personal leases.

Retail sector loan types are stratified based on origination channels, underwriting guidelines, collateral type and product features such as a loan or line of credit and delinquency status.  The loans are further stratified by selected markets (Arizona, Wisconsin, Florida and others), updated credit scores and the loan’s year of origination.  Loss factors are derived from historical loss experience by delinquency status for each stratum and applied to the outstanding loan and lease balance by delinquency status to determine a reserve.  Based on current market conditions, the Corporation estimates additional probable loss by evaluating probability of default and loss severity, the factors that collectively impact the amount of loss inherent in the retail sector loans and leases.  Current factors impacting the probability of default such as lingering levels of elevated unemployment may not be fully reflected in updated credit scores or in existing levels of delinquency, causing historical default experience to be understated at the measurement date.  Rapidly changing real estate collateral values arising from illiquid markets, excess inventories in certain markets and high current loan-to value ratios resulting from property value depreciation since the date the loans were originated impact historical loss severity.  This additional probable loss is added to the amounts determined based on historical experience.  At June 30, 2010, this component of the allowance for loan and lease losses amounted to $480.7 million.

The second element reflects management’s recognition of the uncertainty and imprecision underlying the process of estimating losses.  From time to time, the Corporation has identified certain loans within certain industry segments that based on financial, payment or collateral performance, warrant closer ongoing monitoring by management.  The specific loans mentioned earlier are excluded from this analysis.  Based on management’s judgment, reserve ranges may be allocated to industry segments due to environmental conditions unique to the measurement period.  Consideration is given to both internal and external environmental factors such as economic conditions in certain geographic or industry segments of the portfolio, economic trends, risk profile, and portfolio composition.  Reserve ranges are then allocated using estimates of loss exposure that management has identified based on these economic trends or conditions.  At June 30, 2010, there was no allowance for loan and lease losses allocated to industry segments due to environmental conditions unique to the measurement period.

The Corporation has not materially changed any aspect of its overall approach in the determination of the allowance for loan and lease losses.  However, on an on-going basis the Corporation continues to refine the methods used in determining management’s best estimate of the allowance for loan and lease losses.

Based on the loss estimates discussed, management determined its best estimate of the required allowance for loans and leases.  Management’s evaluation of the factors previously described resulted in an allowance for loan and lease losses of $1,516.8 million or 3.67% of loans and leases outstanding at June 30, 2010.  The allowance for loan and lease losses was $1,515.2 million or 3.55% of loans and leases outstanding at March 31, 2010 and $1,480.5 million or 3.35% of loans and leases outstanding at December 31, 2009.  The provision for loan and lease losses amounted to $439.9 million in the second quarter of 2010 and $898.0 million in the six months ended June 30, 2010.  The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.

The decline in nonperforming loans for the fourth consecutive quarter, continued improvement in delinquencies for the fifth consecutive quarter, reduced levels of loans going into nonperforming status and lower levels of net charge-offs have resulted in the lower provision for loan and lease losses this quarter compared to the provisions for loan and lease losses reported in any quarter of 2009.  The reported amount of the Corporation’s nonperforming loans and leases continue to be elevated, the improving economy remained fragile and unemployment levels continued to be volatile and elevated.  As demonstrated in 2008 and 2009, the credit environment and underlying collateral values can change rapidly.  Based on those considerations, the Corporation determined that the allowance for loan and lease losses in the second quarter of 2010 should remain consistent with the prior quarter. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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

The Federal and state taxing authorities periodically review the Corporation’s interpretation of Federal and state income tax laws and make assessments based on their determination of tax laws.  Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations.  The Corporation establishes tax liabilities or reduces tax assets for uncertain tax positions when, despite its belief that its tax return positions are appropriate and supportable under local tax law, the Corporation believes it may not succeed in realizing the tax benefit of certain positions if challenged.  In evaluating a tax position, the Corporation determines whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Corporation’s estimate of the ultimate tax liability contains assumptions based on past experiences, and judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by taxing jurisdictions.  The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  The Corporation evaluates these uncertain tax positions each quarter and adjusts the related tax liabilities or assets in light of changing facts and circumstances, such as the progress of a tax audit or the expiration of a statute of limitations.  The Corporation believes the estimates and assumptions used to support its evaluation of uncertain tax positions are reasonable.  The Corporation currently does not have any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months of June 30, 2010.

At June 30, 2010, the Corporation reported a net deferred tax asset of approximately $1.2 billion.  On an ongoing basis, management evaluates the deferred tax asset to determine if a valuation allowance is required.  The determination of whether a valuation allowance is required is based on available positive and negative evidence.  Based on its analysis of the evidence, the Corporation determined that no valuation allowance was required to be recorded against the Federal deferred tax asset at June 30, 2010.  The Corporation is in a 3-year cumulative loss position as of June 30, 2010 and is projecting a loss in 2010.  The cumulative losses were attributable to the significantly higher amount of credit losses associated with real estate loans and the goodwill impairment charge recorded in 2008.  This was considered as a significant piece of negative evidence.

The positive evidence the Corporation considered consisted of the following:  Despite the credit related losses, the Corporation’s pre-tax, pre-provision income has remained stable and provides the base of income that will allow the Corporation to utilize its net operating losses as the economy improves.  Net operating losses have a 20 year carryforward life.  The Corporation forecasted sufficient taxable income during the carryforward period, exclusive of tax planning strategies, to utilize the net operating losses prior to expiration.  Projected taxable income was based on objectively verifiable evidence.  Under this method, certain losses which were considered “non-recurring” were added back to the 2009 loss before income taxes.  Nonrecurring losses were determined to be primarily credit losses and related expenses associated with the Corporation’s construction and development loan portfolio, which the Corporation deemed to be appropriate given its strategy of minimizing this type of lending.  This loan type experienced the greatest amount of stress over the past two years.  The Corporation has significantly reduced its exposure to these types of loans through loan sales and charge-offs and minimized this type of lending.  Based on this analysis, the deferred tax asset and the net operating losses would be fully recovered well before expiration.  The Corporation considered this method to be conservative because the credit losses and related expenses for the Corporation’s other loan types were projected to continue in future periods at the 2009 levels which were considered to be elevated compared to historical experience.  The Corporation’s capital base was considered more than adequate to withstand the expected timeframe required to utilize the net operating losses.

The realization of the deferred tax asset can be subjective and could be significantly reduced in the near term if estimates of future taxable income are significantly lower than currently forecasted.

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

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.  Fair values are initially valued based upon a transaction price and are adjusted to reflect exit values as evidenced by financing and sale transactions with third parties.

A description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is disclosed in Note 3 – Fair Value Measurements in the Notes to Financial Statements.

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

The estimated fair values for the Commercial Banking, Private Banking and Trust reporting units at June 30, 2010 were determined by equally weighting an income approach (50%) and market approach (50%) to assess if potential goodwill impairment existed.  For the Capital Markets, National Consumer Banking and the Brokerage reporting units the estimated fair value at June 30, 2010 was determined by weighting 100% to an income approach.  The Corporation determined that there was not sufficient comparable metrics associated with guideline companies and those reporting units to place any reliance on the market approach.

The income approach is based on discounted cash flows (“DCF”).  The key assumptions used to determine fair value under the income approach included the cash flows, terminal values based on a terminal growth rate and the discount rate.  Under the DCF method, forecasted cash flows were developed for each reporting unit by considering several key business drivers such as new business initiatives, client retention standards, market share changes, anticipated loan and deposit growth, historical performance, and industry and economic trends, among other considerations.  The long-term growth rate used in determining the terminal value of each reporting unit was estimated at 10% for the Trust reporting unit and 3% for all other reporting units based on the Corporation’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation.  Due to the current state of the economy, unemployment levels and the lending environment, significant judgment was required to estimate the duration of the economic recession and the period and strength of recovery, especially for the Commercial Banking, Private Banking and National Consumer Banking reporting units.  Discount rates were estimated based on a Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and in some cases, unsystematic risk and size premium adjustments specific to a particular reporting unit.  The risk-free rate was 3.9% at June 30, 2010 and was based on 20-year Treasury Bonds.  The discount rates used in the income approach for the six reporting units evaluated at June 30, 2010 ranged from 11.5% to 17%.  Higher discount rates were used for banking-related segments and reporting units to account for the risk in the cash flow projections associated with the estimate of the duration of the economic recession and the period and strength of recovery.  An increase to the discount rate of 1% would have lowered the preliminary fair value determined under the income approach for the six reporting units evaluated at June 30, 2010 by a range of $10.0 million to $160.0 million. Each reporting unit with excess shown in the table below would continue to have excess under the increased discount rate.

The market approach is a technique that provides indications of value based upon comparisons of the reporting unit to market values and pricing evidence of public companies in the same or similar lines of businesses.  Market ratios (pricing multiples) and performance fundamentals relating to the public companies’ stock prices (equity) were applied to each reporting unit as previously discussed to determine indications of its fair value.

The aggregate fair values were compared to the Corporation’s market capitalization as an assessment of the appropriateness of the fair value measurements.  The Corporation used the average stock price for the month of June 2010.  The comparison between the aggregate fair values and market capitalization indicated an implied premium.  A control premium analysis indicated that the implied premium was within a range of the overall premiums observed in the market place.

The following table presents the goodwill allocated to each segment or reporting unit and the results of the step one analysis, which depicts the extent to which fair value exceeded carrying value (Excess) and the extent to which carrying value exceeded fair value (Deficiency) at June 30, 2010 ($ in millions):

Results of Step One Goodwill Analysis

Segment/Reporting Unit	Allocated Goodwill	Excess (Deficiency)
Commercial Banking Segment	$325.0	$368.0
Trust Reporting Unit	95.1	200.0
National Consumer Banking Reporting Unit	88.3	(138.0)
Private Banking Reporting Unit	68.5	42.0
Capital Markets Reporting Unit	32.5	116.0
Brokerage Reporting Unit	0.1	20.0
	$609.5

As a result of applying the first step of goodwill impairment testing to determine if potential goodwill impairment existed at June 30, 2010, Trust, Private Banking, and Brokerage, the three reporting units that comprise the Wealth Management segment, the Commercial Banking segment and the Capital Markets reporting unit “passed” (fair value exceeded the carrying amount) the first step of the goodwill impairment test on a preliminary basis. The National Consumer Banking reporting unit “failed” (the carrying amount exceeded the fair value) the first step of the goodwill impairment test at June 30, 2010 and is subject to the second step of the goodwill impairment test.

The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  The fair value allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) also requires significant judgment, especially for those assets and liabilities that are not measured on a recurring basis such as certain types of loans.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  The Corporation believes the implied fair value of goodwill is significantly affected by unobservable inputs and would be categorized as Level 3 within the fair value hierarchy.

The Corporation completed a preliminary evaluation of the second step of the process in order to determine if there is any goodwill impairment for the National Consumer Banking reporting unit.

The implied fair value of a reporting unit’s goodwill will generally increase if the fair value of its loans and leases are less than the carrying value of the reporting unit’s loans and leases.  The fair value of loans and leases was derived from discounted cash flow analysis as described in Note 3 – Fair Value Measurements in Notes to Financial Statements.

The stress and deterioration in the national real estate markets, liquidity stress and current economic conditions have depressed prices buyers and sellers are paying and receiving for bank-related assets, especially loans and leases.  The Corporation’s preliminary allocation of the fair values to the assets and liabilities assigned to the National Consumer Banking reporting unit was less than its reported carrying values.  As a result, the Corporation has preliminarily concluded that it was not required to recognize any goodwill impairment subject to the completion of the second step of the goodwill impairment test.

Management expects the prevailing economic and difficult real estate market conditions will last well into 2010 in many of the Corporation’s markets, resulting in a loss in 2010.  The Corporation’s pre-tax, pre-provision income was assumed to remain stable.  Credit related charges were assumed to gradually improve beginning in the second half of 2010 and be normalized by 2013.  Due to the current economic environment and the uncertainties regarding the impact on the Corporation’s reporting units, there can be no assurances that the Corporation’s estimates and assumptions regarding the duration of the economic recession, or the period or strength of recovery, made for purposes of the Corporation’s annual goodwill impairment test will prove to be accurate predictions of the future.  If the Corporation’s assumptions regarding credit quality trends, forecasted revenues or margin growth rates for certain reporting units are not achieved, the Corporation may be required to record additional goodwill impairment losses in future periods.  It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

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

This information is incorporated into a model that projects future net interest income levels in several different interest rate environments.  Earnings at risk are calculated by modeling net interest income in an environment where rates remain constant, and comparing this result to net interest income in a different rate environment, and then expressing this difference as a percentage of net interest income for the succeeding 12 months.  Since future interest rate moves are difficult to predict, the following table presents two potential scenarios—a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of June 30, 2010:

Hypothetical Change in Interest Rates	Annual Impact
100 basis point gradual rise in rates	(0.3	) %
100 basis point gradual decline in rates	(2.6	) %

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

Equity Risk

In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk.  The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones.  These investments expose the Corporation to the change in equity values for the portfolio companies.  However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs.  At June 30, 2010, the carrying value of total private equity investments amounted to approximately $71.0 million.

At June 30, 2010, Wealth Management administered $121.4 billion in assets and directly managed $31.7 billion in assets.  Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances.  Quantification of this exposure is difficult due to the number of other variables affecting fee income.  Interest rate changes can also have an effect on fee income for the above-stated reasons.

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

In addition, the Federal Reserve and the Office of the Comptroller of the Currency have issued policy statements generally requiring insured banks and bank holding companies only to pay dividends out of current operating earnings.  On February 24, 2009, the Federal Reserve released supervisory letter SR 09-4 advising bank holding companies, among other things, that as a general matter a bank holding company should inform the Federal Reserve and should eliminate, defer or significantly reduce its dividends if (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Currently, the Corporation is required to obtain the prior approval of the Federal Reserve and the DFI to pay a cash dividend on its common stock.

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

The Dodd-Frank Act will have a significant impact on the business and operations of the Corporation and its banking subsidiaries and will substantially increase their cost of doing business, which could, in turn, have a material adverse effect on the Corporation’s results of operations and financial condition.

It is anticipated that the Corporation, including some or all of its banking subsidiaries, will become subject to the following provisions of the Dodd-Frank Act, any or all of which may directly or indirectly increase their costs of doing business, in some cases materially:

•	increased federal deposit insurance premiums to fund shortfalls in the FDIC’s deposit insurance fund;

•
provisions designed to address perceived industry-wide deficiencies in the residential mortgage loan underwriting process, in part by creating new documentation requirements and underwriting criteria, and increasing the Corporation’s and its banking subsidiaries potential liability to their customers if they fail to take steps to ensure and document that each borrower has the capacity and ability to repay their loans;

•	increased regulatory oversight of our consumer lending functions through the establishment of the Consumer Financial Protection Bureau; and

•	increasingly strict rules for capital, leverage, liquidity, risk management and other requirements applicable to large bank holding companies.

In addition, certain provisions of the Dodd-Frank Act will restrict and/or prohibit the Corporation and/or M&I Bank from engaging in certain business activities, such as proprietary trading, private equity investments and certain hedging activities.  There can be no assurance that such restrictions and prohibitions will not have a material adverse effect on the Corporations business, financial condition and results of operations.

A significant proportion of the Dodd-Frank Act’s provisions will not become effective until the various federal bank and other regulatory agencies propose and issue regulations to give effect to those provisions.  The Corporation will continue to conduct its banking and other operations and make strategic decisions about its business during this period of legal and regulatory uncertainty consistent with existing federal and state law and the Dodd-Frank Act.  There can be no assurance that the Corporation’s or its banking subsidiaries business decisions and strategic initiatives made in response to the applicable provisions of the Dodd-Frank Act, or in anticipation of the scope, content and application of the regulations under the Dodd-Frank Act, will be the correct decisions that will enable them to conduct business in a competitive manner, or that their competitors will not implement strategic initiatives to address or minimize the cost of complying with the Dodd-Frank Act or the regulations that will be more successful than those employed by the Corporation or its banking subsidiaries.

The Corporation expects that compliance with the Dodd-Frank Act and the rules and regulations that will be adopted thereunder may create significant additional costs to its operations and those of M&I Bank and may negatively impact their competitive position, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

There can be no assurance that legislation enacted to help stabilize the U.S. financial system will be effective in doing so.

The Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law in 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions.  Pursuant to the EESA, the UST was granted the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The UST announced a Capital Purchase Program (the “CPP”) under the EESA pursuant to which has purchased and will continue to purchase senior preferred stock in participating financial institutions.  On November 14, 2008, the Corporation entered into a Letter Agreement, and the related Securities Purchase Agreement – Standard Terms attached thereto, with the UST providing for the issuance to the UST of the Corporation’s Senior Preferred Stock, Series B and a warrant to purchase shares of the Corporation’s common stock at a specified price.

On February 17, 2009, the American Recovery and Reinvestment Act (the “ARRA”) was signed into law.  The purpose of the ARRA is to make supplemental appropriations for job preservation and creation, infrastructure investment, energy efficiency and science, assistance to the unemployed, and state and local fiscal stabilization.

On July 21, 2010, the Dodd-Frank Act was signed into law.  The purpose of the Dodd-Frank Act is to promote the financial stability of the United States by improving accountability and transparency in the financial system, to protect consumers from abusive financial services practices, and for other purposes.  The provisions of the Dodd-Frank Act that are most likely to affect the Corporation are described elsewhere in this report.

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

The capital and credit markets have been experiencing volatility and disruption since 2008.  Recently, this volatility and disruption has reached unprecedented levels, and in many cases has produced downward pressure on stock prices and credit availability for certain issuers without regard to the underlying financial strength of those issuers.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that such conditions will not have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

The Corporation relies on dividends from its subsidiaries for most of its revenue, and the Corporation’s banking subsidiaries hold a significant portion of their assets indirectly.

The Corporation is a separate and distinct legal entity from its subsidiaries, and receives substantially all of its revenue from dividends from its subsidiaries.  These dividends are the principal source of funds to pay dividends on the Corporation’s common stock and interest on its debt.  The payment of dividends by a banking subsidiary is subject to federal law restrictions and to the laws of the subsidiary’s state of incorporation, and payment of dividends by M&I Bank is subject to prior approval of the Federal Reserve and the DFI.  In addition, a parent company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  Furthermore, the Company’s banking and federal savings bank subsidiaries hold a significant portion of their mortgage loan and investment portfolios indirectly through their ownership interests in direct and indirect subsidiaries.

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

The inability of the Corporation’s banking subsidiaries to pay dividends to the Corporation for any of the reasons described above could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

In addition, the Corporation relies on third-party service providers for a substantial portion of its communications, information, operating and financial control systems technology.  If any of these third-party service providers experiences financial, operational or technological difficulties or if there is any other disruption in the Corporation’s relationships with them, the Corporation may be required to locate alternative sources for these services.  There can be no assurance that the Corporation could negotiate terms as favorable to the Corporation or obtain services with similar functionality as it currently has without the expenditure of substantial resources, if at all.  Any of these circumstances could have a material adverse effect the Corporation’s business.

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

If the Corporation’s share distribution and transactions related to the separation of the Corporation and its data processing subsidiary formerly known as Metavante Corporation in November 2007 do not qualify as tax-free distributions or reorganizations under the Internal Revenue Code, then the Corporation and the Corporation’s shareholders may be responsible for payment of significant U.S. federal income taxes.

In transactions related to the separation of the Corporation and its data processing subsidiary formerly known as Metavante Corporation in November 2007, old M&I distributed shares of its common stock to effect the Separation.  If the share distribution does not qualify as a tax-free distribution under Section 355 of the Internal Revenue Code, Metavante Corporation’s successor entity would recognize a taxable gain that would result in significant U.S. federal income tax liabilities to Metavante Corporation’s successor entity.  Metavante Corporation’s successor entity would be primarily liable for these taxes and the Corporation would be secondarily liable.  Under the terms of a tax allocation agreement related to the separation, the Corporation will generally be required to indemnify against any such taxes unless such taxes would not have been imposed but for an act of Metavante Corporation’s successor entity, subject to specified exceptions.

Even if the Corporation’s share distribution otherwise qualifies as a tax-free distribution under Section 355 of the Internal Revenue Code, the distribution would result in significant U.S. federal income tax liabilities to Metavante Corporation’s successor entity if there is an acquisition of the Corporation’s common stock or the stock of Metavante Corporation’s successor entity as part of a plan or series of related transactions that includes the Corporation’s share distribution and that results in an acquisition of 50% or more of the such stock.  In this situation, the Corporation may be required to indemnify Metavante Corporation’s successor entity under the terms of a tax allocation agreement related to the separation unless such taxes would not have been imposed but for specified acts of Metavante Corporation’s successor entity.  In addition, mutual indemnity obligations in the tax allocation agreement could discourage or prevent a third party from making a proposal to acquire the Corporation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table reflects the purchases of Marshall & Ilsley Corporation stock for the specified period:

			Total Number	Maximum Number
			of Shares	of Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased (1)	per Share	or Programs	or Programs
April 1 to April 30, 2010	7,739	$7.38	N/A	N/A
May 1 to May 31, 2010	3,310	8.05	N/A	N/A
June 1 to June 30, 2010	9,784	9.25	N/A	N/A
Total	20,833	$8.37	N/A

(1)	Includes shares purchased by rabbi trusts pursuant to nonqualified deferred compensation plans.

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

August 9, 2010

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