Form 10-Q
period 2010-09-30
MARSHALL & ILSLEY CORP
filed 2010-11-02
CIK 1399315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Small reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2010
Common Stock, $1.00 Par Value	527,980,483

MARSHALL & ILSLEY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
($000’s except share data)

	September 30,	December 31,	September 30,
	2010	2009	2009
Assets:
Cash and cash equivalents:
Cash and due from banks	$635,861	$769,034	$674,747
Federal funds sold and security resale agreements	18,393	26,839	40,739
Money market funds	56,964	36,610	33,666
Total cash and cash equivalents	711,218	832,483	749,152
Interest bearing deposits at other banks	1,386,600	1,128,794	1,531,018
Trading assets, at fair value	355,202	255,646	270,326
Investment securities:
Available for sale, at fair value	5,532,533	6,678,311	5,919,481
Federal Reserve Bank stock and FHLB stock, at cost	375,486	395,281	390,643
Held to maturity, fair value $87,134 ($106,962 at December 31, 2009 and $124,341 at September 30, 2009)	83,352	103,566	120,054
Loans held for sale	192,889	214,159	271,139
Loans and leases	39,530,245	44,003,467	45,835,175
Allowance for loan and lease losses	(1,388,188)	(1,480,470)	(1,413,743)
Net loans and leases	38,142,057	42,522,997	44,421,432
Premises and equipment, net	545,709	565,806	569,875
Goodwill	609,517	609,517	611,746
Other intangible assets	119,810	134,067	139,920
Bank-owned life insurance	1,223,976	1,189,360	1,181,564
Other real estate owned (OREO)	425,694	430,821	351,216
Accrued interest and other assets	2,182,782	2,149,170	2,017,757
Total Assets	$51,886,825	$57,209,978	$58,545,323

Liabilities and Equity:
Deposits:
Noninterest bearing	$7,620,406	$7,832,752	$8,286,269
Interest bearing	30,580,937	33,804,773	33,434,120
Total deposits	38,201,343	41,637,525	41,720,389
Federal funds purchased and security repurchase agreements	552,821	520,905	718,106
Other short-term borrowings	2,958	599,242	822,520
Accrued expenses and other liabilities	1,167,363	1,040,860	1,370,032
Long-term borrowings	5,370,348	6,425,855	7,511,960
Total Liabilities	45,294,833	50,224,387	52,143,007

Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized; 1,715,000 shares issued and outstanding of Senior Preferred Stock, Series B (liquidation preference of $1,000 per share)	1,715	1,715	1,715
Common stock, $1.00 par value; 530,164,081 shares issued (530,164,081shares at December 31, 2009 and 373,764,081 shares at September 30, 2009)	530,164	530,164	373,764
Additional paid-in capital	4,957,595	4,997,606	4,295,403
Retained earnings	1,166,751	1,666,021	1,930,715
Treasury stock, at cost: 2,183,598 shares (4,793,885 shares at December 31, 2009 and 5,453,457 shares at September 30, 2009)	(54,610)	(132,191)	(150,590)
Deferred compensation	(38,283)	(37,538)	(37,355)
Accumulated other comprehensive income, net of related taxes	17,862	(51,321)	(22,278)
Total Marshall & Ilsley Corporation shareholders' equity	6,581,194	6,974,456	6,391,374
Noncontrolling interest in subsidiaries	10,798	11,135	10,942
Total Equity	6,591,992	6,985,591	6,402,316
Total Liabilities and Equity	$51,886,825	$57,209,978	$58,545,323

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($000’s except per share data)

	Three Months Ended September 30,
	2010	2009
Interest and fee income
Loans and leases	$485,361	$547,505
Investment securities:
Taxable	39,853	43,565
Exempt from federal income taxes	8,746	10,671
Trading securities	166	136
Short-term investments	879	1,200
Total interest and fee income	535,005	603,077
Interest expense
Deposits	100,156	133,633
Short-term borrowings	3,607	1,546
Long-term borrowings	49,760	79,207
Total interest expense	153,523	214,386
Net interest income	381,482	388,691
Provision for loan and lease losses	431,744	578,701
Net interest income (loss) after provision for loan and lease losses	(50,262)	(190,010)
Other income
Wealth management	69,511	66,678
Service charges on deposits	31,824	33,564
Gain on sale of mortgage loans	7,109	11,771
Other mortgage banking revenue	587	934
Net investment securities gains (losses)	41,547	(1,517)
Bank-owned life insurance revenue	12,066	10,347
Gain on termination of debt	8,498	56,148
Sale of merchant portfolio processing	-	-
Other	52,359	46,051
Total other income	223,501	223,976
Other expense
Salaries and employee benefits	190,953	179,175
Net occupancy and equipment	32,967	33,297
Software expenses	8,128	7,704
Processing charges	32,102	33,623
Supplies, printing, postage and delivery	8,086	8,376
FDIC insurance	22,603	17,813
Professional services	27,539	23,541
Amortization of intangibles	5,012	5,889
Net OREO expenses	26,730	52,556
Loss on brokered CDs	28,829	2,136
Other	36,654	40,983
Total other expense	419,603	405,093
Income (loss) before income taxes	(246,364)	(371,127)
Provision (benefit) for income taxes	(102,841)	(148,170)
Net income (loss) including noncontrolling interests	(143,523)	(222,957)
Less: Net income attributable to noncontrolling interests	(348)	(402)
Net income (loss) attributable to Marshall & Ilsley Corporation	(143,871)	(223,359)
Preferred dividends	(25,295)	(25,068)
Net income (loss) attributable to Marshall & Ilsley Corporation common shareholders	$(169,166)	$(248,427)
Per share attributable to Marshall & Ilsley Corporation common shareholders
Basic	$(0.32)	$(0.68)
Diluted	$(0.32)	$(0.68)
Dividends paid per common share	$0.01	$0.01
Weighted average common shares outstanding (000's):
Basic	524,747	366,846
Diluted	524,747	366,846

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($000’s except per share data)

	Nine Months Ended September 30,
	2010	2009
Interest and fee income
Loans and leases	$1,495,208	$1,671,002
Investment securities:
Taxable	137,163	164,096
Exempt from federal income taxes	27,014	34,468
Trading securities	483	3,574
Short-term investments	3,049	2,228
Total interest and fee income	1,662,917	1,875,368
Interest expense
Deposits	319,289	409,995
Short-term borrowings	4,687	8,419
Long-term borrowings	152,094	274,693
Total interest expense	476,070	693,107
Net interest income	1,186,847	1,182,261
Provision for loan and lease losses	1,329,755	1,675,617
Net interest income (loss) after provision for loan and lease losses	(142,908)	(493,356)
Other income
Wealth management	207,500	195,197
Service charges on deposits	97,141	102,932
Gain on sale of mortgage loans	19,839	38,339
Other mortgage banking revenue	1,998	3,219
Net investment securities gains (losses)	45,378	81,220
Bank-owned life insurance revenue	34,640	27,625
Gain on termination of debt	19,694	68,446
Sale of merchant portfolio processing	48,272	-
Other	144,658	146,178
Total other income	619,120	663,156
Other expense
Salaries and employee benefits	537,870	521,601
Net occupancy and equipment	100,043	99,527
Software expenses	24,622	21,317
Processing charges	96,339	101,157
Supplies, printing, postage and delivery	24,796	26,400
FDIC insurance	76,493	82,150
Professional services	75,044	64,719
Amortization of intangibles	15,194	17,526
Net OREO expenses	83,973	116,230
Loss on brokered CDs	37,996	5,956
Other	100,441	103,599
Total other expense	1,172,811	1,160,182
Income (loss) before income taxes	(696,599)	(990,382)
Provision (benefit) for income taxes	(289,914)	(467,295)
Net income (loss) including noncontrolling interests	(406,685)	(523,087)
Less: Net income attributable to noncontrolling interests	(1,105)	(1,193)
Net loss attributable to Marshall & Ilsley Corporation	(407,790)	(524,280)
Preferred dividends	(75,713)	(75,040)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(483,503)	$(599,320)
Per share attributable to Marshall & Ilsley Corporation common shareholders
Basic	$(0.92)	$(1.97)
Diluted	$(0.92)	$(1.97)
Dividends paid per common share	$0.03	$0.03
Weighted average common shares outstanding (000's):
Basic	524,388	304,450
Diluted	524,388	304,450

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($000’s)

	Nine Months Ended September 30,
	2010	2009
Net Cash Provided by Operating Activities	$858,792	$828,767

Cash Flows from Investing Activities:
Net increase in short-term investments	(257,805)	(1,521,332)
Proceeds from sales of securities available for sale	1,172,528	1,208,197
Proceeds from redemptions of Federal Reserve Bank stock and FHLB stock	63,916	37,450
Proceeds from maturities of securities available for sale	1,025,539	1,228,936
Proceeds from maturities of securities held to maturity	35,375	119,040
Purchases of securities available for sale	(924,591)	(1,008,761)
Purchases of Federal Reserve Bank stock and FHLB stock	(44,121)	(88,314)
Net decrease in loans and leases	2,688,412	1,989,954
Purchases of premises and equipment, net	(17,682)	(42,105)
Cash paid for acquisitions, net of cash and cash equivalents acquired	(1,968)	(479)
Proceeds from sale of merchant portfolio processing	48,272	-
Net proceeds from sale of OREO	347,205	207,193
Net cash provided by investing activities	4,135,080	2,129,779

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(3,385,304)	733,073
Net decrease in short-term borrowings	(571,975)	(2,514,236)
Proceeds from issuance of long-term borrowings	-	375
Payments of long-term borrowings	(1,081,309)	(1,989,112)
Dividends paid on preferred stock	(64,312)	(64,551)
Dividends paid on common stock	(15,767)	(8,953)
Proceeds from the issuance of common stock	4,527	561,987
Other	(997)	(384)
Net cash used in financing activities	(5,115,137)	(3,281,801)
Net decrease in cash and cash equivalents	(121,265)	(323,255)
Cash and cash equivalents, beginning of year	832,483	1,072,407
Cash and cash equivalents, end of period	$711,218	$749,152

Supplemental Cash Flow Information:
Cash paid / (received) during the period for:
Interest	$523,972	$770,216
Income taxes	(135,626)	(118,564)

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements
September 30, 2010 & 2009 (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.  In management’s opinion, the unaudited financial information included in this report reflects all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial position and results of operations as of and for the three and nine months ended September 30, 2010 and 2009.  The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of results to be expected for the entire year.

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

In July 2010, the FASB issued new accounting guidance that will require additional disclosures in the notes to the financial statements regarding the nature of credit risk inherent in the loan and lease portfolio, how that credit risk is analyzed and assessed in arriving at the allowance for credit losses and the changes in the loan portfolio and the allowance for credit losses.  For the Corporation, period end disclosures will be required as of December 31, 2010 and disclosures about activity that occurs during the period will be initially required for the three months ended March 31, 2011. The Corporation is in the process of evaluating the impact of the additional disclosure requirements.

Effective January 1, 2010, the Corporation adopted updated accounting guidance to the Transfers and Servicing Topic and the Consolidations Topic of the FASB Accounting Standards Codification.  Changes to the Transfers and Servicing Topic eliminated the concept of a qualifying special-purpose entity (“QSPE”), changed the requirements for derecognizing financial assets, and required additional disclosures regarding an entity’s continuing involvement in and exposure to risks related to transferred financial assets. The changes to the Consolidations Topic replace the quantitative approach previously required for determining which enterprise should consolidate a variable interest entity with a consolidation approach focused on which enterprise has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. The updated Consolidations Topic also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, and eliminated the scope exception that a troubled debt restructuring, as defined by the Debt Topic, is not an event that required reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.  The adoption of this updated accounting guidance did not have a material impact on the Corporation’s financial statements and related disclosures.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

The Corporation’s Private Equity investments generally take the form of investments in private equity funds.  The private equity investments are valued using valuations and financial statements provided by the general partners on a quarterly basis.  The transaction price is used as the best estimate of fair value at inception.  When evidence supports a change to the carrying value from the transaction price, adjustments are made to reflect expected exit values. These nonpublic investments are included in Level 3 of the fair value hierarchy because they trade infrequently and, therefore, the fair value is unobservable.

Estimated fair values for residual interests in the form of interest only strips from automobile loan securitizations are based on a discounted cash flow analysis and are classified as a Level 3.  There were no automobile loan securitizations outstanding at September 30, 2010.

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

On a quarterly basis, the Corporation performs an analysis using historical and market implied default and recovery rates that also consider certain industry conventions established for operational efficiencies to estimate the potential impact on the reported fair values of these derivative financial assets and liabilities due to counterparty credit risk and the Corporation’s own credit risk.  Based on this analysis, the Corporation determined that the impact of these factors was insignificant and did not make any additional credit risk adjustments for purposes of determining the reported fair values of these derivative assets and liabilities with dealers at September 30, 2010.

Certain derivative transactions are executed with customers whose counterparty credit risk is similar in nature to the credit risk associated with the Corporation’s lending activities.  As is the case with a loan, the Corporation evaluates the credit risk of each of these customers on an individual basis and, where deemed appropriate, collateral is obtained.  The type of collateral varies and is often the same collateral as the collateral obtained to secure a customer’s loan.  For purposes of assessing the potential impact of counterparty credit risk on the fair values of derivative assets with customers, the Corporation used a probability analysis to estimate the amount of expected loss exposure due to customer default at some point in the remaining term of the entire portfolio of customer derivative contracts outstanding at September 30, 2010.  While not significant, the Corporation did factor the estimated amount of expected loss due to customer default in the reported fair value of its customer derivative assets at September 30, 2010.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

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

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations ($000’s):

September 30, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (1)
Trading Assets:
Trading securities	$-	$40,888	$-
Derivative assets	-	314,314	-
Total trading assets	$-	$355,202	$-
Investment securities available for sale (2)
U.S. treasury	$-	$2,129	$-
U.S. government agencies	-	4,254,097	-
States and political subdivisions	-	783,593	41,633
Residential mortgage backed securities	-	169,664	-
Asset backed securities	-	50,700	96,724
Private equity investments	-	-	71,294
Total investment securities available for sale	$-	$5,260,183	$209,651

Residential mortgage loans held for sale	$-	$12,303	$-
Accrued interest and other assets:
Financial guarantees - credit protection purchased	$-	$6	$-
Liabilities (1)
Other short-term borrowings	$-	$2,226	$-
Accrued expenses and other liabilities:
Derivative liabilities	$-	$286,254	$9,616
Financial guarantees - credit protection sold	-	1,200	-
Total accrued expenses and other liabilities	$-	$287,454	$9,616

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

December 31, 2009	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (1)
Trading Assets:
Trading securities	$-	$29,993	$-
Derivative assets	-	225,653	-
Total trading assets	$-	$255,646	$-

Investment securities available for sale (2)
U.S. treasury	$-	$7,379	$-
U.S. government agencies	-	5,247,974	64,561
States and political subdivisions	-	802,023	41,979
Residential mortgage backed securities	-	220,610	-
Corporate notes	-	-	10,000
Asset backed securities	-	949	153,271
Foreign	-	3,025	1,385
Equity	135	-	-
Private equity investments	-	-	68,482
Total investment securities available for sale	$135	$6,281,960	$339,678

Accrued interest and other assets:
Financial guarantees - credit protection purchased	$-	$13	$-

Liabilities (1)
Other short-term borrowings	$-	$14,604	$-
Accrued expenses and other liabilities:
Derivative liabilities	$-	$195,003	$11,600
Financial guarantees - credit protection sold	-	198	-
Total accrued expenses and other liabilities	$-	$195,201	$11,600

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

September 30, 2009	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (1)
Trading Assets:
Trading securities	$-	$18,425	$-
Derivative assets	-	251,901	-
Total trading assets	$-	$270,326	$-

Investment securities available for sale (2)
U.S. treasury	$-	$7,366	$-
U.S. government agencies	-	4,495,467	279
States and political subdivisions	-	850,634	42,680
Residential mortgage backed securities	-	236,381	-
Corporate notes	-	-	10,000
Asset backed securities	-	1,140	147,524
Foreign	-	2,375	1,383
Equity	154	-	-
Private equity investments	-	-	68,870
Total investment securities available for sale	$154	$5,593,363	$270,736

Accrued interest and other assets:
Financial guarantees - credit protection purchased	$-	$14	$-

Liabilities (1)
Other short-term borrowings	$-	$6,696	$-
Accrued expenses and other liabilities:
Derivative liabilities	$-	$220,228	$11,600
Financial guarantees - credit protection sold	-	198	-
Total accrued expenses and other liabilities	$-	$220,426	$11,600

(1)
The amounts presented above exclude certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage its interest rate risk.  These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2.  See Note 12 – Derivative Financial Instruments and Hedging Activities in Notes to Financial Statements for further information.  Level 3 derivative liabilities represent the fair value of a derivative financial instrument entered into in conjunction with the sale of the Corporation’s shares of Visa, Inc. (“Visa”) Class B common stock.  See Note 15 – Guarantees in Notes to Financial Statements for additional information regarding Visa.

(2)
The amounts presented are exclusive of $62,699, $56,538 and $55,228 in affordable housing partnerships at September 30, 2010, December 31, 2009, and September 30, 2009, respectively, which are generally carried on the equity method.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with financial instruments measured using significant unobservable inputs (Level 3) during the nine months ended September 30, 2010 ($000’s):

	Investment Securities (1)	Private Equity Investments (2)	Total	Derivative Liabilities
Balance at December 31, 2009	$271,196	$68,482	$339,678	$11,600
Net payments, purchases and sales	(370)	1,402	1,032	-
Accretion/amortization	(8)	-	(8)	-
Transfers out of Level 3	(140,483)	-	(140,483)	-
Total gains or losses (realized or unrealized):
Included in earnings	-	802	802	-
Included in other comprehensive income	(1,058)	-	(1,058)	-
Balance at March 31, 2010	$129,277	$70,686	$199,963	$11,600

Net payments, purchases and sales	(393)	(759)	(1,152)	(1,984)
Accretion/amortization	13	-	13	-
Transfers in to Level 3	12,008	-	12,008	-
Total gains or losses (realized or unrealized):
Included in earnings	-	1,055	1,055	-
Included in other comprehensive income	1,903	-	1,903	-
Balance at June 30, 2010	$142,808	$70,982	$213,790	$9,616

Net payments, purchases and sales	(825)	(2,099)	(2,924)	-
Accretion/amortization	13	-	13	-
Total gains or losses (realized or unrealized):
Included in earnings	-	2,411	2,411	-
Included in other comprehensive income	(3,639)	-	(3,639)	-
Balance at September 30, 2010	$138,357	$71,294	$209,651	$9,616

Unrealized gains or (losses) for the period included in earnings attributable to unrealized gains or losses for financial instruments still held at September 30, 2010	$-	$5,534	$5,534	$-

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
September 30, 2010 & 2009 (Unaudited)

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with financial instruments measured using significant unobservable inputs (Level 3) during the nine months ended September 30, 2009 ($000’s):

	Investment Securities (1)	Private Equity Investments (2)	Other Assets	Total	Derivative Liabilities
Balance at December 31, 2008	$135,953	$65,288	$5,903	$207,144	$-
Net payments, purchases and sales	(1,008)	706	(255)	(557)	-
Accretion/amortization	49	-	160	209	-
Net transfers in and/or out of Level 3	(2,860)	-	-	(2,860)	-
Total gains or losses (realized or unrealized):
Included in earnings	-	228	52	280	-
Included in other comprehensive income	34,993	-	(606)	34,387	-
Balance at March 31, 2009	$167,127	$66,222	$5,254	$238,603	$-

Net payments, purchases and sales	(1,048)	426	(194)	(816)	-
Accretion/amortization	41	-	148	189	-
Net transfers in and/or out of Level 3	-	-	-	-	-
Total gains or losses (realized or unrealized):
Included in earnings	-	3,869	10	3,879	14,743
Included in other comprehensive income	18,439	-	(273)	18,166	-
Balance at June 30, 2009	$184,559	$70,517	$4,945	$260,021	$14,743

Net payments, purchases and sales	(902)	2,833	(4,624)	(2,693)	(3,143)
Accretion/amortization	44	-	-	44	-
Net transfers in and/or out of Level 3	31,447	-	-	31,447	-
Total gains or losses (realized or unrealized):
Included in earnings	-	(4,480)	238	(4,242)	-
Included in other comprehensive income	(13,282)	-	(559)	(13,841)	-
Balance at September 30, 2009	$201,866	$68,870	$-	$270,736	$11,600

Unrealized gains or losses for the period included in earnings attributable to unrealized gains or losses for financial instruments still held at September 30, 2009	$-	$(671)	$-	$(671)	$(14,743)

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
September 30, 2010 & 2009 (Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis.  These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment or a change in the amount of a previously recognized impairment.

The table presented below summarizes the adjusted carrying values and level of fair value hierarchy for assets measured at fair value on a nonrecurring basis ($000’s):

	September 30, 2010				September 30, 2009

	Quoted Prices in	Significant			Quoted Prices in	Significant
	Active Markets	Other	Significant		Active Markets	Other	Significant
	for Identical	Observable	Unobservable		for Identical	Observable	Unobservable
	Assets	Inputs	Inputs		Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Loans held for sale	$-	$13,468	$-	$13,468	$-	$34,972	$-	$34,972
Impaired loans	-	-	676,506	676,506	-	-	934,946	934,946
Other real estate owned	-	-	72,750	72,750	-	-	109,872	109,872
Total	$-	$13,468	$749,256	$762,724	$-	$34,972	$1,044,818	$1,079,790

Net losses related to nonrecurring fair value measurements of certain assets consisted of the following ($000’s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Loans held for sale	$7,135	$18,146	$19,602	$29,733
Impaired loans	198,350	238,149	637,156	751,236
Other real estate owned	12,614	39,360	45,165	84,333
Total	$218,099	$295,655	$701,923	$865,302

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

Nonaccrual loans greater than $1.0 million are individually evaluated for impairment each quarter.  Impairment was measured based on the fair value of the collateral less estimated selling costs or the fair value of the loan (“collateral value method”).  All consumer-related renegotiated loans were evaluated for impairment based on the present value of the estimated cash flows discounted at the loan’s original effective interest rate (“discounted cash flow method”).  A valuation allowance was recorded for the excess of the loan’s recorded investment over the amount determined by either the collateral value method or the discounted cash flow method.  This valuation allowance is a component of the Allowance for loan and lease losses.  The discounted cash flow method is not a fair value measure.  For the collateral value method, the Corporation generally obtains appraisals to support the fair value of collateral underlying loans.  Appraisals incorporate measures such as recent sales prices for comparable properties and costs of construction.  The Corporation considers these fair values Level 3.

Losses on impaired loans represent net write-downs during the periods presented on impaired loans that were individually evaluated for impairment based on the estimated fair value of the collateral less estimated selling costs, excluding impaired loans fully charged off.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

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

Balance Sheet Financial Instruments ($ in millions)

	September 30, 2010		September 30, 2009
	Book Value	Fair Value	Book Value	Fair Value

Financial assets:
Cash and short term investments	$2,097.8	$2,097.8	$2,280.2	$2,280.2
Trading assets	355.2	355.2	270.3	270.3
Investment securities available for sale	5,532.5	5,532.5	5,919.5	5,919.5
Federal Reserve Bank stock and FHLB stock, at cost	375.5	375.5	390.6	390.6
Investment securities held to maturity	83.4	87.1	120.1	124.3
Net loans and leases	38,334.9	34,370.0	44,692.6	40,847.8
Interest receivable	146.1	146.1	176.2	176.2
Financial guarantees - credit protection purchased	-	-	-	-

Financial liabilities:
Deposits	$38,201.3	$38,462.1	$41,720.4	$42,216.9
Short-term borrowings	555.8	555.6	1,540.6	1,546.4
Long-term borrowings	5,370.3	5,324.9	7,512.0	7,140.6
Derivative liabilities	295.9	295.9	232.0	232.0
Interest payable	109.7	109.7	163.0	163.0
Financial guarantees - credit protection sold	1.2	1.2	-	-

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

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

Net loans and leases
The fair value of loans and leases was derived from discounted cash flow analyses.  Loans and leases as of  September 30, 2010 were grouped into 1,834 pools based on similar characteristics such as maturity, payment type and payment frequency, rate type and underlying index, recent loan-to-value (LTV) measures and various types of credit indicators such as recent FICO scores and the Corporation’s internal loan rating system.  Credit spreads were derived from observable information wherever possible.  In cases where observable information was not available because of inactive markets or the change in the loan characteristics such as declining collateral values, certain adjustments were made in management’s judgment to estimate credit spreads consistent with the manner the Corporation believes market participants would assess the fair value of the loan pool.  The Corporation has estimated that increasing or decreasing the credit spreads by the equivalent of a two credit rating adjustment could affect the aggregate fair value of the loans and leases by approximately $0.8 billion or 2.0% of the net carrying value of total loans and leases at September 30, 2010.  The fair value of loans held for sale is based on the expected sales price.  At September 30, 2010, the fair value of net loans and leases is considered Level 2 and Level 3 in the fair value hierarchy.

Deposits
The fair value for demand deposits or any interest bearing deposits with no fixed maturity date is considered to approximate carrying value.  Time deposits with defined maturity dates are considered to have a fair value which approximates the book value if the maturity date was within three months of the measurement date.  The remaining time deposits are assigned fair values based on a discounted cash flow analysis using discount rates that approximate interest rates currently being offered on time deposits with comparable maturities. At September 30, 2010, the fair value of deposits is considered Level 2 in the Fair Value Hierarchy.

Borrowings
Short-term borrowings are generally carried at cost that approximates fair value.  Long-term debt is valued using discounted cash flow analysis with discount curves developed using several methods.  Wherever possible, the Corporation uses pricing from industry accepted services or recently observed transactions in the Corporation’s long-term debt to develop the discounting curves.  The observed transactions are between unaffiliated parties where there has been sufficient transaction volume to conclude that the observed pricing is representative of the fair value of the long-term debt obligation.  In the absence of representative observed transactions, the Corporation develops discount curves based on current incremental borrowing rates for similar types of arrangements.  At September 30, 2010, the fair value of borrowings is considered Level 2 in the Fair Value Hierarchy.

Off-Balance Sheet Financial Instruments

Fair values of loan commitments and letters of credit have been estimated based on the equivalent fees, net of expenses, that would be charged for similar contracts and customers ($ in millions):

	September 30,
	2010	2009
Loan commitments	$6.6	$13.2
Commercial letters of credit	0.2	0.2
Standby letters of credit	6.3	9.5

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

4.	Comprehensive Income

The following tables present the Corporation’s comprehensive income ($000’s):

	Three Months Ended September 30, 2010
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net loss including noncontrolling interests			$(143,523)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$20,761	$(7,215)	$13,546
Reclassification for securities transactions included in net income	(30,723)	11,442	(19,281)
Total unrealized gains (losses) on available for sale investment securities	$(9,962)	$4,227	$(5,735)

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$(10,780)	$4,014	$(6,766)
Reclassification adjustments for hedging activities included in net income	13,706	(5,104)	8,602
Total unrealized gains (losses) on derivatives hedging variability of cash flows	$2,926	$(1,090)	$1,836

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(560)	158	(402)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(560)	$158	$(402)
Other comprehensive income (loss), net of tax			(4,301)
Total comprehensive income (loss)			(147,824)
Less: Comprehensive income attributable to the noncontrolling interests			(348)
Comprehensive income (loss) attributable to Marshall & Ilsley Corporation			$(148,172)

	Three Months Ended September 30, 2009
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net loss including noncontrolling interests			$(222,957)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$59,330	$(21,108)	$38,222
Reclassification for securities transactions included in net income	(2,787)	975	(1,812)
Total unrealized gains (losses) on available for sale investment securities	$56,543	$(20,133)	$36,410

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$547	$(191)	$356
Reclassification adjustments for hedging activities included in net income	16,349	(5,722)	10,627
Total unrealized gains (losses) on derivatives hedging variability of cash flows	$16,896	$(5,913)	$10,983

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(350)	69	(281)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(350)	$69	$(281)
Other comprehensive income (loss), net of tax			47,112
Total comprehensive income (loss)			(175,845)
Less: Comprehensive income attributable to the noncontrolling interests			(402)
Comprehensive income (loss) attributable to Marshall & Ilsley Corporation			$(176,247)

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

	Nine Months Ended September 30, 2010
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net loss including noncontrolling interests			$(406,685)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$150,062	$(54,818)	$95,244
Reclassification for securities transactions included in net income	(33,114)	12,332	(20,782)
Total unrealized gains (losses) on available for sale investment securities	$116,948	$(42,486)	$74,462

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$(51,430)	$19,153	$(32,277)
Reclassification adjustments for hedging activities included in net income	44,932	(16,733)	28,199
Total unrealized gains (losses) on derivatives hedging variability of cash flows	$(6,498)	$2,420	$(4,078)

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Effect due to remeasurement of benefit obligation	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(1,679)	478	(1,201)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(1,679)	$478	$(1,201)
Other comprehensive income (loss), net of tax			69,183
Total comprehensive income (loss)			(337,502)
Less: Comprehensive income attributable to the noncontrolling interests			(1,105)
Comprehensive income (loss) attributable to Marshall & Ilsley Corporation			$(338,607)

	Nine Months Ended September 30, 2009
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net loss including noncontrolling interests			$(523,087)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$198,132	$(69,843)	$128,289
Reclassification for securities transactions included in net income	(46,655)	16,329	(30,326)
Total unrealized gains (losses) on available for sale investment securities	$151,477	$(53,514)	$97,963

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$11,274	$(3,945)	$7,329
Reclassification adjustments for hedging activities included in net income	47,903	(16,766)	31,137
Total unrealized gains (losses) on derivatives hedging variability of cash flows	$59,177	$(20,711)	$38,466

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(1,049)	294	(755)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(1,049)	$294	$(755)
Other comprehensive income (loss), net of tax			135,674
Total comprehensive income (loss)			(387,413)
Less: Comprehensive income attributable to the noncontrolling interests			(1,193)
Comprehensive income (loss) attributable to Marshall & Ilsley Corporation			$(388,606)

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

5.	Earnings Per Common Share

A reconciliation of the numerators and denominators of the basic and diluted per common share computations are as follows (dollars and shares in thousands, except per share data):

	Three Months Ended September 30, 2010
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount

Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(143,871)
Preferred stock dividends	(25,295)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(169,166)	524,747	$(0.32)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(143,871)
Preferred stock dividends	(25,295)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(169,166)	524,747	$(0.32)

	Three Months Ended September 30, 2009
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount

Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(223,359)
Preferred stock dividends	(25,068)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(248,427)	366,846	$(0.68)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(223,359)
Preferred stock dividends	(25,068)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(248,427)	366,846	$(0.68)

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

	Nine Months Ended September 30, 2010
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount

Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(407,790)
Preferred stock dividends	(75,713)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(483,503)	524,388	$(0.92)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(407,790)
Preferred stock dividends	(75,713)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(483,503)	524,388	$(0.92)

	Nine Months Ended September 30, 2009
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount

Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(524,280)
Preferred stock dividends	(75,040)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(599,320)	304,450	$(1.97)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(524,280)
Preferred stock dividends	(75,040)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(599,320)	304,450	$(1.97)

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

The table below presents the outstanding options to purchase shares of common stock not included in the computation of diluted earnings per common share because the exercise price  was greater than the average market price of the common shares for the three and nine month periods ended September 30, 2010 and 2009 (anti-dilutive options).  As a result of the Corporation’s reported net loss for the three and nine months ended September 30, 2010 and 2009, all stock options outstanding were excluded from the computation of diluted earnings per common share (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Shares Subject to Options	31,573	32,289	31,573	32,289

Price Range	$4.76 - $36.82	$4.76 - $36.82	$4.76 - $36.82	$4.76 - $36.82

An outstanding warrant to purchase 13,815,789 shares of the Corporation’s common stock issued in connection with the Corporation’s participation in the U.S. Treasury Department’s Capital Purchase Program was not included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009, because of the reported net loss in the respective periods.  In addition, the $18.62 per share exercise price of the warrant was greater than the average market price of the common shares for the three and nine months ended September 30, 2010 and 2009.

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
September 30, 2010 & 2009 (Unaudited)

7.	Investment Securities

The amortized cost, fair value and unrealized gains and losses of selected investment securities, by major security type, held by the Corporation were as follows ($000's):

	September 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury	$2,106	$23	$-	$2,129
U.S. Government agencies	4,140,806	113,761	470	4,254,097
States and political subdivisions	789,828	44,116	8,718	825,226
Residential mortgage backed securities	163,180	6,577	93	169,664
Asset backed securities	206,766	6	59,348	147,424
Private Equity investments	71,294	-	-	71,294
Affordable Housing Partnerships	62,699	-	-	62,699
Total	$5,436,679	$164,483	$68,629	$5,532,533

Federal Reserve Bank stock and FHLB stock
Federal Reserve Bank stock	$173,999	$-	$-	$173,999
FHLB stock	201,487	-	-	201,487
Total	$375,486	$-	$-	$375,486

Held to maturity:
States and political subdivisions	$68,999	$3,478	$285	$72,192
Corporate notes	10,000	474	-	10,474
Foreign	4,353	125	10	4,468
Total	$83,352	$4,077	$295	$87,134

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury	$7,335	$47	$3	$7,379
U.S. Government agencies	5,291,115	53,272	31,852	5,312,535
States and political subdivisions	831,248	23,557	10,803	844,002
Residential mortgage backed securities	221,819	2,041	3,250	220,610
Corporate notes	10,000	-	-	10,000
Asset backed securities	208,330	8	54,118	154,220
Equity	115	20	-	135
Private Equity investments	68,494	52	64	68,482
Affordable Housing Partnerships	56,538	-	-	56,538
Foreign	4,410	-	-	4,410
Total	$6,699,404	$78,997	$100,090	$6,678,311

Federal Reserve Bank stock and FHLB stock
Federal Reserve Bank stock	$186,375	$-	$-	$186,375
FHLB stock	208,906	-	-	208,906
Total	$395,281	$-	$-	$395,281

Held to maturity:
States and political subdivisions	$102,566	$3,613	$217	$105,962
Foreign	1,000	-	-	1,000
Total	$103,566	$3,613	$217	$106,962

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

	September 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury	$7,347	$19	$-	$7,366
U.S. Government agencies	4,412,867	107,336	24,457	4,495,746
States and political subdivisions	849,123	46,112	1,921	893,314
Residential mortgage backed securities	238,802	2,599	5,020	236,381
Corporate notes	10,000	-	-	10,000
Asset backed securities	209,385	6	60,727	148,664
Equity	115	39	-	154
Private Equity investments	68,882	52	64	68,870
Affordable Housing Partnerships	55,228	-	-	55,228
Foreign	3,758	-	-	3,758
Total	$5,855,507	$156,163	$92,189	$5,919,481

Federal Reserve Bank stock and FHLB stock
Federal Reserve Bank stock	$181,732	$-	$-	$181,732
FHLB stock	208,911	-	-	208,911
Total	$390,643	$-	$-	$390,643

Held to maturity:
States and political subdivisions	$119,054	$4,481	$194	$123,341
Foreign	1,000	-	-	1,000
Total	$120,054	$4,481	$194	$124,341

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

The following tables provide the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position ($000’s):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010
U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. Government agencies	80,918	123	202,865	347	283,783	470
States and political subdivisions	37,425	5,028	19,081	3,975	56,506	9,003
Residential mortgage backed securities	-	-	4,045	93	4,045	93
Corporate notes	-	-	-	-	-	-
Asset backed securities	-	-	146,645	59,348	146,645	59,348
Equity	-	-	-	-	-	-
Private Equity investments	-	-	-	-	-	-
Affordable Housing Partnerships	-	-	-	-	-	-
Foreign	2,091	9	399	1	2,490	10
Total	$120,434	$5,160	$373,035	$63,764	$493,469	$68,924

December 31, 2009
U.S. Treasury	$747	$3	$-	$-	$747	$3
U.S. Government agencies	1,761,701	23,839	1,015,790	8,013	2,777,491	31,852
States and political subdivisions	40,517	6,730	101,432	4,290	141,949	11,020
Residential mortgage backed securities	55,009	2,116	48,270	1,134	103,279	3,250
Corporate notes	-	-	-	-	-	-
Asset backed securities	-	-	153,154	54,118	153,154	54,118
Equity	-	-	-	-	-	-
Private Equity investments	-	-	-	64	-	64
Affordable Housing Partnerships	-	-	-	-	-	-
Foreign	825	-	400	-	1,225	-
Total	$1,858,799	$32,688	$1,319,046	$67,619	$3,177,845	$100,307

September 30, 2009
U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. Government agencies	45,572	435	1,169,834	24,022	1,215,406	24,457
States and political subdivisions	1,804	86	19,477	2,029	21,281	2,115
Residential mortgage backed securities	48,437	2,589	55,052	2,431	103,489	5,020
Corporate notes	-	-	-	-	-	-
Asset backed securities	-	-	147,466	60,727	147,466	60,727
Equity	-	-	-	-	-	-
Private Equity investments	-	-	-	64	-	64
Affordable Housing Partnerships	-	-	-	-	-	-
Foreign	-	-	-	-	-	-
Total	$95,813	$3,110	$1,391,829	$89,273	$1,487,642	$92,383

Other-Than-Temporary-Impairment (OTTI)

Impairment occurs when the fair value of a security is less than its historical cost.  These declines are recorded as either temporary impairment or other-than-temporary-impairment (“OTTI”).  Impairments on investment securities are reviewed quarterly to determine if they are other than temporary.  Impairment is considered to be other than temporary if the present value of cash flows expected to be collected on the investment security discounted at the security’s implicit interest rate at acquisition is less than the investment security’s amortized cost.  In addition, impairment is considered to be other than temporary if the Corporation intends to sell an investment security or it is more likely than not that the Corporation will be required to sell the investment security before the recovery of its amortized cost basis.  All other impairments are considered temporary.

The investment securities reported in the September 30, 2010 table above were temporarily impaired. This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on September 30, 2010.  The Corporation determined that the temporary impairment in the investment securities at September 30, 2010 was not from a decline in value due to a credit event that would result in OTTI.  At September 30, 2010, the Corporation does not intend to sell these temporarily impaired investment securities until a recovery of recorded investment, which may be at maturity.  In addition, the Corporation concluded that it is more likely than not that it will not have to sell the investment securities prior to recovery of the recorded investment.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

The most severe impairment was recognized in the Corporation’s investments in asset backed securities, which consist primarily of senior tranche collateralized debt obligations (“CDOs”) that are secured by pools of trust-preferred securities issued by financial institutions or insurance companies.  To assess the CDOs for potential OTTI, the Corporation estimated the expected cash flows for each security in this portfolio.  The analysis was completed by evaluating the credit quality of the underlying collateral and the cash flow structure.  At September 30, 2010, the estimated cash flow analysis for each security indicated that contractual principal and interest was fully collectible by maturity.

The credit quality analysis included analyses of profitability, credit quality, operating efficiency, leverage, and liquidity using the most recently available financial and regulatory information for each underlying collateral issuer.  The credit review also incorporated historical industry default data and current/near term operating conditions.  Using the results of this analysis, the Corporation estimated appropriate default and recovery probabilities for each piece of collateral.  No recoveries were assumed on issuers who were deferring interest or currently in default.

There are various tranches or investment classes issued within each CDO.  The most senior tranches generally have the lowest yield but the most protection from credit losses compared to other tranches that are subordinate to the most senior tranches.  The Corporation holds only the two most senior tranches of the CDO issuances.  Because of that seniority, the Corporation’s investments receive credit support from the subordinated tranches.  At September 30, 2010, the Corporation estimated that the percentage of the currently performing collateral that would be required to default to cause the Corporation’s tranches to not receive all of its contractual cash flows (principal and interest) ranged from 18% to 50%.  Based on that analysis, the Corporation concluded that there was excess protection to absorb the expected credit losses from both current and projected defaults and there was no OTTI.  In addition, the Corporation concluded that the lengthening of the expected time for principal repayment combined with the illiquid market for trust preferred securities resulted in market expectations of higher yields for similar instruments which explained the entire decline in the fair value of the securities compared with their book values.

Other classes of investments with impairment at September 30, 2010 included US Government Agency Securities and Obligations of states and political subdivisions.  US Government Agency Securities consist of mortgage-backed securities issued by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Federal Home Loan Bank (FHLB) and Government National Mortgage Association (GNMA).  This portfolio consists of securities with both fixed and floating rate interest rates, average lives of 3-5 years and contractual cash flows guaranteed by the U.S. government or agencies of the U.S. government.

Obligations of states and political subdivisions are bank qualified fixed rate securities with original maturities of ten to twenty years.  The securities primarily consist of general obligation bonds with some essential service revenue bonds.  The majority of these securities have credit ratings of investment grade or better.  Management performs ongoing credit quality reviews on these securities and at September 30, 2010, determined there were no credit losses.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2010 ($000’s):

	Investment Securities		Investment Securities
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$318,776	$326,429	$11,520	$11,662
From one through five years	3,238,004	3,330,988	32,964	34,470
From five through ten years	1,218,891	1,265,388	38,868	41,002
After ten years	661,008	609,728	-	-
	$5,436,679	$5,532,533	$83,352	$87,134

Federal Reserve Bank stock and FHLB stock have no contractual maturities.

The gross investment securities gains and losses, including Wealth Management transactions, amounted to $42,286 and $739 for the three months ended September 30, 2010, respectively and $3,645 and $5,003 for the three months ended September 30, 2009, respectively. The gross investment securities gains and losses, including Wealth Management transactions, amounted to $49,705 and $4,327 for the nine months ended September 30, 2010, respectively and $89,093 and $7,503 for the nine months ended September 30, 2009, respectively.  See the Consolidated Statements of Cash Flows for proceeds from the sale of investment securities.

At September 30, 2010, December 31, 2009 and September 30, 2009, securities with a value of approximately $1,274,636, $1,530,764, and $1,450,352 respectively, were pledged to secure public deposits, short-term borrowings, interest rate swaps and for other purposes required by law.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

8.	Loans and Leases

The Corporation’s loan and lease portfolio consisted of the following ($000’s):

	September 30,	December 31,	September 30,
Loans held for sale	2010	2009	2009
Commercial, financial and agricultural	$1,829	$1,633	$1,336
Real estate
Commercial mortgage	12,485	11,031	47,865
Construction and development	30,209	57,333	92,677
Residential mortgage	110,104	48,105	37,500
Home equity loans and lines of credit	38,262	29,224	21,782
Total real estate	191,060	145,693	199,824

Personal	-	66,833	69,979
Total loans held for sale	$192,889	$214,159	$271,139

Portfolio loans and leases
Commercial, financial and agricultural	$11,514,686	$12,473,995	$13,039,760
Real estate
Commercial mortgage	13,044,740	13,634,894	13,836,448
Construction and development	3,586,723	5,481,547	6,221,510
Residential mortgage	4,468,649	4,920,765	5,097,695
Home equity loans and lines of credit	4,328,478	4,685,370	4,790,834
Total real estate	25,428,590	28,722,576	29,946,487

Personal	2,057,641	2,191,449	2,198,143
Lease Financing	529,328	615,447	650,785
Total portfolio loans and leases	$39,530,245	$44,003,467	$45,835,175

Total loans and leases	$39,723,134	$44,217,626	$46,106,314

Loans and leases are presented net of unearned income and unamortized deferred fees, which amounted to $87,641, $111,924 and $108,528 at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

Included in the loans held for sale category are nonaccrual loans which amounted to $34,235, $57,670, and $128,067 at September 30, 2010, December 31, 2009, and September 30, 2009, respectively.  Also included in loans held for sale are troubled debt restructured loans, which the Corporation refers to as accruing renegotiated loans, which amounted to $1,830 and $15 at September 30, 2010, and December 31, 2009, respectively.  There were no accruing renegotiated loans held for sale at September 30, 2009.

For the nine months ended September 30, 2010 and 2009, loans transferred to OREO, net of initial write-downs, amounted to $384,988 and $321,832, respectively.  These amounts are considered non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

9.	Allowance for Loan and Lease Losses

An analysis of the allowance for loan and lease losses is as follows ($000's):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$1,516,780	$1,367,782	$1,480,470	$1,202,167
Provision for loan and lease losses	431,744	578,701	1,329,755	1,675,617
Charge-offs	(581,426)	(541,593)	(1,473,661)	(1,494,931)
Recoveries	21,090	8,853	51,624	30,890
Balance at end of period	$1,388,188	$1,413,743	$1,388,188	$1,413,743

As of September 30, 2010, December 31, 2009 and September 30, 2009, nonaccrual loans and leases totaled $1,597,619, $2,044,751 and $2,250,061 and accruing renegotiated loans totaled $547,922, $793,459 and $935,260, respectively.

For purposes of impairment testing, nonaccrual loans greater than $1.0 million, renegotiated commercial loans greater than $250,000 and all consumer-related renegotiated loans are individually assessed for impairment each quarter.  Consumer-related renegotiated loans are evaluated at the present value of expected future cash flows discounted at the loan’s effective interest rate.  Nonaccrual loans below the threshold were collectively evaluated as homogeneous pools.  The required valuation allowance is included in the allowance for loan and lease losses in the Consolidated Balance Sheets.

The Corporation’s recorded investment in impaired loans and leases and the related valuation allowance are as follows ($000’s):

	September 30, 2010		September 30, 2009
	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance
Total nonaccrual and renegotiated loans and leases	$2,145,541		$3,185,321
Less: impaired loans held for sale	(36,065)		(128,067)
Total impaired loans and leases	$2,109,476		$3,057,254
Loans and leases excluded from individual evaluation	(548,458)		(733,458)
Impaired loans evaluated	$1,561,018		$2,323,796

Valuation allowance required	$1,008,412	$245,128	$1,437,036	$369,463
No valuation allowance required	552,606	-	886,760	-
Impaired loans evaluated	$1,561,018	$245,128	$2,323,796	$369,463

The average recorded investment in total impaired loans and leases for the quarters ended September 30, 2010 and 2009 amounted to $2,336,353 and $3,293,191, respectively. For the nine months ended September 30, 2010 and 2009, the average recorded investment in total impaired loans and leases amounted to $2,585,269 and $2,901,353 respectively.

The amount of cumulative net charge-offs recorded on the Corporation’s impaired loans outstanding at September 30, 2010 was approximately $823,314.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

10.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 were as follows ($000’s):

	Commercial	Community	Wealth
	Banking	Banking	Management	Others	Total
Gross amount of goodwill	$1,250,595	$609,510	$163,779	$120,777	$2,144,661
Accumulated impairment losses	(925,634)	(609,510)	-	-	(1,535,144)
Goodwill balance as of December 31, 2009	324,961	-	163,779	120,777	609,517
Activity	-	-	-	-	-
Goodwill balance as of September 30, 2010	$324,961	$-	$163,779	$120,777	$609,517

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 were as follows ($000’s):

	Commercial Banking	Community Banking	Wealth Management	Others	Total
Gross amount of goodwill	$1,252,880	$609,510	$157,121	$120,777	$2,140,288
Accumulated impairment losses	(925,634)	(609,510)	-	-	(1,535,144)
Goodwill balance as of December 31, 2008	327,246	-	157,121	120,777	605,144
Goodwill acquired during the period	-	-	3,789	-	3,789
Purchase accounting adjustments	-	-	2,813	-	2,813
Goodwill balance as of September 30, 2009	$327,246	$-	$163,723	$120,777	$611,746

Goodwill acquired during the nine months ended September 30, 2009 includes initial goodwill of $3.8 million for the acquisition of Delta. Purchase accounting adjustments for Wealth Management represent adjustments made to the initial estimates of fair value associated with the acquisition of Taplin, Canida & Habacht.

At September 30, 2010, the Corporation’s other intangible assets consisted of the following ($000’s):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Core deposit intangible	$216,177	$(124,361)	$91,816
Trust customers	29,315	(9,422)	19,893
Tradename	3,975	(1,412)	2,563
Other intangibles	6,350	(1,970)	4,380
	$255,817	$(137,165)	$118,652
Mortgage loan servicing rights			$1,158

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

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

Amortization expense of other intangible assets for the three months ended September 30, 2010 and 2009 amounted to $4.8 million and $5.6 million, respectively. For the nine months ended September 30, 2010 and 2009, amortization expense of other intangible assets amounted to $14.6 million and $16.7 million, respectively.

Amortization of mortgage loan servicing rights amounted to $0.2 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, amortization of mortgage loan servicing rights amounted to $0.6 million and $0.8 million, respectively.

The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five fiscal years are ($000’s):

2011	$18,123
2012	15,600
2013	13,417
2014	11,538
2015	11,547

Mortgage loan servicing rights are subject to the prepayment risk inherent in the underlying loans that are being serviced.  The actual remaining life could be significantly different due to actual prepayment experience in future periods.

Goodwill Impairment Tests

The Intangibles – Goodwill and Other Topic of the Codification provides guidance for impairment testing of goodwill and intangible assets that are not amortized.  Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The Corporation has elected to perform the annual test for goodwill impairment as of June 30th of each year.  Other than goodwill, the Corporation did not have any other intangible assets with indefinite lives at September 30, 2010.

As a result of applying the first step of goodwill impairment testing to determine if potential goodwill impairment existed at June 30, 2010, the Commercial Banking segment, Trust, Private Banking, and Brokerage, the three reporting units that comprise the Wealth Management segment, and the Capital Markets reporting unit “passed” (fair value exceeded the carrying amount) the first step of the goodwill impairment test.  The National Consumer Banking reporting unit “failed” (the carrying amount exceeded the fair value) the first step of the goodwill impairment test at June 30, 2010 and was subjected to the second step of the goodwill impairment test.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

The Corporation completed an evaluation of the second step of the process in order to determine if there is any goodwill impairment for the National Consumer Banking reporting unit.

The implied fair value of a reporting unit’s goodwill will generally increase if the fair value of its loans and leases are less than the carrying value of the reporting unit’s loans and leases.  The fair value of loans and leases was derived from discounted cash flow analysis as described in Note 3 – Fair Value Measurements in Notes to Financial Statements.

The Corporation’s allocation of the fair values to the assets and liabilities assigned to the National Consumer Banking reporting unit was less than its reported carrying values.  As a result, the Corporation concluded that it was not required to recognize any goodwill impairment.

11.	Deposits

The Corporation's deposit liabilities consisted of the following ($000's):

	September 30,	December 31,	September 30,
	2010	2009	2009
Noninterest bearing demand	$7,620,406	$7,832,752	$8,286,269
Interest bearing:
Savings and NOW	4,845,485	6,938,091	6,023,494
Money Market	15,342,605	11,314,909	10,402,907
CD's $100,000 and over:
CD's $100,000 and over	5,412,975	9,702,183	10,909,210
Cash flow hedge - Institutional CDs	-	13,427	15,828
Total CD's $100,000 and over	5,412,975	9,715,610	10,925,038
Other time	4,796,078	5,589,900	5,787,060
Foreign	183,794	246,263	295,621
Total interest bearing	30,580,937	33,804,773	33,434,120
Total deposits	$38,201,343	$41,637,525	$41,720,389

FDIC’s Temporary Liquidity Guarantee Program

On December 5, 2008, the Corporation announced that it and its eligible affiliates would be participating in a component of the FDIC’s Temporary Liquidity Guarantee Program – the Transaction Account Guarantee Program (the “TAGP”).

Under the TAGP, all noninterest-bearing transaction accounts held at the Corporation’s affiliate banks were fully guaranteed by the FDIC for the entire amount in the account, in addition to and separate from the coverage available under the FDIC’s general deposit rules.

Due to the stressed economic conditions that existed in 2008 and 2009, the Corporation believes that its participation in the TAGP was warranted and that such participation had a positive affect on its deposit growth in 2009.  The Corporation subsequently determined that its participation in the TAGP program and the additional cost of participating in the program were no longer warranted, and elected to opt out of the program effective as of June 30, 2010. As anticipated, certain NOW deposits and certain noninterest bearing demand deposits migrated to other deposit accounts, investment products or into products offered by other entities during the second quarter of 2010.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, beginning December 31, 2010 and continuing through January 1, 2013, all funds held in noninterest-bearing transaction accounts will be fully guaranteed by the FDIC for the full amount of the account.  However, this unlimited insurance coverage will not extend to Interest on Lawyer Trust Accounts or minimal interest-bearing NOW accounts, which are currently covered under TAGP.

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

During the second quarter of 2010 the Corporation began originating residential mortgage loans for sale to the secondary market on a mandatory basis. In conjunction with these activities, the Corporation elected to account for the loans held for sale on a mandatory basis at fair value and economically hedge the change in fair value of both the loan commitments and funded loans held for sale on a mandatory basis with To Be Announced (“TBA”) forward contracts on agency securities. The economic hedges are not intended to qualify for the special hedge accounting prescribed by the Derivative and Hedging Topic of the Codification.  The activity for the three and nine months ended September 30, 2010 was not significant.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

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

Trading and other free standing derivatives are used primarily to focus on providing derivative products to customers, which enable them to manage their exposures to interest rate risk.  The Corporation’s market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts.  The offsetting derivative contracts generally have nearly identical notional values, terms and indices.  The Corporation used interest rate futures to economically hedge exposure to interest rate risk arising from the interest rate swap (designated as trading) entered into in conjunction with its auto securitization activities.  There were no auto securitization activities during the nine months ended September 30, 2010.

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

Visa

As permitted under the by-laws of Visa, during the second quarter of 2009 the Corporation sold its 998,826 shares of Visa Class B common stock for $35.4 million to a qualified purchaser (“purchaser”).  At the time of the sale, the conversion ratio of Visa Class B common stock to Visa Class A common stock was 0.6296. That exchange ratio can change based on the outcome of certain litigation matters.  Concurrently with the sale, the Corporation and the purchaser entered into a derivative transaction whereby the Corporation will make cash payments to the purchaser whenever the conversion ratio of Visa Class B common stock to Visa Class A common stock is reset to an amount less than 0.6296. The purchaser will make cash payments to the Corporation when the litigation is settled and the ultimate settlement results in a return of cash or additional shares of Visa common stock to the purchaser. The Corporation determined that the initial fair value of the derivative was equal to the Corporation’s Visa U.S.A. membership proportion of the unfunded estimated fair value of the litigation settlement amount. That amount was determined to be a liability of $14.7 million.

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

On June 30, 2009, Visa announced that it had decided to deposit $700 million into the litigation escrow account previously established under its retrospective responsibility plan. Despite the funding, Visa did not disclose any updates about the litigation matters that would change the Corporation’s estimate of the fair value of the litigation settlement amount. As a result of the deposit, the conversion ratio of Visa Class B common stock to Visa Class A common stock was revised to 0.5824 and the Corporation made a $3.1 million payment to the purchaser in 2009.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

On June 1, 2010, Visa announced that it had deposited an additional $500 million into the litigation escrow account previously established under its retrospective responsibility plan. Despite the funding, Visa did not provide any updates about the litigation matters that would change the Corporation’s estimate of the fair value of the litigation settlement amount. As a result of the deposit, the conversion ratio of Visa Class B common stock to Visa Class A common stock was revised to 0.5550 and the Corporation made a $2.0 million payment to the purchaser in the second quarter of 2010.

On September 21, 2010, Visa announced that it had deposited an additional $800 million in the litigation escrow account.  Despite the additional funding, Visa did not provide any updates about the litigation matters that would change the Corporation’s estimate of the fair value of the litigation settlement amount. As a result of the deposit, the conversion ratio of Visa Class B common stock to Visa Class A common stock decreased from 0.5550 to 0.5102 and on October 22, 2010, the Corporation made a $3.5 million payment to the purchaser.

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

At September 30, 2010, the maximum potential amount of future payments (undiscounted) that the Corporation, as a protection seller, could be required to make under the credit protection derivative amounted to $7.8 million, of which $1.2 million matures within one year and $6.6 million matures in one to five years.  The fair value of the credit protection derivative amounted to a negative $1.2 million at September 30, 2010 and is included in the Accrued Expenses and Other Liabilities category of the Corporation’s Consolidated Balance Sheets.

At September 30, 2010, the maximum potential amount of future receivables that the Corporation, as a protection purchaser, may be eligible to receive under the credit protection derivative amounted to $4.4 million, of which $2.8 million matures in one to five years and $1.6 million matures in five to ten years.  At September 30, 2010, the fair value of the credit protection derivative was immaterial.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

The following tables summarize the balance sheet category and fair values of trading instruments and other free standing derivatives not designated as hedging instruments:

	Notional		Fair
	Amount		Value
September 30, 2010	($ in millions)	Balance Sheet Category	($ in millions)
Assets:
Interest rate contracts - swaps	$4,141.1	Trading assets	$306.0
Interest rate contracts - purchased interest rate caps	180.1	Trading assets	0.8
Interest rate lock commitments	34.8	Trading assets	0.7
TBA forward contracts - agency securities	11.0	Trading assets	0.0
Equity derivative contracts - equity indexed CDs	94.5	Trading assets	6.8
Total assets			314.3

Liabilities:
Interest rate contracts - swaps	$4,208.8	Accrued expenses and other liabilities	$278.7
Interest rate contracts - sold interest rate caps	170.7	Accrued expenses and other liabilities	0.8
TBA forward contracts - agency securities	24.5	Accrued expenses and other liabilities	0.1
Equity derivative contracts - equity indexed CDs	93.6	Accrued expenses and other liabilities	6.7
Equity derivative contracts - Visa	1.0	Accrued expenses and other liabilities	9.6
Total liabilities			$295.9
Net positive fair value impact			$18.4

	Notional		Fair
	Amount		Value
September 30, 2009	($ in millions)	Balance Sheet Category	($ in millions)
Assets:
Interest rate contracts - swaps	$4,796.2	Trading assets	$244.2
Interest rate contracts - purchased interest rate caps	169.6	Trading assets	1.6
Equity derivative contracts - equity indexed CDs	84.7	Trading assets	6.1
Total assets			251.9

Liabilities:
Interest rate contracts - swaps	$4,388.1	Accrued expenses and other liabilities	$212.6
Interest rate contracts - sold interest rate caps	151.7	Accrued expenses and other liabilities	1.5
Equity derivative contracts - equity indexed CDs	84.4	Accrued expenses and other liabilities	6.1
Equity derivative contracts - Visa	1.0	Accrued expenses and other liabilities	11.6
Total liabilities			$231.8
Net positive fair value impact			$20.1

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

The following tables summarize the income statement categories of the gain or (loss) recognized in income on trading instruments and other free standing derivatives not designated as hedging instruments:

		Amount of Gain or (Loss) Recognized in Income on Derivative
		($ in millions)
	Category of Gain or	Three Months Ended		Nine Months Ended
	(Loss) Recognized in	September 30,		September 30,
	Income on Derivative	2010	2009	2010	2009
Interest rate contracts:
Interest rate swaps	Other income - Other	$0.9	$2.4	$3.8	$6.0
Purchased interest rate caps	Other income - Other	(0.3)	(1.0)	(0.6)	0.2
Sold interest rate caps	Other income - Other	0.3	0.9	0.6	(0.1)
Interest rate futures	Other income - Other	-	(0.3)	-	(1.0)
Interest rate lock commitments	Other income - Gain on sale of mortgage loans	0.4	-	0.8	-
TBA forward contracts - agency securities	Other income - Gain on sale of mortgage loans	0.1	-	(0.1)	-

Equity contracts:
Equity-indexed CDs	Other income - Other	0.0	0.0	0.0	0.0
Warrants	Other income - Other	-	(0.1)	-	(0.1)
Visa	Other income - Other	-	(0.0)	-	(14.7)

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

The following tables summarize the balance sheet category and fair values of derivatives designated as hedging instruments:

						Weighted
			Notional		Fair	Average
			Amount		Value	Remaining
September 30, 2010	Derivative Type	Hedged Item	($ in millions)	Balance Sheet Category	($ in millions)	Term (Years)
Liabilities
Interest rate contracts:
Receive fixed rate swaps	Fair Value	Institutional CDs	$25.0	Deposits	$(0.9)	25.7
Receive fixed rate swaps	Fair Value	Brokered bullet CD's	204.9	Deposits	(15.3)	2.7
Receive fixed rate swaps	Fair Value	Callable CDs	2,300.9	Deposits	(53.8)	13.7
Pay fixed rate swaps	Cash Flow	Security repurchase agreement	250.0	Short-term borrowings	7.7	0.6
Pay fixed rate swaps	Cash Flow	FHLB advances	800.0	Long-term borrowings	66.1	1.8
Receive fixed rate swaps	Fair Value	FHLB advances	280.0	Long-term borrowings	(10.2)	1.9
Pay fixed rate swaps	Cash Flow	Floating rate bank notes	73.9	Long-term borrowings	2.5	0.7
Receive fixed rate swaps	Fair Value	Fixed rate bank notes	520.0	Long-term borrowings	(32.2)	4.4
Receive fixed rate swaps	Fair Value	Medium term notes	6.5	Long-term borrowings	0.0	17.4
Total liabilities					$(36.1)
Net positive fair value impact					$36.1

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

						Weighted
			Notional		Fair	Average
			Amount		Value	Remaining
September 30, 2009	Derivative Type	Hedged Item	($ in millions)	Balance Sheet Category	($ in millions)	Term (Years)
Liabilities
Interest rate contracts:
Pay fixed rate swaps	Cash Flow	Institutional CDs	$250.0	Deposits	$15.8	1.6
Receive fixed rate swaps	Fair Value	Brokered bullet CD's	209.3	Deposits	(11.0)	3.7
Receive fixed rate swaps	Fair Value	Callable CDs	5,990.4	Deposits	(37.2)	13.9
Receive fixed rate swaps	Fair Value	Institutional CDs	25.0	Deposits	(1.1)	26.7
Pay fixed rate swaps	Cash Flow	FHLB advances	1,060.0	Long-term borrowings	69.3	2.3
Pay fixed rate swaps	Cash Flow	Floating rate bank notes	192.1	Long-term borrowings	12.9	1.7
Receive fixed rate swaps	Fair Value	FHLB advances	280.0	Long-term borrowings	(4.8)	2.9
Receive fixed rate swaps	Fair Value	Fixed rate bank notes	630.0	Long-term borrowings	(33.9)	5.7
Receive fixed rate swaps	Fair Value	Medium term notes	6.6	Long-term borrowings	(0.0)	18.4
Total liabilities					$10.0
Net negative fair value impact					$(10.0)

The effect of fair value hedges on the Consolidated Statements of Income for the three months ended September 30, 2010 and 2009 was as follows ($ in millions):

	Category of Gain (Loss)			Category of Gain (Loss)
	Recognized in Income	Amount of Gain (Loss) Recognized in		Recognized in Income	Amount of Gain (Loss) Recognized in
Interest rate contracts	on Derivative	Income on Derivative (a)		on Hedged Item	Income on Hedged Item (b)
		Three Months Ended September 30,			Three Months Ended September 30,
		2010	2009		2010	2009
	Interest expense:			Interest expense:
	Deposits:			Deposits:
Receive fixed rate swaps	Institutional CDs	$0.2	$(0.9)	Institutional CDs	$0.2	$1.3
Receive fixed rate swaps	Callable CDs	24.4	284.3	Callable CDs	14.4	(217.7)
Receive fixed rate swaps	Brokered Bullet CDs	3.5	4.5	Brokered Bullet CDs	(1.8)	(2.7)
	Long-term borrowings:			Long-term borrowings:
Receive fixed rate swaps	FHLB advances	2.6	15.2	FHLB advances	(1.1)	(10.3)
Receive fixed rate swaps	Fixed rate bank notes	14.2	5.8	Fixed rate bank notes	(9.7)	(4.8)
Receive fixed rate swaps	Medium term notes	-	0.1	Medium term notes	-	0.1
	Other	-	-	Other	0.1	(0.1)
	Total	$44.9	$309.0	Total	$2.1	$(234.2)

(a)
Included in the amount of gain or (loss) recognized in income on derivative is net derivative interest income, which totaled $46.0 million and $74.8 million for the three months ended September 30, 2010 and 2009, respectively.

(b)
Included in the amount of gain or (loss) recognized in income on hedged item was income related to the amortization of terminated swaps which totaled $1.0 million for the three months ended September 30, 2010.  Amortization income included in the gain or (loss) recognized in income on hedged item was immaterial for the three months ended September 30, 2009.

The effect of fair value hedges on the Consolidated Statements of Income for the nine months ended September 30, 2010 and 2009 was as follows ($ in millions):

	Category of Gain (Loss)			Category of Gain (Loss)
	Recognized in Income	Amount of Gain (Loss) Recognized in		Recognized in Income	Amount of Gain (Loss) Recognized in
Interest rate contracts	on Derivative	Income on Derivative (a)		on Hedged Item	Income on Hedged Item (b)
		Nine Months Ended September 30,			Nine Months Ended September 30,
		2010	2009		2010	2009
	Interest expense:			Interest expense:
	Deposits:			Deposits:
Receive fixed rate swaps	Institutional CDs	$0.9	$(0.4)	Institutional CDs	$0.3	$1.4
Receive fixed rate swaps	Callable CDs	270.6	125.9	Callable CDs	(119.3)	63.2
Receive fixed rate swaps	Brokered bullet CDs	11.7	1.5	Brokered bullet CDs	(6.5)	3.6
	Long-term borrowings:			Long-term borrowings:
Receive fixed rate swaps	FHLB advances	10.5	5.8	FHLB advances	(6.0)	(4.8)
Receive fixed rate swaps	Fixed rate bank notes	58.7	(9.9)	Fixed rate bank notes	(43.8)	20.0
Receive fixed rate swaps	Medium term notes	0.3	0.0	Medium term notes	(0.3)	0.2
	Other	-	-	Other	0.4	0.1
	Total	$352.7	$122.9	Total	$(175.2)	$83.7

(a)
Included in the amount of gain or (loss) recognized in income on derivative is net derivative interest income which totaled $175.1 million and $206.6 million for the nine months ended September 30, 2010 and 2009, respectively.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

(b)
Included in the amount of gain or (loss) recognized in income on hedged item was income related to the  amortization of terminated swaps which totaled $2.4 million for the nine months ended September 30, 2010.  Amortization income included in the gain or (loss) recognized in income on hedged item was immaterial for the nine months ended September 30, 2009.

The effect of cash flow hedges for the three months ended September 30, 2010 was as follows ($ in millions):

Three Months Ended September 30, 2010
	Amount of Gain (Loss) Recognized			Category of Amount Reclassified	Amount Reclassified from
Derivatives in Cash Flow	in OCI on Derivative			From Accumulated OCI into Earnings	Accumulated OCI into Earnings
Hedging Relationships	(Effective Portion)			(Effective Portion)	(Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest rate contracts
Deposits:				Deposits:
Institutional CDs	$-	$-	$-	Institutional CDs	$-	$-	$-
Short-term borrowings:				Short-term borrowings:
Repurchase Agreement	(0.8)	0.2	(0.6)	Repurchase Agreement	3.2	(1.2)	2.0
Long-term borrowings:				Long-term borrowings:
FHLB advances	(9.7)	3.6	(6.1)	FHLB advances	9.6	(3.5)	6.1
Floating rate bank notes	(0.3)	0.2	(0.1)	Floating rate bank notes	0.8	(0.3)	0.5
Other	-	-	-	Other (a)	0.1	(0.1)	-
	$(10.8)	$4.0	$(6.8)		$13.7	$(5.1)	$8.6

(a)  Represents amortization related to the termination of swaps.

The effect of cash flow hedges for the three months ended September 30, 2009 was as follows ($ in millions):

Three Months Ended September 30, 2009
	Amount of Gain (Loss) Recognized			Category of Amount Reclassified	Amount Reclassified from
Derivatives in Cash Flow	in OCI on Derivative			From Accumulated OCI into Earnings	Accumulated OCI into Earnings
Hedging Relationships	(Effective Portion)			(Effective Portion)	(Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest rate contracts
Investment securities:				Investment securities:
Corporate notes - AFS	$(0.4)	$0.1	$(0.3)	Corporate notes - AFS	$(0.2)	$0.1	$(0.1)
Deposits:				Deposits:
Institutional CDs	(0.5)	0.2	(0.3)	Institutional CDs	3.1	(1.0)	2.1
Long-term borrowings:				Long-term borrowings:
FHLB advances	(7.3)	2.5	(4.8)	FHLB advances	10.3	(3.6)	6.7
Floating rate bank notes	8.8	(3.1)	5.7	Floating rate bank notes	3.0	(1.0)	2.0
Other	-	-	-	Other (a)	0.1	(0.1)	0.0
	$0.6	$(0.3)	$0.3		$16.3	$(5.6)	$10.7

(a)	Represents amortization related to the termination of swaps.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

The effect of cash flow hedges for the nine months ended September 30, 2010 was as follows ($ in millions):

Nine Months Ended September 30, 2010
	Amount of Gain (Loss) Recognized			Category of Amount Reclassified	Amount Reclassified from
Derivatives in Cash Flow	in OCI on Derivative			From Accumulated OCI into Earnings	Accumulated OCI into Earnings
Hedging Relationships	(Effective Portion)			(Effective Portion)	(Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest rate contracts
Deposits:				Deposits:
Institutional CDs	$7.0	$(2.6)	$4.4	Institutional CDs	$6.4	$(2.4)	$4.0
Short-term borrowings:				Short-term borrowings:
Repurchase Agreement	(10.9)	4.0	(6.9)	Repurchase Agreement	3.2	(1.2)	2.0
Long-term borrowings:				Long-term borrowings:
FHLB advances	(44.6)	16.6	(28.0)	FHLB advances	30.2	(11.2)	19.0
Floating rate bank notes	(2.9)	1.1	(1.8)	Floating rate bank notes	4.9	(1.8)	3.1
Other	-	-	-	Other (a)	0.2	(0.1)	0.1
	$(51.4)	$19.1	$(32.3)		$44.9	$(16.7)	$28.2

(a)	Represents amortization related to the termination of swaps.

The effect of cash flow hedges for the nine months ended September 30, 2009 was as follows ($ in millions):

Nine Months Ended September 30, 2009
	Amount of Gain (Loss) Recognized			Category of Amount Reclassified	Amount Reclassified from
Derivatives in Cash Flow	in OCI on Derivative			From Accumulated OCI into Earnings	Accumulated OCI into Earnings
Hedging Relationships	(Effective Portion)			(Effective Portion)	(Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest rate contracts
Investment securities:				Investment securities:
Corporate notes - AFS	$0.2	$(0.1)	$0.1	Corporate notes - AFS	$(0.3)	$0.1	$(0.2)
Deposits:				Deposits:
Institutional CDs	(0.8)	0.3	(0.5)	Institutional CDs	12.7	(4.4)	8.3
Long-term borrowings:				Long-term borrowings:
FHLB advances	2.0	(0.7)	1.3	FHLB advances	27.2	(9.5)	17.7
Floating rate bank notes	9.9	(3.5)	6.4	Floating rate bank notes	7.8	(2.7)	5.1
Other	-	-	-	Other (a)	0.5	(0.2)	0.3
	$11.3	$(4.0)	$7.3		$47.9	$(16.7)	$31.2

(a)	Represents amortization related to the termination of swaps.

The gain recognized in income representing the ineffective portion of the hedging relationships and excluded from the assessment of hedge effectiveness was not material for the three and nine months ended September 30, 2010 and 2009, respectively. The estimated net loss to be reclassified from accumulated other comprehensive income related to cash flow hedges in the next twelve months is approximately $40.8 million.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

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

Net periodic postretirement benefit cost for the three and nine months ended September 30, 2010 and 2009 included the following components ($000’s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$223	$235	$668	$704
Interest cost on APBO	855	980	2,565	2,939
Expected return on plan assets	(446)	(396)	(1,337)	(1,187)
Prior service amortization	(560)	(560)	(1,679)	(1,678)
Actuarial loss amortization	-	210	-	629
Net periodic postretirement benefit cost	$72	$469	$217	$1,407

Benefit payments and expenses, net of participant contributions, for the three and nine months ended September 30, 2010 amounted to $1.3 million and $3.8 million respectively.

The funded status, which is the accumulated postretirement benefit obligation net of fair value of plan assets, as of September 30, 2010 is as follows ($000’s):

Total funded status, December 31, 2009	$28,020
Service cost	668
Interest cost on APBO	2,565
Expected return on plan assets	(1,337)
Employer contributions/payments	(3,762)
Subsidy (Medicare Part D)	617
Total funded status, September 30, 2010	$26,771

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
September 30, 2010 & 2009 (Unaudited)

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

Total Net interest income and Other income by type in Others consist of the following ($ in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Capital Markets Division	$12.6	$13.1	$37.0	$39.3
National Consumer Banking Division	35.8	44.7	109.3	124.0
Administrative & Other	14.9	13.7	45.2	62.7
Others	74.4	59.9	204.9	196.4
Total	$137.7	$131.4	$396.4	$422.4

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

	Three Months Ended September 30, 2010 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$219.9	$199.7	$17.0	$(96.0)	$53.2	$(6.8)	$(5.5)	$381.5
Provision for loan and lease losses	386.8	121.0	8.5	-	(84.6)	-	-	431.7
Net interest income after provision for loan and lease losses	(166.9)	78.7	8.5	(96.0)	137.8	(6.8)	(5.5)	(50.2)
Other income	16.2	44.4	73.4	51.7	84.5	38.6	(85.3)	223.5
Other expense	67.6	187.1	70.1	38.0	104.1	38.4	(85.6)	419.7
Income (loss) before income taxes	(218.3)	(64.0)	11.8	(82.3)	118.2	(6.6)	(5.2)	(246.4)
Provision (benefit) for income taxes	(87.3)	(25.6)	4.6	(32.9)	45.5	(1.6)	(5.5)	(102.8)
Net income (loss)	(131.0)	(38.4)	7.2	(49.4)	72.7	(5.0)	0.3	(143.6)
Less: Noncontrolling interest	-	-	-	-	-	-	(0.3)	(0.3)
Segment income (loss)	$(131.0)	$(38.4)	$7.2	$(49.4)	$72.7	$(5.0)	$-	$(143.9)

Identifiable assets	$20,361.7	$14,760.9	$1,517.8	$8,340.6	$7,179.5	$7,437.7	$(7,711.4)	$51,886.8

	Three Months Ended September 30, 2009 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$234.1	$181.4	$18.4	$(82.6)	$55.2	$(12.0)	$(5.8)	$388.7
Provision for loan and lease losses	304.2	158.7	14.0	-	101.8	-	-	578.7
Net interest income after provision for loan and lease losses	(70.1)	22.7	4.4	(82.6)	(46.6)	(12.0)	(5.8)	(190.0)
Other income	9.5	47.8	68.6	69.6	76.2	37.6	(85.3)	224.0
Other expense	75.3	209.4	66.7	10.5	99.6	29.3	(85.7)	405.1
Income (loss) before income taxes	(135.9)	(138.9)	6.3	(23.5)	(70.0)	(3.7)	(5.4)	(371.1)
Provision (benefit) for income taxes	(54.3)	(55.6)	2.4	(9.4)	(24.4)	(1.0)	(5.8)	(148.1)
Net income (loss)	(81.6)	(83.3)	3.9	(14.1)	(45.6)	(2.7)	0.4	(223.0)
Less: Noncontrolling interest	-	-	-	-	-	-	(0.4)	(0.4)
Segment income (loss)	$(81.6)	$(83.3)	$3.9	$(14.1)	$(45.6)	$(2.7)	$-	$(223.4)

Identifiable assets	$23,764.4	$16,855.2	$1,704.9	$8,804.6	$7,666.4	$1,196.1	$(1,446.3)	$58,545.3

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

	Nine Months Ended September 30, 2010 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$681.6	$581.1	$53.0	$(255.9)	$163.9	$(20.1)	$(16.7)	$1,186.9
Provision for loan and lease losses	846.4	393.4	31.4	-	58.6	-	-	1,329.8
Net interest income after provision for loan and lease losses	(164.8)	187.7	21.6	(255.9)	105.3	(20.1)	(16.7)	(142.9)
Other income	57.6	176.3	214.7	87.4	232.5	106.0	(255.4)	619.1
Other expense	206.6	550.1	204.1	69.0	290.9	108.6	(256.5)	1,172.8
Income (loss) before income taxes	(313.8)	(186.1)	32.2	(237.5)	46.9	(22.7)	(15.6)	(696.6)
Provision (benefit) for income taxes	(125.5)	(74.4)	12.8	(95.0)	14.6	(5.7)	(16.7)	(289.9)
Net income (loss)	(188.3)	(111.7)	19.4	(142.5)	32.3	(17.0)	1.1	(406.7)
Less: Noncontrolling interest	-	-	-	-	-	-	(1.1)	(1.1)
Segment income (loss)	$(188.3)	$(111.7)	$19.4	$(142.5)	$32.3	$(17.0)	$-	$(407.8)

Identifiable assets	$20,361.7	$14,760.9	$1,517.8	$8,340.6	$7,179.5	$7,437.7	$(7,711.4)	$51,886.8

	Nine Months Ended September 30, 2009 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$648.4	$521.0	$48.3	$(130.8)	$166.0	$(51.0)	$(19.6)	$1,182.3
Provision for loan and lease losses	652.0	609.1	30.5	-	384.0	-	-	1,675.6
Net interest income after provision for loan and lease losses	(3.6)	(88.1)	17.8	(130.8)	(218.0)	(51.0)	(19.6)	(493.3)
Other income	49.2	149.0	202.0	141.0	256.4	123.5	(258.0)	663.1
Other expense	200.8	597.2	192.3	39.6	299.9	89.6	(259.2)	1,160.2
Income (loss) before income taxes	(155.2)	(536.3)	27.5	(29.4)	(261.5)	(17.1)	(18.4)	(990.4)
Provision (benefit) for income taxes	(62.1)	(214.5)	11.2	(11.8)	(154.0)	(16.5)	(19.6)	(467.3)
Net income (loss)	(93.1)	(321.8)	16.3	(17.6)	(107.5)	(0.6)	1.2	(523.1)
Less: Noncontrolling interest	-	-	-	-	-	-	(1.2)	(1.2)
Segment income (loss)	$(93.1)	$(321.8)	$16.3	$(17.6)	$(107.5)	$(0.6)	$-	$(524.3)

Identifiable assets	$23,764.4	$16,855.2	$1,704.9	$8,804.6	$7,666.4	$1,196.1	$(1,446.3)	$58,545.3

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

15.	Guarantees

Letters of Credit

Standby letters of credit are contingent commitments issued by the Corporation to support customer obligations to a third party and to support public and private financing, and other financial or performance obligations of customers.  Standby letters of credit have maturities that generally reflect the maturities of the underlying obligations.  The credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers.  If deemed necessary, the Corporation holds various forms of collateral to support standby letters of credit.  The gross amount of standby letters of credit issued at September 30, 2010 was $1.9 billion.  Of the amount outstanding at September 30, 2010, standby letters of credit conveyed to others in the form of participations amounted to $21.2 million.  Since many of the standby letters of credit are expected to expire without being drawn upon, the amounts outstanding do not necessarily represent future cash requirements.  At September 30, 2010 the estimated fair value associated with letters of credit amounted to $6.3 million.

Securities Lending

As described in Note 25 – Guarantees, in Notes to Consolidated Financial Statements in Item 8 of the Corporation’s 2009 Annual Report on Form 10-K, as part of securities custody activities and at the direction of its clients, the Corporation’s Wealth Management segment lends securities owned by its clients to borrowers who have been evaluated for credit risk in a manner similar to that employed in making lending decisions.  In connection with these activities, M&I Trust has issued an indemnification against loss resulting from the default by a borrower under the master securities loan agreement due to the failure of the borrower to return loaned securities when due.  The borrowing party is required to fully collateralize securities received with cash or marketable securities.  As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest and the collateral is revalued on a daily basis.  The amount of securities loaned subject to indemnification was $5.8 billion at September 30, 2010, $7.5 billion at December 31, 2009 and $7.5 billion at September 30, 2009.  Because of the requirement to fully collateralize securities borrowed, management believes that exposure to credit loss from this activity is remote and there are no liabilities reflected on the Consolidated Balance Sheets at September 30, 2010, December 31, 2009 and September 30, 2009 related to these indemnifications.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
September 30, 2010 & 2009 (Unaudited)

In June 2010, M&I Bank was named as a defendant in a putative class action alleging that M&I Bank’s posting of debit card transactions is a breach of the implied obligation of good faith and fair dealing, is a breach of the Wisconsin Consumer Act, is unconscionable, constitutes conversion, and unjustly enriches the Corporation.  The plaintiff alleges that the daily high to low postings of debit card entries, rather than chronological postings, results in excessive overdraft fees.  The plaintiff seeks to represent a nationwide class for all of the claims except that involving the Wisconsin Consumer Act, for which it seeks to represent a class of Wisconsin customers of M&I Bank.  The lawsuit, while initially filed in the United States District Court for the Middle District of Florida, has been transferred for pretrial purposes in a multi-district litigation (“MDL”) proceeding in the Southern District of Florida, in which numerous other putative class actions against financial institutions asserting similar claims are pending.  The consolidation in the MDL is for pre-trial discovery and motion proceedings.  At this early stage of the lawsuit, it is not possible for management of the Corporation to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time.  M&I Bank intends to vigorously defend this lawsuit.

17.	Subsequent Events

On October 21, 2010, the Corporation announced that its Board of Directors declared the fourth quarter cash dividend of $0.01 per share on common stock.

On October 21, 2010, the Board of Directors declared a regular quarterly cash dividend of $21.4 million in the aggregate on its Senior Preferred Stock, Series B.  The Senior Preferred Stock, Series B was purchased from the Corporation by the U.S. Treasury as part of the U.S. Treasury’s Capital Purchase Program.  The Preferred Stock dividend is payable on November 15, 2010 to the shareholder of record at the close of business on November 1, 2010.

On October 13, 2010, the Corporation filed a shelf registration statement for the sale of an unspecified number of the Corporation’s securities by the Corporation or by selling security holders from time to time.  The registration statement covers the sale of senior and subordinated debt securities, common and preferred stock, depositary shares, stock purchase contracts, units, and warrants.  The registration statement was filed to replace the Corporation’s existing shelf registration statement, which will expire on November 6, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS
($000’s)

	Three Months Ended September 30,
	2010	2009
Assets
Cash and due from banks	$662,050	$738,614
Trading assets	320,352	250,721
Short-term investments	1,364,459	1,791,184
Investment securities:
Taxable	5,759,856	5,267,613
Tax-exempt	869,803	987,665
Total investment securities	6,629,659	6,255,278
Loans and leases:
Loans and leases, net of unearned income	40,618,274	47,137,444
Allowance for loan and lease losses	(1,487,412)	(1,358,629)
Net loans and leases	39,130,862	45,778,815
Premises and equipment, net	551,226	573,302
Accrued interest and other assets	4,548,411	3,856,743
Total Assets	$53,207,019	$59,244,657

Liabilities and Equity
Deposits:
Noninterest bearing	$7,582,358	$7,861,948
Interest bearing	31,457,849	33,474,035
Total deposits	39,040,207	41,335,983
Federal funds purchased and security repurchase agreements	748,318	1,038,750
Other short-term borrowings	35,755	835,738
Long-term borrowings	5,512,156	8,387,033
Accrued expenses and other liabilities	1,106,482	993,907
Total Liabilities	46,442,918	52,591,411
Equity
Marshall & Ilsley Corporation shareholders' equity	6,753,410	6,642,447
Noncontrolling interest in subsidiaries	10,691	10,799
Total Equity	6,764,101	6,653,246
Total Liabilities and Equity	$53,207,019	$59,244,657

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS
($000’s)

	Nine Months Ended September 30,
	2010	2009
Assets
Cash and due from banks	$680,684	$762,948
Trading assets	278,612	471,053
Short-term investments	1,585,395	944,544
Investment securities:
Taxable	6,280,987	6,038,210
Tax-exempt	881,247	1,042,590
Total investment securities	7,162,234	7,080,800
Loans and leases:
Loans and leases, net of unearned income	42,092,242	48,599,744
Allowance for loan and lease losses	(1,518,018)	(1,322,163)
Net loans and leases	40,574,224	47,277,581
Premises and equipment, net	556,575	571,603
Accrued interest and other assets	4,476,257	3,755,068
Total Assets	$55,313,981	$60,863,597

Liabilities and Equity
Deposits:
Noninterest bearing	$7,774,603	$7,237,883
Interest bearing	32,923,060	33,055,263
Total deposits	40,697,663	40,293,146
Federal funds purchased and security repurchase agreements	722,852	1,571,369
Other short-term borrowings	133,945	2,349,554
Long-term borrowings	5,850,602	9,128,171
Accrued expenses and other liabilities	1,018,675	1,051,938
Total Liabilities	48,423,737	54,394,178
Equity
Marshall & Ilsley Corporation shareholders' equity	6,879,302	6,458,849
Noncontrolling interest in subsidiaries	10,942	10,570
Total Equity	6,890,244	6,469,419
Total Liabilities and Equity	$55,313,981	$60,863,597

OVERVIEW

For the three months ended September 30, 2010, the net loss attributable to the Corporation’s common shareholders amounted to $169.2 million or $0.32 per diluted common share compared to the net loss attributable to the Corporation’s common shareholders of $248.4 million or $0.68 per diluted common share for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, the net loss attributable to the Corporation’s common shareholders amounted to $483.5 million or $0.92 per diluted common share compared to the net loss attributable to the Corporation’s common shareholders of $599.3 million or $1.97 per diluted common share for the nine months ended September 30, 2009.

The net loss attributable to the Corporation’s common shareholders for the three months ended September 30, 2010 and 2009 includes $25.3 million and $25.1 million, or $0.05 and $0.07 per diluted common share, respectively, for dividends on the Senior Preferred Stock, Series B (the “Senior Preferred Stock”) issued to the United States Department of the Treasury (the “UST”) in the fourth quarter of 2008 under the UST’s Capital Purchase Program (the “CPP”).  For the nine months ended September 30, 2010 and 2009, the net loss attributable to the Corporation’s common shareholders includes $75.7 million and $75.0 million, or $0.14 and $0.25 per diluted common share, respectively, for dividends on the Senior Preferred Stock.

Shares of common stock outstanding at September 30, 2010 increased by 159.7 million or 43.4% compared to common shares outstanding at September 30, 2009. Financial performance in 2010 compared to 2009 based on diluted earnings per share is affected by the number of average common shares used to determine earnings per share.    Average common shares increased 159.5 million or 43.3% in the third quarter of 2010 compared to the third quarter of 2009 and increased by 221.7 million or 72.6% in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  The increase in the number of shares of common stock outstanding and average common shares used to determine diluted earnings per share was primarily due to the sales of newly-issued shares of common stock during June and October of 2009.

Credit quality-related charges continued to be the primary driver of the Corporation’s financial performance in each of the three and nine month periods ended September 30, 2010 and 2009.  For the three months ended September 30, 2010, the provision for loan and lease losses amounted to $431.7 million, which on an after-tax basis was approximately $272.0 million or $0.52 per diluted common share.  By comparison, the provision for loan and lease losses in the third quarter of 2009 amounted to $578.7 million, which on an after-tax basis was approximately $370.1 million or $1.01 per diluted common share.  On a linked-quarter basis, the provision for loan and lease losses in the third quarter of 2010 declined $8.2 million or 1.9% compared to the second quarter of 2010.  For the nine months ended September 30, 2010, the provision for loan and lease losses amounted to $1,329.8 million, which on an after-tax basis was approximately $837.7 million or $1.60 per diluted common share.  By comparison, the provision for loan and lease losses in the nine months ended September 30, 2009 amounted to $1,675.6 million, which on an after-tax basis was approximately $1,061.2 million or $3.49 per diluted common share.

Write-downs associated with loans available for sale (other than mortgage loans originated for sale) are reported as a reduction of other income in the Consolidated Statements of Income and amounted to $7.1 million, which, on an after-tax basis, was approximately $4.5 million or $0.01 per diluted common share for the three months ended September 30, 2010.  For the nine months ended September 30, 2010, write-downs associated with loans available for sale amounted to $19.6 million, which, on an after-tax basis, was approximately $12.3 million or $0.03 per diluted common share.  By comparison, write-downs associated with loans available for sale amounted to $18.1 million, which on an after-tax basis, was approximately $11.4 million, or $0.03 per diluted common share for the three months ended September 30, 2009.  For the nine months ended September 30, 2009, write-downs associated with loans available for sale amounted to $29.7 million, which, on an after-tax basis, was approximately $18.7 million or $0.06 per diluted common share.

Nonaccrual loans and leases, which the Corporation refers to as nonperforming loans, decreased $203.8 million or 11.3% from June 30, 2010 to September 30, 2010, representing the fifth consecutive quarter with a reported decrease of nonperforming loans.  The highest reported point of nonperforming loans at any quarter-end in the prior two years was $2,416.1 million at June 30, 2009.  Since June 30, 2009, nonperforming loans declined $818.5 million or 33.9% and amounted to $1,597.6 million at September 30, 2010.  The elevated levels of nonperforming loans reflect the anemic economy, elevated levels of unemployment, and the weak national real estate markets.  In addition, the amount of impairment, which affects charge-offs and the level of the allowance for loans and leases, remained elevated due to the depressed state of underlying real estate collateral values. The decrease in nonperforming loans at September 30, 2010 reflects the effects of the Corporation’s actions taken to reduce the levels of nonperforming loans.

The amount of loans and leases that went into nonperforming status in the third quarter of 2010 amounted to $707.1 million compared to $612.3 million in the second quarter of 2010, an increase of $94.8 million or 15.5%.  Included in those amounts were troubled debt restructurings, which the Corporation refers to as “renegotiated loans,” that were transferred from previously accruing renegotiated loans to nonperforming loans during the quarter.  The amount of accruing renegotiated loans that went into nonperforming status in the third quarter of 2010 amounted to $147.7 million compared to $27.8 million in the second quarter of 2010, an increase of $119.9 million.  The increase in the amount of accruing renegotiated loans that went into nonperforming status in the third quarter of 2010 was primarily due to three larger commercial real estate loan relationships.  The amount of new loans and leases that went into nonperforming status in the third quarter of 2010, excluding $147.7 million of renegotiated loans that were transferred from accruing renegotiated loans to nonperforming loans, represents the fifth consecutive quarter of a decline in new loans that went into nonperforming status.

Loans past due 30-89 days, excluding credit card loans, student loans and loans in nonperforming status, which the Corporation refers to as “early stage delinquencies”, decreased $159.0 million or 23.9% at September 30, 2010 compared to September 30, 2009 but increased $49.9 million or 10.9% compared to June 30, 2010.  At September 30, 2010, early stage delinquencies were 1.3% of total loans and leases compared to 1.1% at June 30, 2010.

Management believes these credit quality metrics are evidence of continuing credit quality improvement but recognizes that the economic recovery remains fragile, unemployment remains elevated and real estate markets remain relatively weak.

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

Accruing renegotiated loans amounted to $547.9 million at September 30, 2010 compared to $714.6 million at June 30, 2010, a decrease of $166.7 million or 23.3%. As previously discussed, $147.7 million of that decrease represents accruing renegotiated loans that went into nonperforming status in the third quarter of 2010 that primarily consisted of three larger commercial real estate loan relationships.

The allowance for loan and lease losses amounted to $1,388.2 million or 3.49% of total loans and leases outstanding at September 30, 2010 compared to $1,516.8 million or 3.67% at June 30, 2010 and $1,413.7 million or 3.07% at September 30, 2009.  Net charge-offs amounted to $560.3 million or 5.47% of average loans and leases for the three months ended September 30, 2010 compared to $438.3 million or 4.17% of average loans and leases for the three months ended June 30, 2010 and $532.7 million or 4.48% of average loans and leases for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, net charge-offs amounted to $1,422.0 million or 4.52% of average loans and leases compared to $1,464.0 million or 4.03% of average loans and leases for the nine months ended September 30, 2009.

Included in net charge-offs and the provision for loan and lease losses for the three and nine months ended  September 30, 2010 was the impact of bringing one hospitality/lodging industry credit relationship toward a final resolution. That credit relationship consisted of multiple geographically dispersed commercial real estate loans.  In conjunction with the actions taken towards that resolution, two commercial real estate loans aggregating $83.2 million were transferred from accruing renegotiated loans to nonperforming loans and $201.0 million was charged-off across all ten of the related commercial real estate loans based on a sale disposition strategy.  An additional provision for loan and lease losses of $86.3 million was recorded in the third quarter of 2010 for the shortfall over the amounts reserved in prior periods that resulted from the valuation based on the sale disposition strategy.  On an after-tax basis, that incremental provision for loan and lease losses amounted to $54.4 million or $0.10 per share for the three and nine months ended September 30, 2010.

Net interest income contracted 1.9% in the third quarter of 2010 compared to the third quarter of 2009.  For the nine months ended September 30, 2010 net interest income was relatively unchanged compared to the nine months ended September 30, 2009.  Growth in transaction deposits, a favorable shift in deposit types and lower term funding costs enabled the Corporation to maintain net interest income relatively stable in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009, despite continued loan contraction and maintenance of excess liquidity in cash and lower yielding short-term investments.

Sales and pipeline growth in both personal and institutional trust business lines resulted in higher wealth management revenue in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009.

During the third quarter of 2010, the Corporation sold United States government agency investment securities, resulting in a gain and realized gains on private equity investments that are included in Net investment securities gains for the three and nine months ended September 30, 2010.  During the second quarter of 2009, the Corporation sold United States government agency investment securities and sold its Visa, Inc. (“Visa”), Series B common stock.  The gain resulting from these transactions is included in Net investment securities gains for the nine months ended September 30, 2009.

During the first quarter of 2010, the Corporation sold its merchant portfolio processing at a gain. This gain is reported as Sale of merchant portfolio processing in the Corporation’s Consolidated Statements of Income for the nine months ended September 30, 2010.

The results of operations for the three and nine months ended September 30, 2010 and 2009 reflect the deployment of excess liquidity to acquire and extinguish existing borrowings at a gain. This gain is reported in Gain on termination of debt in the Corporation’s Consolidated Statements of Income.

Noninterest expense for the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009 remained at elevated levels due to the increased costs associated with collection efforts and carrying nonperforming assets.

The estimated expense associated with collection efforts and carrying nonperforming assets, net of related revenue, amounted to $37.0 million for the third quarter of 2010 compared to $66.0 million for the third quarter of 2009, a decrease of $29.0 million.    On an after-tax basis, that net expense amounted to $23.3 million or $0.04 per diluted common share in the third quarter of 2010 compared to $41.6 million or $0.12 per diluted common share in the third quarter of 2009.  For the nine months ended September 30, 2010, the estimated expense associated with collection efforts and carrying nonperforming assets, net of related revenue, amounted to $114.8 million compared to $149.4 million for the nine months ended September 30, 2009, a decrease of $34.6 million.  On an after-tax basis, that net expense amounted to $72.3 million or $0.14 per diluted common share in the nine months ended September 30, 2010 compared to $94.1 million or $0.31 per diluted common share in the nine months ended September 30, 2009.  The decrease in net expense associated with collection efforts and carrying nonperforming assets in both the three and nine month comparative periods was primarily due to improved results from the sale of other real estate owned (“OREO”) and lower post-transfer write-downs on OREO.

In conjunction with its activities to re-align the Corporation’s funding profile, the Corporation has selectively exercised its call option associated with brokered certificates of deposit (“CDs”) to redeem those CDs at par.  In conjunction with these activities, the Corporation incurred a non-cash charge to write-off the unamortized issuance costs attributable to those brokered CDs that have been redeemed. The loss is reported in Other expense in the Consolidated Statements of Income as Loss on brokered CDs.

Noninterest expense for the three and nine months ended September 30, 2010 and 2009 included increased expenses associated with Federal Deposit Insurance Corporation (“FDIC”) deposit insurance.  FDIC insurance expense for the nine months ended September 30, 2009 included a special assessment by the FDIC that was levied on all banks.

During the first quarter of 2010, health care reform legislation was enacted. Among other matters, this legislation contained provisions that affected the accounting for retiree prescription drug coverage. The provision (benefit) for income taxes for the nine months ended September 30, 2010 includes additional income tax expense of $4.1 million that was recorded for the write-off of deferred tax assets to reflect the change in the tax treatment of the Medicare Part D federal subsidy as a result of that enacted legislation.  During the second quarter of 2009, the Corporation recorded a tax benefit of $18.0 million or $0.06 per diluted common share due to the favorable resolution of a tax matter.  For the nine months ended September 30, 2009, tax benefits arising from the previous disclosed favorable resolution of a tax matter and enacted legislation that required combined reporting for Wisconsin state income tax purposes in the first quarter of 2009 amounted to $69.0 million or $0.23 per diluted common share.

At September 30, 2010, the Corporation’s Tier 1 regulatory capital ratio was 10.80%, or $2,065.2 million in excess of well capitalized under the Federal Reserve Board’s regulatory framework.  To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%.

2010 Outlook

With regard to the outlook for the remainder of 2010, management expects the net interest margin will be relatively stable in the near term.

Commercial and industrial loans continued to contract in the third quarter of 2010 compared to the second quarter of 2010, although at a slower rate than the contraction experienced in the prior four quarters.  Commercial customers appear to still be focused on expense management and debt reduction by delaying capital expenditures and reducing working capital demand.  However, commercial loan commitments and credit line utilization have shown signs of stabilizing over the past three quarters.  Commercial loan and lease balances are expected to continue to contract at a slower rate.  The rate of contraction will depend on the pace and strength of economic improvement.  Construction and development loans are expected to continue to contract as the Corporation reduces its concentration in these types of loans.  At September 30, 2010, construction and development loans were 9.1% of total loans and leases outstanding, which is down from the peak at September 30, 2007, when construction and development loans were 22.6% of total loans and leases outstanding.  The Corporation continues to experience minimal new commercial real estate development originations and expects this trend to continue.  As a result of that reduced demand and normal payment activity, commercial real estate loans are expected to continue to contract.

Wealth management revenue will continue to be affected by market volatility and direction.

The decline in nonperforming loans for the fifth consecutive quarter, stable levels of delinquencies at the low end of 1% of consolidated loans and leases, reduced levels of loans going into nonperforming status and declining levels of net charge-offs have resulted in the lower provision for loan and lease losses this quarter compared to the provisions for loan and lease losses reported in any quarter of 2009. During the third quarter of 2010, the Corporation’s nonperforming loans and leases continued to be elevated, the improving economy remained fragile and unemployment levels continued to be volatile and elevated.  As demonstrated in 2008 and 2009, the credit environment and underlying collateral values can change rapidly.  Based on those considerations, the Corporation determined that the allowance for loan and lease losses should remain relatively consistent with the prior quarter except for the effect of bringing the previously discussed hospitality/lodging industry credit relationship toward a final resolution.

The Corporation’s credit quality statistics as of and for the three and nine months ended September 30, 2010 reinforced recent trends with additional positive evidence that the Corporation has experienced credit improvement.  Management expects that these trends will continue.  Management also expects that continuing credit improvement along with continued improvement in the economy and a reduction or stabilization in unemployment would result in lower provisions for loan and lease losses and a reduced allowance for loan and lease losses in the fourth quarter of 2010.  There are numerous unknown factors at this time that will ultimately affect the timing and amount of nonperforming loans and leases, net charge-offs and the provision for loan and lease losses that will be recognized in the remainder of 2010.  The timing and amount of charge-offs will continue to be influenced by loan sales and the Corporation’s other strategies for managing its nonperforming loans and leases.

FORWARD-LOOKING STATEMENTS

This report, including, but not limited to, the section entitled “2010 Outlook,” contains statements that may constitute forward-looking statements within the meaning of the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report.  These forward-looking statements include statements with respect to the Corporation’s financial condition, results of operations, plans, objectives, future performance and business, including statements preceded by, followed by or that include the words “believes,” “expects,” or “anticipates,” references to estimates or similar expressions.  Future filings by the Corporation with the Securities and Exchange Commission, and future statements other than historical facts contained in written material, press releases and oral statements issued by, or on behalf of, M&I may also constitute forward-looking statements.

All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law.  Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements.  Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 and as may be described from time to time in the Corporation’s subsequent SEC filings.

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

Bank capital.  The Collins Amendment in the Dodd-Frank Act affects the capital requirements for commercial banks, and includes a phased-in exclusion of trust preferred securities as an element of Tier 1 capital for certain bank holding companies.  Bank holding companies such as the Corporation with total assets of $15 billion or more have three years to phase-out trust preferred securities from their Tier 1 capital, beginning January 1, 2013. At September 30, 2010, the Corporation had $99.0 million in trust preferred securities outstanding.  Preferred stock issued to the U.S. Treasury under the Capital Purchase program is exempt from the Collins Amendment and is permanently includible in Tier 1 capital for all bank holding companies.

Minimum Leverage and Risk-Based Capital Requirements.  The Dodd-Frank Act mandates federal banking agencies to establish new minimum leverage and risk-based capital requirements for banks, bank holding companies, and “systemically important” non-banking companies.  These new requirements must be established within 18 months of the Dodd-Frank Act’s effective date.  While the Dodd-Frank Act does not provide any specific guidance on what the new capital levels should be, the law does provide that the capital levels currently in force should serve as a floor for any new capital requirements. Further, “systemically important companies,” including the Corporation, will be stressed-tested at least annually by the Federal Reserve. Accordingly, the Corporation expects that these new “prudential standards” and stress-testing exercises will lead to higher capital requirements in the future.  The new law further mandates regulators to adapt capital requirements as banks grow in size or engage in riskier activities, and codifies for the first time the requirement imposed by bank regulators that a bank holding company must serve as a “source of strength” or provider of funds to its subsidiary depository institutions, if those funds are ever needed.

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

OTHER NOTEWORTHY TRANSACTIONS AND EVENTS

Some of the other more noteworthy transactions and events that occurred in the nine months ended September 30, 2010 and 2009, by quarter, consisted of the following:

Third Quarter 2010

During the third quarter of 2010, the Corporation realized a gain of $30.7 million from the sale of approximately $1.1 billion in aggregate principal amount of United States government agency investment securities.  In addition, the Corporation realized gains on private equity investments of $11.0 million. Approximately $8.4 million of the gains on private equity investments was related to the sale of one investment.  In total, net investment securities gains reported in the Consolidated Statements of Income in the third quarter of 2010 amounted to $41.5 million. On an after-tax basis, the reported net gain amounted to $26.2 million or $0.05 per diluted common share.

The Corporation continued to re-acquire and extinguish banking affiliate long-term borrowings. During the third quarter of 2010, the Corporation re-acquired and extinguished subordinated long-term borrowings with a par value of $100.6 million. The gain on termination of debt amounted to $8.5 million.  On an after-tax basis, the gain on termination of debt amounted to $5.4 million or $0.01 per diluted common share.

In conjunction with its activities to re-align the Corporation’s funding profile, the Corporation has selectively exercised its call option associated with brokered CDs to redeem those CDs at par. During the third quarter of 2010, the Corporation redeemed $2.3 billion of brokered CDs.  The Corporation incurred a non-cash charge to write-off the unamortized issuance costs attributable to those brokered CDs. That charge amounted to $28.8 million which is reported in Other expense in the Consolidated Statements of Income as Loss on brokered CDs. On an after-tax basis, the reported charge amounted to $18.2 million or $0.04 per diluted common share.

First Quarter 2010

During the first quarter of 2010, the Corporation sold its merchant portfolio processing.  Like other bank holding companies, the Corporation determined that processing, clearing, settlement and related services with respect to credit card and debit card transactions with merchants was not a material source of revenue or part of the Corporation’s core operating activities.  The gain which is reported as Sale of merchant portfolio processing in the Consolidated Statements of Income amounted to $48.3 million which, on an after-tax basis, amounted to $30.4 million or $0.06 per diluted common share.

On March 23, 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was signed into law, and, on March 30, 2010, the Health Care and Reconciliation Act of 2010 (the “HCERA” and, together with PPACA, the “Health Care Acts”), which makes various amendments to certain aspects of the PPACA, was signed into law. The Health Care Acts effectively change the income tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPDIMA”). The Corporation has been receiving the federal subsidy related to its eligible retiree prescription plan.  Under the MPDIMA, the federal subsidy does not reduce the Corporation’s income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax individually.   Under the Health Care Acts, beginning in 2013 the Corporation’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the subsidy. Under U.S. generally accepted accounting principles (“GAAP”), any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date.  As a result, the Corporation recognized a noncash charge of $4.1 million or $0.01 per diluted common share for the write-off of deferred tax assets to reflect the change in tax treatment of the federal subsidy.

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

Three Months ended September 30, 2010 Compared to Three Months ended September 30, 2009

Net interest income for the third quarter of 2010 amounted to $381.5 million compared to $388.7 million reported for the third quarter of 2009, a decrease of $7.2 million or 1.9%.  Growth in transaction deposits, a favorable shift in deposit types and lower term funding costs and higher yields on loans enabled the Corporation to maintain net interest income relatively stable in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009, despite continued loan contraction, maintenance of excess liquidity in cash and lower yielding short-term investments and reduced interest income due to the sales of investment securities during the third quarter of 2010.

Average interest earning assets amounted to $48.9 billion for the third quarter of 2010, a decrease of $6.5 billion or 11.7% compared to the third quarter of 2009.  Average loans and leases decreased $6.5 billion or 13.8% and average investment securities increased $0.4 billion or 6.0% in the third quarter of 2010 compared to the third quarter of 2009.  Average short-term investments decreased $0.4 billion in the third quarter of 2010 compared to the third quarter of 2009.  Average trading assets were relatively unchanged in the third quarter of 2010 compared to the third quarter of 2009.

Average interest bearing liabilities amounted to $37.8 billion for the third quarter of 2010, a decrease of $6.0 billion or 13.7% compared to the third quarter of 2009.  Average interest bearing deposits decreased $2.0 billion or 6.0% in the third quarter of 2010 compared to the third quarter of 2009. That decline reflects, in part the selective redemption of brokered CDs.  Average short-term borrowings decreased $1.1 billion or 58.2% in the third quarter of 2010 compared to the same period in 2009.  Average long-term borrowings decreased $2.9 billion or 34.3% in the third quarter of 2010 compared to the third quarter of 2009.  In addition to borrowings that had matured, the decline in average long-term borrowings reflects the effect of the acquisition and extinguishment of long-term borrowings throughout 2009 and 2010, at a net gain.

Average noninterest bearing deposits decreased approximately $0.3 billion or 3.6% in the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Nine Months ended September 30, 2010 Compared to Nine Months ended September 30, 2009

For the nine months ended September 30, 2010, net interest income amounted to $1,186.8 million compared to $1,182.3 million for the nine months ended September 30, 2009, an increase of $4.5 million or 0.4%.  The factors that contributed to the relatively stable level of net interest income for the third quarter of 2010 compared to the third quarter of 2009 as previously described were the same factors that contributed to the modest increase in net interest income for nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, average interest earning assets amounted to $51.1 billion compared to $57.1 billion for the nine months ended September 30, 2009, a decrease of $6.0 billion or 10.5%.  Average loans and leases decreased $6.5 billion or 13.4% in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Average investment securities and average short-term investments increased $0.7 billion and average trading assets decreased $0.2 billion in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Average interest bearing liabilities decreased $6.5 billion or 14.0% in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Average interest bearing deposits decreased $0.1 billion or 0.4% in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Average short-term borrowings declined $3.1 billion or 78.1% and average long-term borrowings decreased $3.3 billion or 35.9% in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  As previously discussed, the decline in average long-term borrowings reflects the effect of the acquisition and extinguishment of long-term borrowings throughout 2009 and 2010, at a net gain, in addition to maturities.  Over the 21 months ended September 30, 2010, the Corporation re-acquired and extinguished $1.5 billion in par value of long-term borrowings.

For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, average noninterest bearing deposits increased $0.5 billion or 7.4%.

Loans and Leases

The growth and composition of the Corporation’s quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table ($ in millions):

Consolidated Average Loans and Leases

	2010			2009		Growth Percent
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Annual		Prior Quarter
Commercial:
Commercial	$11,645	$11,877	$12,225	$12,721	$13,667	(14.8	) %	(1.9	) %
Commercial lease financing	438	449	462	481	497	(12.0)		(2.5)
Total commercial loans and leases	12,083	12,326	12,687	13,202	14,164	(14.7)		(2.0)

Real estate:

Commercial real estate	13,137	13,485	13,587	13,813	13,844	(5.1)		(2.6)

Residential real estate	4,603	4,752	4,868	5,085	5,263	(12.6)		(3.1)

Construction and development:
Commercial construction	1,866	2,175	2,392	2,649	2,860	(34.7)		(14.2)
Commercial land	710	799	859	878	922	(23.0)		(11.1)
Construction by developers	289	343	398	474	520	(44.3)		(15.9)
Residential land	1,228	1,363	1,526	1,705	1,851	(33.7)		(9.9)
Construction by individuals	107	151	254	358	500	(78.7)		(29.5)
Total construction and development	4,200	4,831	5,429	6,064	6,653	(36.9)		(13.1)
Total real estate	21,940	23,068	23,884	24,962	25,760	(14.8)		(4.9)

Consumer loans and leases:
Home equity loans and lines of credit	4,417	4,529	4,645	4,762	4,844	(8.8)		(2.5)
Other personal loans	2,078	2,119	2,185	2,255	2,200	(5.6)		(2.0)
Personal lease financing	100	115	133	150	169	(40.5)		(12.7)
Total consumer loans and leases	6,595	6,763	6,963	7,167	7,213	(8.6)		(2.5)

Total consolidated average loans and leases	$40,618	$42,157	$43,534	$45,331	$47,137	(13.8	) %	(3.6	) %

Total consolidated average loans and leases excluding total construction and development	$36,418	$37,326	$38,105	$39,267	$40,484	(10.0	) %	(2.4	) %

Total consolidated average loans and leases decreased approximately $6.5 billion or 13.8% in the third quarter of 2010 compared to the third quarter of 2009.  Compared to the second quarter of 2010, average loans and leases decreased $1.5 billion or 3.6%. For the nine months ended September 30, 2010, total consolidated average loans and leases decreased $6.5 billion or 13.4% compared to total consolidated average loans and leases for the nine months ended September 30, 2009.

Total average commercial loans and leases declined $2.1 billion or 14.7% in the third quarter of 2010 compared to the third quarter of 2009.  Compared to the second quarter of 2010, total average commercial loans and leases decreased $0.2 billion or 2.0%.  For the nine months ended September 30, 2010, total average commercial loans and leases amounted to $12.4 billion compared to $14.8 billion for the nine months ended September 30, 2009, a decrease of $2.4 billion or 16.4%.  Commercial and industrial loans continued to contract in the third quarter of 2010 compared to the second quarter of 2010 although at a slower rate than the contraction experienced in the prior three quarters.  Commercial customers appear to still be focused on expense management and debt reduction by delaying capital expenditures and reducing working capital demand.  However, commercial loan commitments and credit line utilization have shown signs of stabilizing over the past three quarters.  Commercial loan and lease balances are expected to continue to contract at a slower rate.  The rate of contraction will depend on the pace and strength of economic improvement.  At September 30, 2010, commercial loans held for sale amounted to $1.8 million.

Total average commercial real estate loans decreased $0.7 billion or 5.1% in the third quarter of 2010 compared to the third quarter of 2009.  For the nine months ended September 30, 2010 and 2009, total average commercial real estate loans were relatively unchanged and amounted to $13.4 billion. The stability of the reported year to date average balance in commercial real estate loans reflects the migration of construction loans to commercial real estate loans once construction was completed. All performing past due loans transferred from the construction portfolio to the commercial portfolio retain their past due status upon transfer.   In normal market conditions, the Corporation generally limited the amount of post construction financing (permanent financing) it provided to those loans with interest rates and terms that conform to the Corporation’s interest rate risk profile or loans where a significant long-term customer relationship existed.  In many cases, the interest rate and term that customers wanted for permanent financing was readily available and provided by institutional investors in normal market conditions.  The current lack of market liquidity has resulted in customers not being able to secure financing elsewhere irrespective of their ability to service the debt.  As a result, the Corporation has provided interim loans that are intended to provide temporary financing until such time as the liquidity in the commercial real estate lending markets returns to normal conditions.  The interim loans may be interest only or structured to ensure a significant amount of the income generated from the commercial real estate project is used to pay interest at market rates and reduce outstanding principal.  Compared to the second quarter of 2010, total average commercial real estate loans declined $0.3 billion or 2.6%.  The Corporation continues to experience declines in new commercial real estate development originations and expects this trend to continue.  As a result of that reduced demand and normal payment activity, commercial real estate loans are expected to continue to contract.  Commercial real estate loans held for sale amounted to $12.5 million at September 30, 2010.

Total average residential real estate loans declined $0.7 billion or 12.6% in the third quarter of 2010 compared to the third quarter of 2009.  Compared to the second quarter of 2010, total average residential real estate loans decreased $0.1 billion or 3.1%.  For the nine months ended September 30, 2010, total average residential real estate loans amounted to $4.7 billion compared to $5.6 billion for the nine months ended September 30, 2009, a decrease of $0.9 billion or 15.0%.  Throughout 2009 and the first nine months of 2010, the Corporation sold over 93% of its residential real estate production to the secondary market.  For the three months ended September 30, 2010 and 2009, residential real estate loans sold to investors amounted to $0.5 billion and $0.8 billion, respectively.  For the nine months ended September 30, 2010 and 2009, residential real estate loans sold to investors amounted to $1.3 billion and $2.6 billion, respectively.  At September 30, 2010, the Corporation had approximately $110.1 million of residential mortgage loans held for sale.  Gains from the sale of residential mortgage loans amounted to $7.1 million in the third quarter of 2010 compared to $11.8 million in the third quarter of 2009.  For the nine months ended September 30, 2010, gains from the sale of residential mortgage loans amounted to $19.8 million compared to $38.3 million for the nine months ended September 30, 2009.  As a result of selling the majority of new production and normal payment activity, residential real estate loans are expected to continue to contract.

Total average construction and development loans declined $2.5 billion or 36.9% in the third quarter of 2010 compared to the third quarter of 2009 and declined $0.6 billion or 13.1% compared to the second quarter of 2010.  For the nine months ended September 30, 2010, total average construction and development loans amounted to $4.8 billion compared to $7.6 billion for the nine months ended September 30, 2009, a decrease of $2.8 billion or 36.9%.  The decrease in construction and development loans has been due to payments, transfers to other loan types when projects are completed, loan sales and charge-offs.  At September 30, 2010, the Corporation had approximately $30.2 million of construction and development loans held for sale.  Given market conditions and the lack of new originations, construction and development loans are expected to continue to contract. Construction and development loans amounted to $3.6 billion at September 30, 2010, which were 9.1% of total loans and leases outstanding at that date and was $0.6 billion less than average construction and development loans for the three months ended September 30, 2010.

Total average consumer loans and leases declined $0.6 billion or 8.6% in the third quarter of 2010 compared to the third quarter of 2009.  For the nine months ended September 30, 2010, total average consumer loans amounted to $6.8 billion compared to $7.2 billion for the same period in 2009, a decrease of $0.4 billion or 5.7%.  Average home equity loans and lines of credit declined $0.4 billion or 8.8% in the third quarter of 2010 compared to the third quarter of 2009 and declined $0.4 billion or 8.6% in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Average consumer auto loans increased $0.1 billion or 7.6% in the third quarter of 2010 compared to the third quarter of 2009 but were relatively unchanged compared to average consumer auto loans in the second quarter of 2010.  Average auto leases, student loans and other consumer loans decreased $0.3 billion in the third quarter of 2010 compared to the third quarter of 2009.  Credit card loans averaged $0.3 billion in the third quarter of 2010 and were relatively unchanged compared to average credit card loans in the third quarter of 2009 and the second quarter of 2010.  For the nine months ended September 30, 2010, credit card loans averaged $0.3 billion and represented less than 0.7% of the Corporation’s total average loan and lease portfolio.  Credit card loans are not a significant component of the Corporation’s loan and lease portfolio. Consumer loans and leases are expected to continue to contract.

Deposits

The growth and composition of the Corporation’s quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

Consolidated Average Deposits

	2010			2009		Growth Percent
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Annual		Prior Quarter
Noninterest bearing:
Commercial	$5,761	$5,947	$5,934	$6,152	$5,973	(3.5	) %	(3.1	) %
Personal	1,057	1,090	1,035	988	963	9.7		(3.0)
Other	764	888	850	858	926	(17.4)		(13.9)
Total noninterest bearing	7,582	7,925	7,819	7,998	7,862	(3.6)		(4.3)

Interest bearing:
Savings and NOW
Savings	2,324	2,666	2,579	2,508	2,253	3.2		(12.8)
NOW	2,714	4,167	4,575	3,887	3,246	(16.4)		(34.9)
Brokered NOW	50	77	73	73	76	(34.7)		(35.2)
Total savings and NOW	5,088	6,910	7,227	6,468	5,575	(8.7)		(26.4)

Money market
Money market index	6,617	6,798	6,783	6,395	6,125	8.0		(2.7)
Money market savings	3,864	1,599	987	968	918	320.9		141.6
Brokered money market	4,040	4,288	4,166	3,358	3,250	24.3		(5.8)
Total money market	14,521	12,685	11,936	10,721	10,293	41.1		14.5

Time
CDs $100,000 and over
Large CDs	2,115	2,217	2,505	2,945	3,563	(40.6)		(4.6)
Brokered CDs	4,649	6,171	6,853	7,417	7,830	(40.6)		(24.7)
Total CDs $100,000 and over	6,764	8,388	9,358	10,362	11,393	(40.6)		(19.4)

Other CDs and time
Brokered CDs	12	24	42	46	48	(75.4)		(50.6)
Other CDs and time	4,865	5,028	5,280	5,674	5,793	(16.0)		(3.2)
Total other CDs and time	4,877	5,052	5,322	5,720	5,841	(16.5)		(3.5)
Total time	11,641	13,440	14,680	16,082	17,234	(32.5)		(13.4)

Foreign
Foreign activity	208	214	248	302	372	(44.0)		(2.7)
Total foreign	208	214	248	302	372	(44.0)		(2.7)

Total interest bearing	31,458	33,249	34,091	33,573	33,474	(6.0)		(5.4)
Total consolidated average deposits	$39,040	$41,174	$41,910	$41,571	$41,336	(5.6	) %	(5.2	) %

Bank issued deposits:
Transaction deposits	$23,309	$23,369	$22,991	$22,058	$20,776	12.2%		(0.3	) %
Time deposits	6,980	7,245	7,785	8,619	9,356	(25.4)		(3.7)
Total bank issued deposits	30,289	30,614	30,776	30,677	30,132	0.5		(1.1)

Wholesale deposits	8,751	10,560	11,134	10,894	11,204	(21.9)		(17.1)

Total consolidated average deposits	$39,040	$41,174	$41,910	$41,571	$41,336	(5.6	) %	(5.2	) %

Total consolidated average deposits decreased $2.3 billion or 5.6% in the third quarter of 2010 compared to the third quarter of 2009 and decreased $2.1 billion or 5.2% compared to the second quarter of 2010.  Average noninterest bearing deposits decreased $0.3 billion or 3.6% in the third quarter of 2010 compared to the third quarter of 2009 and decreased $0.3 billion or 4.3% compared to the second quarter of 2010.  Average interest bearing deposits decreased approximately $2.0 billion or 6.0% in the third quarter of 2010 compared to the third quarter of 2009 and decreased $1.8 billion or 5.4% compared to the second quarter of 2010.  Average total time deposits decreased $5.6 billion or 32.5% in the third quarter of 2010 compared to the third quarter of 2009 and decreased $1.8 billion or 13.4% compared to the second quarter of 2010.  Average savings and NOW accounts decreased $0.5 billion or 8.7% in the third quarter of 2010 compared to the third quarter of 2009 and decreased $1.8 billion or 26.4% compared to the second quarter of 2010.  Average money market accounts increased $4.2 billion or 41.1% in the third quarter of 2010 compared to the third quarter of 2009 and increased $1.8 billion or 14.5% compared to the second quarter of 2010.

Total average deposits that were originated directly with customers, which the Corporation refers to as bank issued deposits, were relatively unchanged in the third quarter of 2010 compared to the third quarter of 2009 and decreased $0.3 billion or 1.1% compared to the second quarter of 2010.  The Corporation has placed emphasis in originating transaction deposits (noninterest bearing, savings and NOW, foreign activity and money market) and de-emphasized the origination of time deposits. Average bank issued transaction deposits in the third quarter of 2010 increased $2.5 billion or 12.2% compared to the third quarter of 2009 and were relatively unchanged compared to the second quarter of 2010.  Average bank issued time deposits in the third quarter of 2010 decreased $2.4 billion or 25.4% compared to the third quarter of 2009 and decreased $0.3 billion or 3.7% compared to the second quarter of 2010.

The growth in transaction deposits, especially average money market accounts and savings and NOW accounts, compared with the prior year reflects the reconfiguration of many of the Corporation’s deposit product offerings with competitive pricing to retain customers and attract new deposits.  In addition, some existing customers have transferred their balances from other deposit types as those deposit instruments matured.  The growth in transaction deposits and shift in the mix of average deposit types was beneficial to net interest income and the net interest margin in the three and nine months ended September 30, 2010.

The Corporation has historically used wholesale deposits (brokered NOW, brokered money market and brokered CDs) to supplement deposits generated through the Corporation’s banking branch network due to pricing advantages.  In addition, the Corporation used wholesale deposits due to the cost advantage over the cost of issuing debt, especially new long-term borrowings, during unstable market conditions in the capital markets.  As assets have contracted, the Corporation has been able to reduce the use of wholesale deposits as a funding source.  Average wholesale deposits decreased $2.5 billion or 21.9% in the third quarter of 2010 compared to the third quarter of 2009 and decreased $1.8 billion or 17.1% compared to the second quarter of 2010.   In conjunction with its activities to re-align the Corporation’s funding profile, the Corporation has selectively exercised its call option associated with brokered CDs to redeem those CDs at par. During the third quarter of 2010, the Corporation redeemed $2.3 billion of brokered CDs. In conjunction with these redemptions, the Corporation incurred a non-cash charge to write-off the unamortized issuance costs attributable to those brokered CDs that were redeemed.  This charge is reported in Other expense in the Consolidated Statements of Income as Loss on brokered CDs.

For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, total consolidated average deposits increased $0.4 billion or 1.0%.  Average noninterest bearing deposits increased approximately $0.5 billion or 7.4% in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Average interest bearing deposits were relatively unchanged in the nine months ended September 30, 2010 compared to the same period in 2009.

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

As discussed in the Corporation’s first quarter Form 10-Q, the Corporation elected to opt out of the FDIC’s Temporary Liquidity Guarantee Program (the “TAGP”) effective as of June 30, 2010. Under the TAGP, all noninterest-bearing transaction accounts held at the Corporation’s affiliate banks were fully guaranteed by the FDIC for the entire amount in the account, in addition to and separate from the coverage available under the FDIC’s general deposit rules.  Due to the stressed economic conditions that existed in 2008 and 2009, the Corporation believes that its participation in the TAGP was warranted and that such participation had a positive affect on its deposit growth in 2009.  As anticipated, certain NOW deposits and certain noninterest bearing deposits, migrated to other deposit accounts, investment products or into products offered by other entities and full impact is reflected in average deposits for the third quarter of 2010.

Under the Dodd-Frank Act, beginning December 31, 2010 and continuing through January 1, 2013, all funds held in noninterest-bearing transaction accounts will be fully guaranteed by the FDIC for the full amount of the account.  However, this unlimited insurance coverage will not extend to Interest on Lawyer Trust Accounts or minimal interest-bearing NOW accounts, which are currently covered under TAGP.

In addition to the continuation of insurance coverage for noninterest-bearing transaction accounts, the Dodd-Frank Act permanently increased the standard maximum FDIC deposit insurance amount to $250,000.

Total long-term borrowings amounted to $5.4 billion at September 30, 2010 compared to $6.4 billion at December 31, 2009, a decrease of $1.0 billion or 16.4%.  During the third quarter of 2010, the Corporation re-acquired and extinguished $100.6 million of long-term borrowings at a gain of $8.5 million. For the nine months ended September 30, 2010, the Corporation re-acquired and extinguished $216.6 million of long-term borrowings at a gain of $19.7 million.  Those gains are reported as Gain on termination of debt in the Consolidated Statements of Income.  Since September 30, 2009, the Corporation has re-acquired and extinguished $693.2 million of long-term borrowings at a gain.

Average Balance Sheets and Analysis of Net Interest Income

The Corporation’s consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three months ended September 30, 2010 and 2009 are presented in the following table ($ in millions):

Consolidated Yield and Cost Analysis

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Average Balance	Interest	Average Yield or Cost (b)	Average Balance	Interest	Average Yield or Cost (b)
Loans and leases (a):
Commercial loans and leases	$12,083.2	$140.2	4.60%	$14,164.2	$149.6	4.19%
Commercial real estate loans	13,136.9	162.6	4.91	13,843.8	175.1	5.02
Residential real estate loans	4,602.6	56.5	4.87	5,263.2	69.2	5.22
Construction and development	4,199.7	41.9	3.96	6,652.5	60.7	3.62
Home equity loans and lines	4,417.6	55.4	4.97	4,844.4	61.0	5.00
Personal loans and leases	2,178.3	29.7	5.41	2,369.3	32.5	5.44
Total loans and leases	40,618.3	486.3	4.75	47,137.4	548.1	4.61

Investment securities (b):
Taxable	5,759.9	39.9	2.78	5,267.6	43.5	3.28
Tax exempt (a)	869.8	13.3	6.30	987.7	15.9	6.48
Total investment securities	6,629.7	53.2	3.23	6,255.3	59.4	3.77
Trading assets (a)	320.3	0.2	0.23	250.7	0.2	0.27
Short-term investments	1,364.4	0.9	0.26	1,791.2	1.2	0.27
Total interest earning assets	$48,932.7	$540.6	4.39%	$55,434.6	$608.9	4.36%

Interest bearing deposits:
Savings and NOW	$5,087.6	$4.0	0.32%	$5,574.8	$7.5	0.53%
Money market	14,520.9	30.7	0.84	10,292.7	21.0	0.81
Time	11,641.0	65.2	2.22	17,234.2	104.7	2.41
Foreign	208.4	0.2	0.39	372.4	0.4	0.40
Total interest bearing deposits	31,457.9	100.1	1.26	33,474.1	133.6	1.58
Short-term borrowings	784.1	3.6	1.83	1,874.5	1.6	0.33
Long-term borrowings	5,512.1	49.8	3.58	8,387.0	79.2	3.75
Total interest bearing liabilities	$37,754.1	$153.5	1.61%	$43,735.6	$214.4	1.94%

Net interest margin (FTE)		$387.1	3.14%		$394.5	2.82%
Net interest spread (FTE)			2.78%			2.42%

(a)	Fully taxable equivalent (“FTE”) basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(b)	Based on average balances excluding fair value adjustments for available for sale securities.

The Corporation’s consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the nine months ended September 30, 2010 and 2009 are presented in the following table ($ in millions):

Consolidated Yield and Cost Analysis

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Average Balance	Interest	Average Yield or Cost (b)	Average Balance	Interest	Average Yield or Cost (b)
Loans and leases (a):
Commercial loans and leases	$12,363.0	$422.6	4.57%	$14,790.0	$446.0	4.03%
Commercial real estate loans	13,401.3	497.0	4.96	13,425.1	514.4	5.12
Residential real estate loans	4,739.7	178.1	5.02	5,573.8	223.1	5.35
Construction and development	4,815.3	139.4	3.87	7,629.4	208.8	3.66
Home equity loans and lines	4,529.8	169.0	4.99	4,958.5	188.4	5.08
Personal loans and leases	2,243.2	91.6	5.46	2,222.9	92.0	5.54
Total loans and leases	42,092.3	1,497.7	4.76	48,599.7	1,672.7	4.60

Investment securities (b):
Taxable	6,281.0	137.2	2.93	6,038.2	164.1	3.62
Tax exempt (a)	881.2	41.2	6.39	1,042.6	51.3	6.68
Total investment securities	7,162.2	178.4	3.35	7,080.8	215.4	4.07
Trading assets (a)	278.6	0.5	0.25	471.1	4.6	1.31
Short-term investments	1,585.4	3.0	0.26	944.5	2.3	0.32
Total interest earning assets	$51,118.5	$1,679.6	4.40%	$57,096.1	$1,895.0	4.44%

Interest bearing deposits:
Savings and NOW	$6,400.4	$19.4	0.41%	$4,434.1	$11.7	0.35%
Money market	13,057.0	79.5	0.81	10,375.7	55.8	0.72
Time	13,242.4	219.7	2.22	17,593.4	340.8	2.59
Foreign	223.3	0.7	0.41	652.1	1.7	0.35
Total interest bearing deposits	32,923.1	319.3	1.30	33,055.3	410.0	1.66
Short-term borrowings	856.8	4.7	0.73	3,920.9	8.4	0.29
Long-term borrowings	5,850.6	152.1	3.48	9,128.2	274.7	4.02
Total interest bearing liabilities	$39,630.5	$476.1	1.61%	$46,104.4	$693.1	2.01%

Net interest margin (FTE)		$1,203.5	3.15%		$1,201.9	2.81%
Net interest spread (FTE)			2.79%			2.43%

(a)	Fully taxable equivalent (“FTE”) basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(b)	Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin FTE amounted to 3.14% in the third quarter of 2010 compared to 2.82% in the third quarter of 2009, an increase of 32 basis points.  For the nine months ended September 30, 2010, the net interest margin FTE was 3.15% compared to 2.81% for the nine months ended September 30, 2009, an increase of 34 basis points. The favorable shift in deposit types, redemption of brokered CDs, lower term funding costs due in part to the reduction in higher cost long-term borrowings through re-acquisition and maturities and lower nonperforming loans resulted in stable net interest income in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009.  At September 30, 2010, the Corporation’s ratio of loans to deposits was 104.0% compared to 110.5% at September 30, 2009.  The yield on earning assets increased by 3 basis points and the cost for interest bearing liabilities declined by 33 basis points for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  For the nine months ended September 30, 2010, the yield on earning assets declined by 4 basis points and the cost for interest bearing liabilities declined by 40 basis points compared to the nine months ended September 30, 2009.  Net interest income in the third quarter and first nine months of 2010 continued to be compressed as a result of the elevated levels of nonperforming loans and leases, interest rate concessions associated with accruing renegotiated loans and management’s decision to maintain higher levels of liquid assets.  The net interest margin FTE in the third quarter of 2010 decreased by 3 basis points compared to the reported net interest margin FTE of 3.17% for the second quarter of 2010.

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

SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE AND CREDIT QUALITY

The following tables present comparative consolidated credit quality information as of September 30, 2010 and the prior four quarters:

Consolidated Credit Quality Information
($000’s)

	2010			2009
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Nonperforming assets :
Nonaccrual loans and leases	$1,563,384	$1,722,604	$1,898,734	$1,987,081	$2,121,994
Nonaccrual loans held for sale	34,235	78,770	55,063	57,670	128,067
Total nonperforming loans and leases	1,597,619	1,801,374	1,953,797	2,044,751	2,250,061
Other real estate owned (OREO)	425,694	445,501	454,317	430,821	351,216
Total nonperforming assets	$2,023,313	$2,246,875	$2,408,114	$2,475,572	$2,601,277

Accruing renegotiated loans	$547,922	$714,574	$731,839	$793,459	$935,260

Loans past due 90 days or more and still accruing interest	$7,411	$8,063	$9,332	$8,755	$13,084

Allowance for loan and lease losses	$1,388,188	$1,516,780	$1,515,154	$1,480,470	$1,413,743

Consolidated Statistics:
Net charge-offs (annualized) to average loans and leases	5.47%	4.17%	3.94%	5.01%	4.48%
Total nonperforming loans and leases to total loans and leases	4.02	4.36	4.58	4.62	4.88
Total nonperforming assets to total loans and leases and OREO	5.04	5.38	5.59	5.54	5.60
Allowance for loan and lease losses to total loans and leases	3.49	3.67	3.55	3.35	3.07
Allowance for loan and lease losses to nonaccrual loans and leases (excluding nonaccrual loans held for sale)	89	88	80	75	67

Credit Quality Trends

Included in net charge-offs and the provision for loan and lease losses for the three and nine months ended  September 30, 2010 was the impact of bringing one credit relationship toward a  final resolution. That credit relationship consisted of multiple geographically dispersed commercial real estate loans related to the hospitality/lodging industry (“the hospitality/lodging loans”).  In conjunction with the actions taken towards that resolution, two commercial real estate loans aggregating $83.2 million were transferred from accruing renegotiated loans to nonperforming loans and $201.0 million was charged-off across all of the related commercial real estate loans based on a sale disposition strategy.  An additional provision for loan and lease losses of $86.3 million was recorded in the third quarter of 2010 for the shortfall over the amounts reserved in prior periods that resulted from the valuation based on the sale disposition strategy.  Management does not believe this credit event is indicative of a trend because the Corporation has no other outstanding credit exposure with the size and characteristics that resembles this one credit relationship.  The actions taken by the Corporation in connection with the the hospitality/lodging loans adversely affected the reported amounts of net charge-offs, provision for loan and lease losses and the amount of loans and leases that went into nonperforming status for the three and nine months ended  September 30, 2010,  but significantly contributed to the decrease in nonperforming loans and accruing renegotiated loans at September 30, 2010.

The Corporation’s credit quality statistics as of and for the three and nine months ended September 30, 2010 reinforced recent trends with additional positive evidence that the Corporation has experienced credit improvement. Those trends include the following:

Nonaccrual loans and leases, which the Corporation refers to as nonperforming loans and leases, are considered to be those loans and leases with the greatest risk of loss.  Nonperforming loans and leases reached their highest reported quarter-end balance of $2,416.1 million or 5.01% of consolidated loans and leases at June 30, 2009, which was the tenth consecutive quarter in an increase of nonperforming loans and leases since December 31, 2006.  Since June 30, 2009, nonperforming loans and leases have declined each consecutive quarter-end and amounted to $1,597.6 million or 4.02% of consolidated loans and leases at September 30, 2010, a decrease of $818.5 million or 33.9% since June 30, 2009.

The amount of loans and leases that went into nonperforming status in the third quarter of 2010 amounted to $707.1 million compared to $612.3 million in the second quarter of 2010, an increase of $94.8 million or 15.5%.  Included in those amounts were renegotiated loans that were transferred from accruing renegotiated loans to nonperforming loans during the quarter.  The amount of accruing renegotiated loans that went into nonperforming status in the third quarter of 2010 amounted to $147.7 million compared to $27.8 million in the second quarter of 2010, an increase of $119.9 million.  The amount of accruing renegotiated loans that went into nonperforming status in the third quarter of 2010 primarily consisted of three larger commercial real estate loan relationships. Approximately 56.3% of the amount of accruing renegotiated loans that went into nonperforming status in the third quarter of 2010 was attributable to the hospitality/lodging loans. The amount of new loans and leases that went into nonperforming status in the third quarter of 2010, excluding the $147.7 million of renegotiated loans that were transferred from accruing renegotiated loans to nonperforming loans, represents the fifth consecutive quarter of a decline in new loans that went into nonperforming status.

Loans past due 30-89 days, excluding credit card loans, student loans and loans in nonperforming status, which the Corporation refers to as early stage delinquencies, decreased $159.0 million or 23.9% at September 30, 2010 compared to September 30, 2009 but increased $49.9 million or 10.9% compared to June 30, 2010.  At September 30, 2010, early stage delinquencies were $507.2 million or 1.3% of total loans and leases compared to $457.3 million or 1.1% at June 30, 2010. Early stage delinquencies amounted to $1,477.0 million or 3.00% of outstanding loans and leases at March 31, 2009.  Since March 31, 2009, early stage delinquencies have decreased $969.8 million or 65.7% since March 31, 2009.

Nonperforming Loans and Leases

At September 30, 2010, total nonperforming loans and leases amounted to $1,597.6 million or 4.02% of consolidated loans and leases compared to $1,801.4 million or 4.36% of consolidated loans and leases at June 30, 2010, a decrease of $203.8 million or 11.3%. Approximately 74.0% of that decline was attributable to the hospitality/lodging loans. Included in nonperforming loans and leases at September 30, 2010 and June 30, 2010 were $223.6 million and $322.2 million, respectively, of nonperforming renegotiated loans.

The Corporation’s policy is that a loan is impaired and will be placed on nonaccrual status when contractual payments (principal and interest) are 90 days or more past due.  However, the Corporation may also determine that a loan is impaired and should be placed on nonaccrual status when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, regardless of the payment status.  In situations where payments are less than 90 days past due, management’s decision to place a loan on nonaccrual status requires judgment in assessing the borrower’s ability to continue to pay under the terms of the loan contract.  Factors that are considered when determining if a borrower with payments less than 90 days past due should be placed on nonaccrual status include, but are not limited to, (a) an event or deteriorating financial condition that adversely affects a borrower’s ability to service its indebtedness, (b) a legal action taken by either the borrower or other creditors that restrict the borrower’s ability to pay, (c) a borrower’s statement that it is unwilling to continue to financially support the loan, and (d) an updated collateral valuation that makes it probable the borrower will be unable to pay all amounts due.

At September 30, 2010, approximately $447.7 million or 28.0% of the Corporation’s total nonperforming loans and leases were less than 30 days past due.  In addition, approximately $199.6 million or 12.5% of the Corporation’s total nonperforming loans and leases were greater than 30 days past due but less than 90 days past due at September 30, 2010.  In total, approximately $647.3 million or 40.5% of the Corporation’s total nonperforming loans and leases were less than 90 days past due at September 30, 2010.

In this stressed real estate market, which has included elevated levels of delinquencies and volatile real estate values, the adequacy of collateral securing the loan becomes a much more important factor in determining expected loan performance.  In many cases, rapidly declining real estate values have resulted in the determination that the collateral was insufficient to cover the Corporation’s recorded investment in the loan.  These factors resulted in the Corporation’s loan and lease portfolio experiencing significantly higher incidences of default and a significant increase in loss severity in 2009 and 2008.

For commercial real estate loans, the Corporation obtains updated appraisals at the time a borrower begins to show financial stress.  This typically coincides with management’s reassessment of the borrower’s creditworthiness.  For consumer type loans, market valuation information is obtained each quarter and appraisals are obtained when a loan is transferred to nonperforming status in anticipation of foreclosure.

An “as is” value estimates the market value of a property in its current physical condition, use, and zoning as of the appraisal date.  Depending upon the market and the product type, there is an assumed marketing time of between 6 and 12 months and an assumption that the seller is not compelled to consummate a transaction.  Both buyer and seller are typically assumed to be motivated to transact, are well informed, and are acting in what they consider to be in their own best interests.

An “as developed” value estimates the market value of a property value as of the time the development is expected to be completed.  Unlike an as is value, an as developed value incorporates assumptions that are projected to occur between the current date and completion date.

A “liquidation value” is the most probable price that a specified interest in real property is likely to bring under the following conditions: (a) consummation of a sale will occur within a severely limited marketing period, (b) the actual marketing conditions are those currently prevailing for similar properties, (c) the seller is under extreme compulsion to sell, and (d) the buyer is knowledgeable and is acting in what it considers to be its own best interests.

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

In calculating the fair value of collateral for collateral dependent loans, which is used in determining the adequacy of the allowance for loan and lease losses, the Corporation applies 5% to 10% discounts for selling expenses in measuring impairment.  In addition, the appropriateness of discounts for “as is” or “liquidation value” appraisals that are more than nine months old are considered in evaluating impairment for collateral dependent loans.  The Corporation continuously re-assesses the timeliness and propriety of appraisals for collateral dependent loans, especially in volatile real estate markets such as Arizona.  The Corporation uses a variety of sources, such as recent sales of loans and sales of OREO, to validate the collateral values used to determine the amount of loss exposure at the measurement date.

The Corporation continues to work aggressively to isolate, identify and assess its underlying loan and lease portfolio credit quality and has developed and continues to develop strategies to reduce and mitigate its loss exposure.  During the three and nine month periods ended September 30, 2010, the Corporation sold $87.0 million and $244.0 million, respectively, of nonperforming and potential problem loans.  At September 30, 2010, the Corporation held for sale $34.2 million of nonperforming loans and $10.4 million of potential problem loans.  Those loans were charged down to their net realizable value when they were classified as held for sale.

The following table shows the Corporation’s nonperforming loans and leases by type of loan or lease at September 30, 2010 and June 30, 2010.

Major Categories of Nonperforming Loans & Leases
($ in millions)

	September 30, 2010				June 30, 2010
	Loans & Leases	Percent of Total Loans & Leases	Nonperform- ing Loans & Leases	% Nonperform- ing to Loan & Lease Type	Loans & Leases	Percent of Total Loans & Leases	Nonperform- ing Loans & Leases	% Nonperform- ing to Loan & Lease Type
Commercial loans & leases	$11,953	30.1%	$232.0	1.94%	$12,247	29.6%	$246.0	2.01%
Real estate:
Commercial real estate	13,057	32.9	482.9	3.70	13,310	32.2	655.7	4.93
Residential real estate	4,579	11.5	261.1	5.70	4,625	11.2	252.3	5.45
Construction and development:
Commercial construction	1,394	3.5	202.9	14.55	1,988	4.8	214.7	10.80
Commercial land	712	1.8	91.8	12.89	725	1.8	93.7	12.92
Construction by developers	264	0.7	75.5	28.61	303	0.7	49.2	16.24
Residential land	1,154	2.9	142.9	12.38	1,277	3.1	182.8	14.31
Construction by individuals	93	0.2	15.5	16.73	126	0.3	20.6	16.35
Total construction and development	3,617	9.1	528.6	14.61	4,419	10.7	561.0	12.70
Total real estate	21,253	53.5	1,272.6	5.99	22,354	54.1	1,469.0	6.57
Consumer loans & leases:
Home equity loans and lines of credit	4,367	11.0	84.5	1.93	4,487	10.9	77.0	1.72
Other consumer loans and leases	2,150	5.4	8.5	0.40	2,229	5.4	9.4	0.42
Total consumer loans & leases	6,517	16.4	93.0	1.43	6,716	16.3	86.4	1.29
Total loans & leases	$39,723	100.0%	$1,597.6	4.02%	$41,317	100.0%	$1,801.4	4.36%

Every major category of loans and leases experienced a decline in the amount of nonperforming loans and leases at September 30, 2010 compared to June 30, 2010 except for residential real estate loans and home equity loans and lines of credit.

Consistent with recent quarters, nonperforming real estate loans were the primary source of the Corporation’s nonperforming loans and leases and represented approximately 79.7% of total nonperforming loans and leases at September 30, 2010 compared to approximately 81.5% of total nonperforming loans and leases at June 30, 2010.  Nonperforming real estate loans amounted to $1,272.6 million at September 30, 2010 compared to $1,469.0 million at June 30, 2010, a decrease of $196.4 million or 13.4%.  Nonperforming real estate loans consisted of the following categories:

Nonperforming commercial real estate loans amounted to $482.9 million at September 30, 2010 compared to $655.7 million at June 30, 2010, a decrease of $172.8 million or 26.4%.  Included in this category of nonperforming commercial real estate loans are nonperforming business real estate, multifamily and farmland loans.  Nonperforming business real estate loans decreased $170.5 million or 33.5% and nonperforming multifamily loans decreased $4.3 million or 3.3% at September 30, 2010 compared to June 30, 2010.  Nonperforming farmland loans increased $2.0 million at September 30, 2010 compared to June 30, 2010. Approximately 88.4% of the decrease in nonperforming business real estate loans or 87.2% of the decrease in nonperforming commercial real estate loans at September 30, 2010 compared to June 30, 2010 was due to the hospitality/lodging loans previously discussed.

Nonperforming residential real estate (1-4 family) loans increased $8.8 million or 3.5% compared to June 30, 2010 and amounted to $261.1 million or 5.70% of total residential real estate loans at September 30, 2010, compared to $252.3 million or 5.45% of total residential real estate loans at June 30, 2010.  Elevated levels of unemployment have continued to be a source of economic stress for this portfolio.  Nonperforming residential real estate loans in Arizona were $156.8 million or 60.1% of total nonperforming residential real estate loans at September 30, 2010 and accounted for the increase in nonperforming residential real estate loans from June 30, 2010 to September 30, 2010.

Since September 30, 2009, nonperforming construction and development loans have declined at each consecutive quarter-end and amounted to $528.6 million at September 30, 2010 compared to $984.5 million at September 30, 2009, a decrease of $455.9 million or 46.3%.  Compared to June 30, 2010, nonperforming construction and development loans declined $32.4 million or 5.8% during the third quarter of 2010.  The decrease in nonperforming construction and development loans was primarily due to reduced levels of new nonperforming loans, loan sales and charge-offs.  The reduced levels of new nonperforming construction and development loans reflect the decline in volume of new larger construction loans transferring to nonperforming status, especially in Florida and Arizona.  Nonperforming construction and development loans represented 41.5% of the Corporation’s nonperforming real estate loans and 33.1% of the Corporation’s total nonperforming loans and leases at September 30, 2010.  Nonperforming construction and development loans in Florida and Arizona accounted for $197.9 million or 37.4% of total nonperforming construction and development loans at September 30, 2010.

Nonperforming consumer loans and leases amounted to $93.0 million at September 30, 2010 compared to $86.4 million at June 30, 2010, an increase of $6.6 million or 7.6%.  Nonperforming consumer loans and leases as a percent of total consumer loans and leases was 1.43% at September 30, 2010 and 1.29% at June 30, 2010 and remained relatively stable. The modest increase reflects the effect of lingering elevated levels of unemployment that have continued to be a source of economic stress for consumers.

The following table presents a geographical summary of nonperforming loans and leases at September 30, 2010 and June 30, 2010.

Geographical Summary of Nonperforming Loans & Leases
($ in millions)

	September 30, 2010				June 30, 2010
	Loans & Leases	Percent of Total Loans & Leases	Nonperform- ing Loans & Leases	% Nonperform- ing to Loan & Lease by State	Loans & Leases	Percent of Total Loans & Leases	Nonperform- ing Loans & Leases	% Nonperform- ing to Loan & Lease by State
Wisconsin	$15,412	38.8%	$323.5	2.10%	$15,701	38.0%	$321.8	2.05%
Arizona	4,374	11.0	309.8	7.08	4,648	11.2	319.2	6.87
Minnesota	4,518	11.4	182.2	4.03	4,619	11.2	137.7	2.98
Missouri	2,874	7.2	100.7	3.50	3,068	7.4	175.7	5.73
Florida	2,259	5.7	229.9	10.17	2,398	5.8	274.0	11.43
Indiana	1,601	4.0	63.5	3.97	1,612	3.9	45.8	2.84
Kansas	897	2.3	59.0	6.58	940	2.3	71.0	7.55
Others	7,788	19.6	329.0	4.22	8,331	20.2	456.2	5.48
Total	$39,723	100.0%	$1,597.6	4.02%	$41,317	100.0%	$1,801.4	4.36%
The Corporation has experienced a significant reduction in the amount of nonperforming loans in Arizona.  At December 31, 2009, nonperforming loans in Arizona amounted to $431.4 million or 8.08% of loans outstanding in Arizona compared to $309.8 million or 7.08% of loans outstanding in Arizona at September 30, 2010, a decrease in nonperforming loans of $121.6 million or 28.2%.  Since June 30, 2010, nonperforming loans in Arizona decreased $9.4 million or 2.9% during the third quarter of 2010.  Nonperforming loans in Arizona represented 19.4% of total consolidated nonperforming loans and leases at September 30, 2010 and continue to be one of the largest concentrations of nonperforming loans in the Corporation’s loan and lease portfolio.  Nonperforming residential real estate loans in Arizona increased $11.7 million or 8.1% during the third quarter of 2010 and amounted to $156.8 million or 50.6% of nonperforming loans in Arizona at September 30, 2010 compared to $145.1 million or 45.5% of nonperforming loans in Arizona at June 30, 2010.  Nonperforming construction and development loans in Arizona decreased $14.2 million or 12.6% during the third quarter of 2010 and amounted to $98.3 million or 31.7% of nonperforming loans in Arizona at September 30, 2010 compared to $112.5 million or 35.2% of nonperforming loans in Arizona at June 30, 2010.

The largest geographic concentration of loans and leases in the Corporation’s loan and lease portfolio is in Wisconsin.  The Wisconsin loan and lease portfolio has consistently maintained the lowest percent of nonperforming loans and leases to total loans and leases compared to the Corporation’s other markets.  Consistent with the Corporation’s total loan and lease portfolio, loans and leases in Wisconsin have experienced some elevated levels of stress across the portfolio but generally have performed better than the Corporation’s other markets.  Nonperforming loans in Wisconsin represented 20.2% of total consolidated nonperforming loans at September 30, 2010.  At September 30, 2010, nonperforming loans and leases in Wisconsin amounted to $323.5 million or 2.10% of total loans and leases outstanding in Wisconsin and were relatively unchanged compared to $321.8 million or 2.05% of total loans and leases outstanding in Wisconsin at June 30, 2010. Nonperforming loans and leases in Wisconsin amounted to $401.7 million or 2.43% of total loans and leases outstanding in Wisconsin at December 31, 2009. Nonperforming loans and leases in Wisconsin decreased $78.2 million or 19.5% from December 31, 2009 to September 30, 2010.  Approximately $50.0 million of that decrease was associated with a loan to a bank holding company that was charged-off during the first quarter of 2010.

Loans and leases in Minnesota and Indiana have experienced some elevated levels of stress across their entire portfolios but the level of nonperforming loans as measured by the ratio of nonperforming loans to total loans was relatively stable during the first half of 2010.  The increase in nonperforming loans in Minnesota at September 30, 2010 compared to June 30, 2010 was across all loan types, except commercial loans, but was primarily attributable to commercial real estate loans placed on nonperforming status during the third quarter of 2010.  The increase in nonperforming loans in Indiana at September 30, 2010 compared to June 30, 2010 was largely attributable to a larger commercial loan placed on nonperforming status during the third quarter of 2010.  Nonperforming loans and leases in Kansas and Missouri decreased across most loan types in the third quarter of 2010 compared to the second quarter of 2010.

Nonperforming loans in Florida amounted to $229.9 million at September 30, 2010 compared to $274.0 million at June 30, 2010, a decrease of $44.1 million or 16.1%.  Nonperforming loans in Florida represented 14.4% of total consolidated nonperforming loans at September 30, 2010.  Nonperforming commercial real estate loans in Florida decreased $17.8 million or 17.2% during the third quarter of 2010 and amounted to $85.5 million or 37.2% of nonperforming loans in Florida at September 30, 2010 compared to $103.3 million or 37.7% of nonperforming loans in Florida at June 30, 2010.  Nonperforming construction and development loans in Florida decreased $17.4 million or 14.8% during the third quarter of 2010 and amounted to $99.5 million or 43.3% of nonperforming loans in Florida at September 30, 2010 compared to $116.9 million or 42.7% of nonperforming loans in Florida at June 30, 2010.  Nonperforming loans and leases in Florida amounted to $307.5 million or 11.31% of total loans and leases outstanding in Florida at December 31, 2009.  Nonperforming loans and leases in Florida decreased $77.6 million or 25.2% from December 31, 2009 to September 30, 2010.

Nonperforming loans outside of the Corporation’s primary markets amounted to $329.0 million or 4.22% of loans outside of the Corporation’s primary markets at September 30, 2010 compared to $456.2 million or 5.48% of loans outside of the Corporation’s primary markets at June 30, 2010, a decrease in nonperforming loans of $127.2 million or 27.9%. The actions taken towards the resolution of the hospitality/lodging loans previously discussed was the primary reason nonperforming loans outside of the Corporation’s primary markets decreased at September 30, 2010 compared to June 30, 2010.

Other Real Estate Owned (OREO)

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans.  Activity relating to OREO for the nine months ended September 30, 2010 and 2009 consisted of the following:

	Nine Months Ended September 30,
	($ in millions)
	2010	2009
Other Real Estate Owned (OREO):
Beginning Balance	$430.8	$320.9
Additions, net of initial write-downs	387.3	321.8
Dispositions	(337.6)	(218.6)
Capitalized costs	4.4	3.4
Valuation adjustments	(59.2)	(76.3)
Ending Balance	$425.7	$351.2

Write-downs at initial transfer from loans to OREO are recorded as charge-offs.  Valuation adjustments after the initial transfer, which are included as a component of net OREO expenses in the Consolidated Statements of Income, reflect the decline in real estate values due to the economy and elevated levels of unemployment and other real estate market conditions at the measurement date.

Valuation adjustments included in net OREO expenses amounted to $20.0 million in the third quarter of 2010 compared to $35.5 million in the third quarter of 2009, a decrease of $15.5 million or 43.7%.  For the nine months ended September 30, 2010, valuation adjustments included in net OREO expenses amounted to $59.2 million compared to $76.3 million for the nine months ended September 30, 2009, a decrease of $17.1 million or 22.5%.

At September 30, 2010, properties acquired in partial or total satisfaction of problem loans, based on loan type, consisted of construction and development of $269.5 million, 1-4 family residential real estate of $66.0 million and commercial real estate of $90.2 million.  At September 30, 2009, properties acquired in partial or total satisfaction of problem loans, based on loan type, consisted of construction and development of $267.7 million, 1-4 family residential real estate of $49.0 million and commercial real estate of $34.5 million.  OREO in Arizona represented approximately 19.4% and 41.2% of total OREO at September 30, 2010 and 2009, respectively.  As a result of the soft real estate market and the increased possibility of foreclosures due to the elevated levels of nonperforming loans, management expects that OREO will remain at elevated levels in future quarters.

Troubled Debt Restructurings (Renegotiated Loans)

The Corporation does not characterize all modified loans as troubled debt restructurings (“TDR”).  In the ordinary course of business, the Corporation modifies loan terms across loan types, including both consumer and commercial loans, for a variety of reasons.  For example, modifications to consumer loans are generally limited to short-term deferrals to accommodate specific, temporary circumstances.  The Corporation frequently grants extensions to help consumers who have demonstrated a willingness and ability to repay their loan in the event of a specific unforeseen temporary hardship event.  An extension defers monthly payments and requires a balloon payment at the original contractual maturity.  Extensions are predominantly granted to defer one monthly payment. On an exception basis, an extension may occasionally be granted to defer up to three monthly payments.  The Corporation does not consider these extensions to be troubled debt restructurings.  The Corporation believes that these short-term extensions represent the type of modification any bank would otherwise consider especially in situations where the temporary event is not expected to impact a borrower’s ability to repay the debt, and where the Corporation expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay at contractual maturity.

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

Modifications of loan terms to borrowers experiencing financial difficulty are made in an attempt to protect as much of the Corporation’s investment in the loan as possible.  These modifications are generally made to either prevent a loan from becoming nonaccrual or to return a nonaccrual loan to performing status based on the expectation that the borrower can adequately perform in accordance with the modified terms.

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

Assuming all the other TDR criteria are met, the Corporation considers one or a combination of the following concessions to the loan terms to be a TDR:  (1) a reduction of the stated interest rate, (2) an extension of the maturity date or dates at a stated interest rate lower than the current market rate for a new loan with a similar term, or (3) forgiveness of principal or accrued interest.

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

Accruing troubled debt restructured loans, which the Corporation refers to as “accruing renegotiated loans,” amounted to $547.9 million at September 30, 2010 compared to $714.6 million at June 30, 2010.  At September 30, 2010, approximately 21.3% of accruing renegotiated loans were restructured at market interest rates and could be eligible to be transferred out of renegotiated status at the beginning of next year if their payments remain current according to the restructured terms and are current at the end of the year.  Irrespective of their classification, these loans are specifically assessed for impairment for purposes of determining the allowance for loan and lease losses.

After restructuring, renegotiated loans result in lower payments than originally required and therefore have a lower risk of loss due to nonperformance than loans classified as nonperforming.  The Corporation’s instances of default and re-default on consumer-related renegotiated loans have been relatively favorable compared with data published by national bank and thrift regulators.

At September 30, 2010, the re-default rates for those consumer-related renegotiated loans that were restructured between June 2008 and December 2009 by loan type were as follows:

Re-default Rates on Consumer-Related Renegotiated Loans

September 30, 2010

Residential real estate	24.9%

Consumer construction and development
Residential land	52.8
Construction by individuals	62.5
Total consumer construction and development	53.1

Other consumer
Home equity loans and lines of credit	17.5
Other consumer	16.8
Total other consumer	17.3

Total consumer-related re-default	29.9%

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

At September 30, 2010 and June 30, 2010, the delinquency status of the Corporation’s accruing renegotiated loans was as follows:

Accruing Renegotiated Loans Delinquency Status
($000’s)

Days Past Due	September 30, 2010	June 30, 2010

Current	$496,770	$667,342
30 - 89	51,152	47,232
90+	-	-
Total	$547,922	$714,574

The Corporation considers accruing renegotiated loans that are less than 30 days past due to be current because of the numerous factors other than credit quality that may cause payments to be temporarily past due.  Renegotiated loans past due 90 days or more are classified as nonaccrual and reported as nonperforming loans.

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

This analysis includes, but is not limited to, a detailed analysis of the borrower’s ability to adequately maintain a current payment history under the restructured agreement.  For collateral-dependent loans, this analysis also includes current appraisals or valuations of the collateral so that updated loan-to-values are within the Corporation’s loan policy guidelines.  The analysis may also include an assessment of the borrower’s management team and the industry in which it competes.  These factors, along with any other factors that management of the Corporation may deem appropriate given the risk profile of the borrower, are analyzed to ensure a high probability that the borrower will be able to perform under the terms and conditions of the modified loan.

Commercial loans are returned to an accrual status when receipt of principal and interest payments as they become contractually due is not in doubt based on the preponderance of evidence in the credit analysis, the borrower’s successful past performance, or performance under the modified terms exceeds nine months.  Otherwise, interest income is recognized using a cost recovery method.

In connection with the extension, renewal or restructuring of a loan with an interest reserve, additional interest reserves may be funded by the borrower, partially funded by the borrower and the Corporation or fully provided by the Corporation.  Typically, interest reserves provided by the Corporation are secured by additional collateral and are limited to more conservative advance rates on the pledged collateral.  These loans must also be supported by an analysis of the borrower’s willingness and capacity to service the debt.

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

If the customer’s pre-modified loan was past due 90 days or more or if the customer’s Total Debt to Total Income ratio exceeds 100%, nine payments based on the proposed restructured terms are required (a nine-month performance period) before a formal modification is made.  Because the borrower was greater than 90 days past due, a longer performance period is required prior to the formal modification.  Since the customer will have successfully completed the performance period prior to the formal restructuring based on repayment terms modified to be consistent with the re-underwritten debt service capacity, the Corporation is able to determine that it can be reasonably assured that the loan will perform according to the modified terms.

Successful performance results in a formal restructuring agreement, at which time the restructured loan will return to an accrual status.

The following table shows the Corporation’s accruing renegotiated loans by type of loan at September 30, 2010 and June 30, 2010.

Major Categories of Accruing Renegotiated Loans
($ in millions)

	September 30, 2010		June 30, 2010
	Accruing Renegotiated Loans	Percent of Total Accruing Renegotiated Loans	Accruing Renegotiated Loans	Percent of Total Accruing Renegotiated Loans
Commercial	$25.1	4.6%	$61.3	8.6%
Real estate:
Commercial real estate	105.6	19.3	131.2	18.3
Residential real estate	267.8	48.9	283.6	39.7
Construction and development:
Commercial construction	6.3	1.0	87.8	12.3
Commercial land	3.8	0.7	0.5	0.1
Construction by developers	-	-	3.0	0.4
Residential land	87.0	15.9	97.7	13.7
Construction by individuals	2.0	0.4	3.7	0.5
Total construction and development	99.1	18.0	192.7	27.0
Total real estate	472.5	86.2	607.5	85.0
Consumer
Home equity loans and lines of credit	46.5	8.5	41.7	5.8
Other consumer	3.8	0.7	4.1	0.6
Total consumer	50.3	9.2	45.8	6.4
Total accruing renegotiated loans	$547.9	100.0%	$714.6	100.0%

At September 30, 2010, consumer-related accruing renegotiated loans (residential real estate, residential land, construction by individuals, home equity loans and lines of credit and other consumer loans) represented 74.4% of total accruing renegotiated loans.

Accruing renegotiated commercial loans decreased $36.2 million or 59.1% at September 30, 2010 compared to June 30, 2010.  That decrease was primarily the result of the payout of the largest loan that was classified as an accruing renegotiated commercial loan as of June 30, 2010.  At September 30, 2010, the remaining accruing renegotiated commercial loans consisted of numerous smaller balance loans.

Accruing renegotiated commercial real estate loans decreased $25.6 million or 19.5% at September 30, 2010 compared to June 30, 2010.  As previously discussed, during the third quarter of 2010 two commercial real estate loans aggregating $83.2 million were transferred from accruing renegotiated loans to nonperforming loans in conjunction with the actions taken toward a final resolution of one credit relationship that consisted of multiple geographically dispersed commercial real estate loans related to the hospitality/lodging industry.  At September 30, 2010, the principal amount of the largest accruing renegotiated commercial real estate loan was approximately $21.0 million.

Accruing commercial construction loans decreased $81.5 million or 92.8% at September 30, 2010 compared to June 30, 2010.  The majority of the decrease resulted from the transfer of two large commercial construction loans from accruing commercial construction loans to nonperforming  commercial construction loans.

The amount of accruing renegotiated loans that went into nonperforming status in the third quarter of 2010 amounted to $147.7 million compared to $27.8 million in the second quarter of 2010, an increase of $119.9 million.

The following table shows the geographical summary of the Corporation’s accruing renegotiated loans at September 30, 2010 and June 30, 2010.

Geographical Summary of Accruing Renegotiated Loans
($ in millions)

	September 30, 2010		June 30, 2010
	Accruing Renegotiated Loans	Percent of Total Accruing Renegotiated Loans	Accruing Renegotiated Loans	Percent of Total Accruing Renegotiated Loans
Wisconsin	$35.8	6.6%	$32.8	4.6%
Arizona	321.6	58.7	342.7	48.0
Minnesota	45.6	8.3	32.0	4.5
Missouri	14.4	2.6	14.2	2.0
Florida	25.8	4.7	35.0	4.9
Indiana	2.8	0.5	2.9	0.4
Kansas	0.7	0.1	0.7	0.1
Others	101.2	18.5	254.3	35.5
Total	$547.9	100.0%	$714.6	100.0%

Accruing renegotiated loans located outside of the Corporation’s primary markets amounted to $101.2 million at September 30, 2010 compared to $254.3 million at June 30, 2010, a decrease of $153.1 million or 60.2%.  Approximately $120.4 million of that decline reflects the payout of a large accruing renegotiated commercial loan and the transfer of $83.2 million of accruing renegotiated commercial real estate loans to nonperforming status as previously discussed.

Past Due Loans and Leases

Loans 90 days past due and still accruing interest amounted to $7.4 million at September 30, 2010 compared to $8.1 million at June 30, 2010 and $13.1 million at September 30, 2009.

Delinquency can be an indicator of potential problem loans and leases.  At September 30, 2010, accruing loans and leases past due 30-89 days, excluding credit card loans, student loans and loans in nonperforming status (“early stage delinquencies”), amounted to $507.2 million or 1.3% of total loans and leases outstanding compared to $457.3 million or 1.1% of total loans and leases outstanding at June 30, 2010, an increase of $49.9 million or 10.9%.  Early stage delinquencies peaked at March 31, 2009 and amounted to $1,477.0 million or 3.0% of total loans and leases outstanding.  Since March 31, 2009, early stage delinquencies have improved in each of the five consecutive quarters ending June 30, 2010.  Management expects that a stabilized level for early stage delinquencies will be less than 1.5% of total loans and leases outstanding.

The following table presents the reconciliation of the allowance for loan and lease losses for the current quarter and the prior four quarters:

Reconciliation of Allowance for Loan and Lease Losses
($000’s)

	2010			2009
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Beginning balance	$1,516,780	$1,515,154	$1,480,470	$1,413,743	$1,367,782
Provision for loan and lease losses	431,744	439,899	458,112	639,032	578,701
Loans and leases charged-off:
Commercial	59,924	54,934	137,103	99,307	206,254
Real estate	510,232	384,960	287,310	468,352	323,245
Personal	10,836	15,283	11,662	29,040	11,260
Leases	434	599	384	1,464	834
Total charge-offs	581,426	455,776	436,459	598,163	541,593

Recoveries on loans and leases:
Commercial	3,901	5,833	2,821	14,050	1,309
Real estate	15,095	9,302	7,700	9,714	5,844
Personal	2,068	1,990	2,108	1,660	1,599
Leases	26	378	402	434	101
Total recoveries	21,090	17,503	13,031	25,858	8,853
Net loans and leases charged-off	560,336	438,273	423,428	572,305	532,740
Ending balance	$1,388,188	$1,516,780	$1,515,154	$1,480,470	$1,413,743

Summary of Net Charge-Offs on Loans and Leases
($000’s)

	2010			2009
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Net charge-offs:
Commercial loans and leases	$56,337	$49,303	$134,093	$86,010	$205,477
Commercial real estate	284,773	98,820	53,363	78,380	69,558
Residential real estate	49,849	38,968	32,450	75,317	47,227
Construction and development	132,577	207,529	159,664	270,310	171,457
Home equity loans and lines of credit	27,938	30,341	34,133	34,631	29,159
Personal loans and leases	8,862	13,312	9,725	27,657	9,862
Net charge-offs	$560,336	$438,273	$423,428	$572,305	$532,740

Net charge-offs amounted to $560.3 million or 5.47% of average loans and leases in the third quarter of 2010 compared to $438.3 million or 4.17% of average loans and leases in the second quarter of 2010 and $532.7 million or 4.48% of average loans and leases in the third quarter of 2009.  For the nine months ended September 30, 2010, net charge-offs amounted to $1,422.0 million or 4.52% of average loans and leases compared to $1,464.0 million or 4.03% of average loans and leases for the nine months ended September 30, 2009.  The net charge-offs for the periods presented in the table above include the net charge-offs related to the loans that were sold during 2010 and 2009.

Included in commercial real estate net charge-offs for the three and nine months ended September 30, 2010 was the impact of bringing one credit relationship toward a final resolution. That credit relationship consisted of multiple geographically dispersed commercial real estate loans related to the hospitality/lodging industry.  In conjunction with the actions taken towards that resolution, $201.0 million was charged-off across all of the related commercial real estate loans based on a sale disposition strategy.

Excluding the charge-off related to the hospitality/lodging loans, the pro forma net charge-offs amounted to $359.3 million or 3.51% of average loans and leases in the third quarter of 2010 and for the nine months ended September 30, 2010, net charge-offs amounted to $1,221.0 million or 3.88% of average loans and leases.

Included in net charge-offs for commercial loans and leases for the nine months ended September 30, 2010 was a $50.0 million charge-off in the first quarter of 2010 related to a loan to a bank holding company as previously discussed.

Net charge-offs for construction and development loans represented 23.7% (36.9% excluding the hospitality/lodging loan charge-offs from the total) of total net charge-offs in the third quarter of 2010 and, consistent with prior quarters, was the largest concentration of net charge-offs across the various loan types.  For the nine months ended September 30, 2010, net charge-offs for construction and development loans represented 35.1% (40.9% excluding the hospitality/lodging loan charge-offs) of total net charge-offs.

Net charge-offs for commercial real estate loans represented 50.8% (23.3% excluding the hospitality/lodging loan charge-offs) of total net charge-offs in the third quarter of 2010. Excluding the hospitality/lodging loan charge-offs, net charge-offs for commercial real estate loans decreased $15.0 million compared to the second quarter of 2010. That decrease was primarily due to lower net charge-offs for commercial real estate loans located in Arizona and Florida.

Net charge-offs related to Arizona and Florida amounted to $168.0 million and accounted for 30.0% (46.8% excluding the hospitality/lodging loan charge-offs from the total) of total net charge-offs in the third quarter of 2010.  Net charge-offs related to Arizona and Florida amounted to $581.8 million and accounted for 40.9% (47.7% excluding the hospitality/lodging loan charge-offs from the total) of total net charge-offs in the nine months ended September 30, 2010.  Although net charge-offs in Arizona and Florida continue to be the largest geographical proportion of the Corporation’s net charge-offs, the amount of net charge-offs in Arizona and Florida have significantly decreased.  Net charge-offs in Arizona and Florida in the third quarter of 2010 decreased $46.3 million or 21.6% compared to the third quarter of 2009.  Net charge-offs in Arizona and Florida decreased $223.3 million or 27.7% for the nine months ended September 30, 2010 compared to the same period in 2009.

As previously discussed, real estate related loans continue to be the primary source of the elevated levels in nonperforming loans and leases and net charge-offs in the third quarter of 2010.  Real estate related loans represented the majority of the Corporation’s nonperforming loans and leases at September 30, 2010.  Historically, the Corporation’s loss experience with real estate loans has been relatively low due to the sufficiency of the underlying real estate collateral.  In a stressed real estate market, the value of the collateral securing the loans has become one of the most important factors in determining the amount of loss incurred and the appropriate amount of allowance for loan and lease losses to record at the measurement date.  The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote.  However, in many cases, rapidly declining real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loan which has required significant additional charge-offs.  Declining collateral values have significantly contributed to the elevated levels of net charge-offs and the increase in the provision for loan and lease losses that the Corporation experienced in 2009 and 2008. Management believes real estate market conditions may be beginning to exhibit some signs of stabilization.

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

For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The charge-off does not mean that the asset has no recovery or salvage value, but rather that it is not practical to defer writing down this loan when available information confirms that the loan, or a portion thereof, is uncollectible.

If a loan with interest reserves is in default and/or deemed uncollectible, interest is no longer funded through the interest reserve.  Interest income previously recognized from interest reserves generally is not reversed against current income when a loan with interest reserves is placed on nonperforming status and the loan is evaluated for impairment.

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

The amount of cumulative net charge-offs recorded on the Corporation’s nonperforming loans outstanding at September 30, 2010 was approximately $821.3 million or 57.2% of the unpaid principal balance of the affected nonperforming loans.

The Corporation’s nonperforming loans and leases at September 30, 2010 and June 30, 2010 consisted of the following:

	September 30, 2010		June 30, 2010
Nonperforming Loans and Leases	Amount ($000's)	Percent of Total Nonperforming Loans and Leases	Amount ($000's)	Percent of Total Nonperforming Loans and Leases

Nonperforming loans and leases with partial charge-offs	$584,979	36.6%	$611,331	33.9%
Nonperforming loans and leases without partial charge-offs	978,405	61.2%	1,111,273	61.7%
Total nonperforming loans and leases	1,563,384		1,722,604
Nonperforming loans held for sale	34,235	2.2%	78,770	4.4%
Total nonperforming loans and leases	$1,597,619	100.0%	$1,801,374	100.0%

The result of recording partial charge-offs on nonperforming loans and leases had the following impact on certain credit quality statistics:

	Total Nonperforming Loans and Leases
	September 30, 2010		June 30, 2010
Consolidated Credit Quality Statistics	Including Nonperforming Loans and Leases with Partial Charge- Offs	Excluding Nonperforming Loans and Leases with Partial Charge- Offs	Including Nonperforming Loans and Leases with Partial Charge- Offs	Excluding Nonperforming Loans and Leases with Partial Charge- Offs

Total nonperforming loans and leases to total loans and leases	4.02%	2.48%	4.36%	2.71%
Allowance for loan and lease losses to total loans and leases	3.49%	3.55%	3.67%	3.73%
Allowance for loan and lease losses to nonperforming loans and leases (excluding nonperforming loans held for sale)	89%	142%	88%	136%

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

Commercial Loans and Leases

	Commercial ($ in millions)
	September 30, 2010	% of Consolidated Total	June 30, 2010	% of Consolidated Total

Loans and leases	$11,953.6	30.1%	$12,246.9	29.6%
Nonaccrual loans and leases	232.0	14.5	246.0	13.7
Accruing renegotiated loans	25.1	4.6	61.3	8.6
Loans and leases past due 30-89 days	41.5	5.9	63.6	10.4
Quarter-to-date net charge-offs	56.3	10.0	49.3	11.2

Commercial loans and leases are extended across many industry types that at September 30, 2010 included: manufacturing (24%), wholesale trade (14%), finance and insurance (10%), retail trade (8%), real estate (7%), construction (6%), professional (5%), management companies (3%), agriculture (5%), transportation and warehousing (4%) and health care (3%).

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

Commercial loans and leases are associated with customers located in Wisconsin (42%), Minnesota (15%), Missouri (10%), Illinois (5%), Arizona (4%), Indiana (4%), Florida (3%) and Kansas (3%).

Commercial and industrial loans continued to contract in the third quarter of 2010 compared to the second quarter of 2010, although at a slower rate than the contraction experienced in the prior three quarters.  Commercial customers appear to still be focused on expense management and debt reduction by delaying capital expenditures and reducing working capital demand.  However, commercial loan commitments and credit line utilization have shown signs of stabilizing over the past three quarters.  Commercial loan and lease balances are expected to continue to contract at a slower rate.  The rate of contraction will depend on the pace and strength of economic improvement.  At September 30, 2010, commercial loans held for sale amounted to $1.8 million.

Nonperforming commercial loans and leases amounted to $232.0 million at September 30, 2010 compared to $246.0 million at June 30, 2010, a net decrease of $14.0 million.

Accruing renegotiated commercial loans decreased $36.2 million or 59.1% at September 30, 2010 compared to June 30, 2010.  That decrease was primarily the result of the payout of the largest loan that was classified as an accruing renegotiated commercial loan as of June 30, 2010.  At September 30, 2010, the remaining accruing renegotiated commercial loans consisted of numerous smaller balance loans.

Net charge-offs related to loans to bank holding companies amounted to $3.9 million in the third quarter of 2010 and  $70.0 million for the nine months ended September 30, 2010. Included in net charge-offs for the nine months ended September 30, 2010, was a charge-off of approximately $50.0 million related to a loan to one bank holding company.  That loan had been fully reserved since being placed in nonperforming status earlier in 2009.  Included in net charge-offs for the year ended December 31, 2009 were charge-offs related to loans to certain bank holding companies that amounted to $157.8 million.

At September 30, 2010, loans outstanding to bank holding companies were approximately $416.8 million, of which $13.6 million was in nonperforming status and $207.3 million was identified as potential problem loans.  Loans to bank holding companies are generally secured by all of the assets of the bank holding company including the common stock of their subsidiaries.  The recent economic events and exposure to these loans was taken into consideration in the determination of the allowance for loan and lease losses.

The ratio of nonaccrual commercial loans and leases to total commercial loans and leases at September 30, 2010 was 1.94%.  The average annualized net charge-offs for commercial loans and leases over the past nine quarters based on end of period loans were 2.6%.  Excluding the charge-offs relating to loans to bank holding companies, the average annualized net charge-offs for commercial loans and leases over the past nine quarters based on end of period loans was 1.8%.

Commercial Real Estate Loans

	Commercial Real Estate ($ in millions)
	September 30, 2010	% of Consolidated Total	June 30, 2010	% of Consolidated Total

Loans	$13,057.2	32.9%	$13,310.5	32.2%
Nonaccrual loans	482.9	30.2	655.7	36.4
Accruing renegotiated loans	105.6	19.3	131.2	18.3
Loans past due 30-89 days	201.2	28.5	114.2	18.7
Quarter-to-date net charge-offs	284.8	50.8	98.8	22.6

Commercial real estate loans include multi-family properties and business purpose loans secured by 1-4 family residences (28%), industrial (16%), office (15%), retail (15%), hospitality/lodging (5%), farmland (6%) and medical facilities (4%).  Commercial real estate loans as presented do not include commercial construction and land development loans.

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

Commercial real estate loans are located primarily in the Midwest: Wisconsin (44%), Minnesota (12%), Missouri (8%), Illinois (5%), Kansas (3%) and Indiana (4%).  Commercial real estate loans in higher risk markets include Arizona (7%) and Florida (8%).

As a result of the economy, the Corporation has experienced minimal new development activity.  For the nine months ended September 30, 2010, average commercial real estate loans amounted to $13,401.3 million compared to average commercial real estate loans of $13,425.1 million for the nine months ended September 30, 2009.

A portion of the reported year to date average amount represents the migration of construction loans to commercial real estate loans once construction is completed.  In normal market conditions, the Corporation generally limited the amount of post construction financing (permanent financing) it provided to those loans with interest rates and terms that conform to the Corporation’s interest rate risk profile or loans where a significant long-term customer relationship existed.  In many cases, the interest rate and term that customers wanted for permanent financing was readily available and provided by institutional investors in normal market conditions.  The current lack of market liquidity has resulted in customers not being able to secure financing elsewhere irrespective of their ability to service the debt.  As a result, the Corporation has provided interim loans that are intended to provide temporary financing until such time as the liquidity in the commercial real estate lending markets returns to normal conditions.  The interim loans may be interest only or structured to ensure a significant amount of the income generated from the commercial real estate project is used to pay interest at market rates and reduce outstanding principal.  At the present time, management does not believe that these interim loans have resulted in increased incremental credit risk compared to other commercial real estate loans or have resulted in a significant increase in concentration risk that requires special consideration in determining the adequacy of the allowance for loan and lease losses.

At September 30, 2010, commercial real estate loans consisted of business real estate loans of $8,850.0 million, multi-family properties and business purpose loans secured by 1-4 family residences of $3,477.9 million and farmland loans of $729.3 million.  At September 30, 2010, nonperforming business real estate loans amounted to $338.0 million or 3.8% of total business real estate loans, nonperforming multi-family properties and business purpose loans secured by 1-4 family residences amounted to $124.1 million or 3.6% of total multi-family properties and business purpose loans secured by 1-4 family residences and nonperforming farmland loans amounted to $20.8 million or 2.9% of total farmland loans.

At September 30, 2010, approximately 40% of the business real estate loans were owner-occupied.  Owner-occupied real estate loans are generally expected to have lower levels of default risk.

Included in commercial real estate net charge-offs for the three and nine months ended September 30, 2010 was the impact of bringing one credit relationship toward a final resolution. That credit relationship consisted of multiple geographically dispersed commercial real estate loans related to the hospitality/lodging industry.  In conjunction with the actions taken towards that resolution, two commercial real estate loans aggregating $83.2 million were transferred from accruing renegotiated loans to nonperforming loans and $201.0 million was charged-off across all of the related commercial real estate loans based on a sale disposition strategy.  Management does not believe this credit event is indicative of a trend because the Corporation has no other outstanding credit exposure of a size and characteristic that resembles this one credit relationship.

Net charge-offs for commercial real estate loans represented 50.8% (23.3% excluding the hospitality/lodging loan charge-offs) of total net charge-offs in the third quarter of 2010. Excluding the hospitality/lodging loan charge-offs, net charge-offs for commercial real estate loans decreased $15.0 million compared to the second quarter of 2010. That decrease was primarily due to lower net charge-offs for commercial real estate loans located in Arizona and Florida.

The ratio of nonaccrual commercial real estate loans to total commercial real estate loans at September 30, 2010 was 3.70%.  The ratio of nonaccrual commercial real estate loans to total commercial real estate loans in Arizona and Florida at September 30, 2010 was 4.22% and 8.56%, respectively.  Nonaccrual commercial real estate loans in Arizona and Florida amounted to $123.2 million or 25.5% of total nonaccrual commercial real estate loans at September 30, 2010. Nonaccrual commercial real estate loans in Wisconsin amounted to $121.7 million or 25.2% of total nonaccrual commercial real estate loans at September 30, 2010. The ratio of nonaccrual commercial real estate loans to total commercial real estate loans in Wisconsin at September 30, 2010 was 2.12%.

The average annualized net charge-offs for commercial real estate loans in 2009 based on end of period loans was 1.7%.  The average annualized net charge-offs for commercial real estate loans over the past nine quarters based on end of period loans were 2.5%.  Excluding the hospitality/lodging loan charge-offs, the average annualized net charge-offs for commercial real estate loans over the past nine quarters based on end of period loans was 1.8%.

Residential Real Estate Loans

	Residential Real Estate ($ in millions)
	September 30, 2010	% of Consolidated Total	June 30, 2010	% of Consolidated Total

Loans	$4,578.8	11.5%	$4,625.0	11.2%
Nonaccrual loans	261.1	16.3	252.3	14.0
Accruing renegotiated loans	267.8	48.9	283.6	39.7
Loans past due 30-89 days	199.8	28.3	176.4	29.0
Quarter-to-date net charge-offs	49.8	8.9	39.0	8.9

Consistent with long standing practices, the Corporation does not originate sub-prime mortgages, variable interest-only payment plans, or mortgage loans that permit negative amortization.  The Corporation does not originate loans with below market or so-called teaser interest rates at closing and then increase after some contractual period of time.

Residential real estate loans are concentrated in Arizona (37%) and Wisconsin (34%).

Throughout 2009 and the first nine months of 2010, the Corporation sold over 93% of its residential real estate production to the secondary market without servicing responsibilities.  At September 30, 2010, the residential real estate portfolio consisted of approximately 17% of residential real estate loans that were originated in 2004, 33% that were originated in 2008 or later and 50% that were originated in 2005 through 2007.  Loans originated in 2005 through 2007 have higher potential loss severity in the event of default because the collateral values underlying these loans experienced the greatest depreciation in value.

In light of recent adverse publicity regarding mortgage loan foreclosure processes of certain high volume loan servicers, the Corporation performed a review of its residential foreclosures process and focused on the accuracy of documentation utilized in the legal process and the steps taken by management to ensure this documentation was properly reviewed and validated prior to any formal action being taken against the subject properties. The Corporation processes a relatively low volume of residential mortgage foreclosures and many of the relevant processes are manual in nature and, as a result, the Corporation believes it does not have any significant issues relating to "robo signing" or documents not being reviewed prior to legal action. At September 30, 2010, residential real estate loans held for investment and in the process of foreclosure amounted to $139.4 million.  The portfolio of residential mortgage loans serviced for others was $389.9 million, of which $3.5 million was in the process of foreclosure at September 30, 2010.

Residential real estate loans in Arizona have elevated levels of risk.  At September 30, 2010, Arizona residential real estate loans amounted to $1,685.7 million.  Nonperforming residential real estate loans in Arizona amounted to $156.8 million or 9.30% of total Arizona residential real estate loans.  Nonperforming residential real estate loans in Arizona represented 60.1% of total nonperforming residential real estate loans.

The ratio of nonaccrual residential real estate loans to total residential real estate loans at September 30, 2010 was 5.70%.  In Wisconsin, the ratio of nonaccrual residential real estate loans to total residential real estate loans at September 30, 2010 was 2.62%.

At September 30, 2010, approximately $213.2 million or 79.6% of accruing renegotiated residential real estate loans were in Arizona.  The total estimated cumulative default and re-default rate as of September 30, 2010 for renegotiated residential real estate loans that were restructured between June 2008 and December 2009 was approximately 24.9%.

The average annualized net charge-offs for residential real estate loans during 2009 based on end of period loans was 6.7%.  During 2009, the Corporation completed two bulk loan sales and sold $341.6 million of nonperforming and potential nonperforming residential real estate loans.  The average annualized net charge-offs for residential real estate loans in 2009 based on end of period residential real estate loans and excluding the net charge-offs associated with the loan sales was 3.0%.  The average annualized net charge-offs for residential real estate loans for the third quarter of 2010 and second quarter of 2010 based on end of period loans was 4.3% and 3.4%, respectively.

Construction and Development Loans

	Construction and Development ($ in millions)
	September 30, 2010	% of Consolidated Total	June 30, 2010	% of Consolidated Total

Loans	$3,616.9	9.1%	$4,418.5	10.7%
Nonaccrual loans	528.6	33.1	561.0	31.1
Accruing renegotiated loans	99.1	18.0	192.7	27.0
Loans past due 30-89 days	161.5	22.8	155.5	25.5
Quarter-to-date net charge-offs	132.6	23.7	207.5	47.4

Construction and development loans consist of commercial construction, commercial land, construction by developers, residential land and construction by individuals.

The cumulative net charge-offs for construction and development loans was 44.4% of total loan and lease cumulative net charge-offs for the nine quarters ended September 30, 2010.  The average annualized net charge-offs for construction and development loans over the past nine quarters based on end of period loans was 13.6%.  Those losses were predominantly associated with construction and development loans located in Florida and Arizona.

The Corporation has significantly reduced the construction and development loan portfolio, which at its peak in 2007, was approximately 23% of total loans and leases outstanding.  The Corporation continues to reduce the construction and development portfolio, especially in Arizona. Given market conditions, construction and development loans are expected to continue to contract. Construction and development loans were 9.1% of total consolidated loans and leases at September 30, 2010.

The Corporation has also significantly reduced the amount and levels of nonperforming construction and development loans.  Since June 30, 2009, nonperforming construction and development loans have decreased at each consecutive quarter-end through September 30, 2010.  At June 30, 2009, nonperforming construction and development loans amounted to $1,043.4 million or 15.28% of outstanding construction and development loans compared to nonperforming construction and development loans of $528.6 million or 14.61% of outstanding construction and development loans at September 30, 2010, a decrease of $514.8 million or 49.3%.  The decrease in nonperforming construction and development loans was primarily due to reduced levels of new nonperforming loans, restructurings, loan sales and charge-offs.  The reduced levels of new nonperforming loans reflect the decline in volume of new larger construction loans transferring to nonperforming status, especially in Florida and Arizona.

Construction and development loans in Florida and Arizona amounted to $1,287.8 million or 35.6% of total construction and development loans at September 30, 2010 compared to $1,449.0 million or 32.8% of total construction and development loans at June 30, 2010, a decrease of $161.2 million or 11.1%.  At September 30, 2010, nonperforming construction and development loans in Florida and Arizona amounted to $197.9 million or 15.4% of total construction and development loans in Florida and Arizona compared to nonperforming construction and development loans of $229.4 million or 15.8% of total construction and development loans in Florida and Arizona at June 30, 2010, a decrease of $31.5 million or 13.7%.  Nonperforming construction and development loans in Florida and Arizona represented 37.4% of total nonperforming construction and development loans at September 30, 2010 and 40.9% of total nonperforming construction and development loans at June 30, 2010.  Accruing renegotiated construction and development loans in Florida and Arizona amounted to $82.7 million or 83.5% of total accruing renegotiated construction and development loans at September 30, 2010 compared to $100.4 million or 52.1% of total accruing renegotiated construction and development loans at June 30, 2010, a decrease of $17.7 million or 17.6%.

Residential land loans have higher potential loss severity in the event of default because the collateral values underlying these loans have experienced the largest relative decline in value, especially in Arizona.  At September 30, 2010, residential land loans amounted to $1,154.1 million or 31.9% of total construction and development loans compared to $1,276.5 million or 28.9% of total construction and development loans at June 30, 2010, a decrease of $122.4 million or 9.6%.  Residential land loans in Arizona were 53.8% of total residential land loans at September 30, 2010 and 53.5% of total residential land loans at June 30, 2010.  At September 30, 2010, nonperforming residential land loans amounted to $142.9 million or 12.4% of total residential land loans compared to nonperforming residential land loans of $182.8 million or 14.3% of total residential land loans at June 30, 2010, a decrease of $39.9 million or 21.8%.  Nonperforming residential land loans in Arizona were 42.5% of total nonperforming residential land loans at September 30, 2010 and 40.0% of total nonperforming residential land loans at June 30, 2010.  Nonperforming residential land loans were 27.0% of total nonperforming construction and development loans at September 30, 2010 and 32.6% of total nonperforming construction and development loans at June 30, 2010.

Consumer Loans and Leases

	Consumer ($ in millions)
	September 30, 2010	% of Consolidated Total	June 30, 2010	% of Consolidated Total

Loans and leases	$6,516.6	16.4%	$6,716.6	16.3%
Nonaccrual loans and leases	93.0	5.9	86.4	4.8
Accruing renegotiated loans	50.3	9.2	45.8	6.4
Loans and leases past due 30-89 days	102.7	14.5	99.7	16.4
Quarter-to-date net charge-offs	36.8	6.6	43.7	9.9

The majority of consumer loans and leases are home equity loans and lines of credit which amounted to $4,366.7 million at September 30, 2010.  Home equity lines of credit represented 59% and home equity loans represented 41% of total home equity loans and lines of credit.  Approximately 45% of home equity loans and lines of credit are secured by first mortgages.  At September 30, 2010, home equity lines of credit outstanding (amount drawn) represented approximately 61.1% of the total lines of credit outstanding compared to a three year average of 57.2%.  During 2005 and 2006, when real estate market values were at a peak, the majority of the Corporation’s wholesale home equity originations were sold.

The largest geographic concentration of home equity loans and lines of credit is in Wisconsin (36%) with the remainder geographically dispersed.

The average annualized net charge-offs for home equity loans and lines of credit over the past nine quarters based on end of period loans were 2.3%.  The average annualized net charge-offs for home equity loans and lines of credit for the twelve months ended December 31, 2009 based on end of period loans was 2.4%.  The average annualized net charge-offs for home equity loans and lines of credit for the nine months ended September 30, 2010 based on end of period loans were 2.8%.

Credit card loans amounted to $277.8 million or 0.7% of total loans and leases at September 30, 2010.  Credit cards are not a significant component of the Corporation’s loan and lease portfolio.

Provision for Loan and Lease Losses

Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $431.7 million for the third quarter ended September 30, 2010.  By comparison, the provision for loan and lease losses amounted to $439.9 million in the second quarter of 2010 and $578.7 million for the third quarter of 2009.  For the nine months ended September 30, 2010 and 2009, the provision for loan and lease losses amounted to $1,329.8 million and $1,675.6 million, respectively.  The provision for loan and lease losses is the amount required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.

Included in net charge-offs and the provision for loan and lease losses for the three and nine months ended  September 30, 2010 was the impact of bringing one credit relationship toward a final resolution. That credit relationship consisted of multiple geographically dispersed commercial real estate loans related to the hospitality/lodging industry.  In conjunction with the actions taken towards that resolution, two commercial real estate loans aggregating $83.2 million were transferred from accruing renegotiated loans to nonperforming loans and $201.0 million was charged-off across all of the related commercial real estate loans based on a sale disposition strategy.  An additional provision for loan and lease losses of $86.3 million was recorded in the third quarter of 2010 for the shortfall over prior period reserved amounts that resulted from the valuation based on the sale disposition strategy.

At September 30, 2010, the allowance for loan and lease losses amounted to $1,388.2 million or 3.49% of total loans and leases compared to $1,516.8 million or 3.67% of total loans and leases at June 30, 2010.  The decrease in the allowance for loan and lease losses in the third quarter of 2010 of $128.6 million was primarily due to the utilization of prior period reserved amounts established for the hospitality/lodging loans charged off during the quarter.

During the third quarter of 2010, the Corporation experienced a decline in nonperforming loans for the fifth consecutive quarter, continued reduced levels of delinquencies and new loans going into nonperforming status and lower levels of net charge-offs, excluding the charge-offs for the hospitality/lodging loans.  As a result, the provision for loan and leases losses, excluding the $86.3 million incremental provision for the hospitality/lodging loan charge-offs, $345.4 million, was the lowest provision for loan and lease losses since the third quarter of 2008.  The reported amount of the Corporation’s nonperforming loans and leases continue to be elevated, the improving economy remained fragile and unemployment levels continued to be volatile and elevated.  As demonstrated in 2008 and 2009, the credit environment and underlying collateral values can change rapidly.  Based on those considerations, the Corporation determined that the allowance for loan and lease losses in the third quarter of 2010 should remain consistent with the prior quarter after taking into consideration  the hospitality/lodging credit relationship.

The Corporation’s credit quality statistics as of and for the three and nine months ended September 30, 2010 reinforced recent trends with additional positive evidence that the Corporation has experienced credit improvement.  Management expects that these trends will continue.  Management also expects that continuing credit improvement along with continued improvement in the economy and a reduction or stabilization in unemployment would result in lower provisions for loan and lease losses and a reduced allowance for loan and lease losses in future quarters.  There are numerous unknown factors at this time that will ultimately affect the timing and amount of nonperforming loans and leases, net charge-offs and the provision for loan and lease losses that will be recognized in the remainder of 2010.  The timing and amount of charge-offs will continue to be influenced by loan sales and the Corporation’s other strategies for managing its nonperforming loans and leases.

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

OTHER INCOME

Total other income in the third quarter of 2010 amounted to $223.5 million compared to $224.0 million in the same period last year.  For the nine months ended September 30, 2010, total other income amounted to $619.1 million compared to $663.2 million for the nine months ended September 30, 2009.

Total other income for the three months ended September 30, 2010 includes net investment securities gains, gain on debt terminations and write-downs associated with loans available for sale (other than mortgage loans originated for sale). For the three months ended September 30, 2010 these items amounted to $42.9 million. Total other income for the three months ended September 30, 2009 includes net investment securities losses, gain on debt terminations, write-downs associated with loans available for sale (other than mortgage loans originated for sale) and gains associated with exiting auto securitization activities. For the three months ended September 30, 2009 these items amounted to $41.6 million.  Excluding these items, total other income in the third quarter of 2010 amounted to $180.6 million compared to $182.4 million in the same period last year and was relatively unchanged.

Total other income for the nine months ended September 30, 2010 includes net investment securities gains, gain on debt terminations, gain on sale of merchant portfolio processing and write-downs associated with loans available for sale (other than mortgage loans originated for sale). For the nine months ended September 30, 2010 these items amounted to $93.7 million. Total other income for the nine months ended September 30, 2009 includes net investment securities gains, gain on debt terminations, write-downs associated with loans available for sale (other than mortgage loans originated for sale) and gains associated with exiting auto securitization activities. For the nine months ended September 30, 2009 these items amounted to $125.1 million.  Excluding these items, total other income for the nine months ended September 30, 2010 amounted to $525.4 million compared to $538.1 million in the same period last year, a decrease of $12.7 million or 2.4%.

Wealth management revenue amounted to $69.5 million in the third quarter of 2010 compared to $66.7 million in the third quarter of 2009, an increase of $2.8 million or 4.2%.  For the nine months ended September 30, 2010, wealth management revenue amounted to $207.5 million compared to $195.2 million for the nine months ended September 30, 2009, an increase of $12.3 million or 6.3%.  Assets under management were $33.0 billion at September 30, 2010 and $32.8 billion at September 30, 2009 which reflects the effect of market volatility despite continued expansion of the customer base.  Assets under administration were $129.3 billion at September 30, 2010 compared to $118.5 billion at September 30, 2009.  Favorable asset management performance resulted in new customer relationships and increased sales and has positively impacted opportunities for new customers. Revenue growth was experienced in both personal and institutional trust services.  Wealth management revenue will continue to be affected by market volatility and direction through the remainder of 2010.

For the three months ended September 30, 2010, service charges on deposits amounted to $31.8 million compared to $33.6 million for the three months ended September 30, 2009, a decrease of $1.8 million or 5.2%.  For the nine months ended September 30, 2010, service charges on deposits amounted to $97.1 million compared to $102.9 million for the same period in 2009, a decrease of $5.8 million or 5.6%. A portion of this source of fee income is sensitive to interest rates.  Competitive pricing in the form of earnings credits was used to encourage customers to maintain higher deposit balances resulting in lower fee income. In addition and as expected, a portion of the  decline in service charge revenue for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 is attributable to the decline in overdraft fee revenue due to recent changes in banking regulations. Overdraft revenue is not a significant source of revenue to the Corporation. However, the Corporation has introduced new products targeted to those customers that have historically generated overdrafts and has had success in recovering a portion of this expected lost revenue.

Total mortgage banking revenue was $7.7 million in the third quarter of 2010 compared to $12.7 million in the third quarter of 2009, a decrease of $5.0 million.  For the nine months ended September 30, 2010, total mortgage banking revenue amounted to $21.8 million compared to $41.6 million for the nine months ended September 30, 2009, a decrease of $19.8 million.  Reduced sales volume resulted in lower fee income from mortgage banking.  Throughout 2009 and 2010, the Corporation sold substantially all of its residential real estate production to the secondary market.  Residential mortgage loans sold in the secondary market amounted to $0.5 billion and $1.3 billion in the three and nine months ended September 30, 2010, respectively.  For the three and nine month periods ended September 30, 2009, residential mortgage loans sold in the secondary market amounted to $0.8 billion and $2.6 billion, respectively.

Net investment securities gains amounted to $41.5 million in the third quarter of 2010 compared to net investment securities losses of $1.5 million in the third quarter of 2009.  For the nine months ended September 30, 2010, net investment securities gains amounted to $45.4 million compared to $81.2 million for the nine months ended September 30, 2009.  During the third quarter of 2010, the Corporation realized a gain of $30.7 million from the sale of approximately $1.1 billion in aggregate principal amount of United States government agency investment securities.  In addition, the Corporation realized gains on private equity investments of $11.0 million. Approximately $8.4 million of gains on private equity investments was related to the sale of one investment. During the second quarter of 2009, the Corporation recorded a gain of $35.4 million from the sale of Visa Class B common stock.  Also during the second quarter of 2009, the Corporation sold U.S. government agency securities with a principal amount of approximately $1.1 billion, resulting in a gain of $43.6 million.

Bank-owned life insurance revenue amounted to $12.1 million for the three months ended September 30, 2010 compared to $10.3 million for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, bank-owned life insurance revenue amounted to $34.6 million compared to $27.6 million for the nine months ended September 30, 2009.  The recovery in the value of the underlying invested assets throughout 2009 resulted in improved crediting rates in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009.

Gain on the termination of debt amounted to $8.5 million and $56.1 million for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, gain on the termination of debt amounted to $19.7 million and $68.4 million, respectively.  During the third quarter of 2010, the Corporation re-acquired and extinguished subordinated long term borrowings issued by the Corporation’s wholly-owned subsidiary, M&I Marshall & Ilsley Bank (“M&I Bank”), with a par value of $100.6 million and re-acquired and extinguished approximately $216.6 million of debt in the nine months ended September 30, 2010. For the nine months ended September 30, 2010, the debt consisted of various senior and subordinated bank notes issued by M&I Bank. During the third quarter of 2009, the Corporation re-acquired and extinguished approximately $548.4 million of debt and re-acquired and extinguished approximately $809.2 million of debt in the nine months ended September 30, 2009.  For the nine months ended September 30, 2009, the debt consisted of various bank notes issued by the Corporation and M&I Bank.

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

Other income in the third quarter of 2010 amounted to $52.4 million compared to $46.1 million in the third quarter of 2009, an increase of $6.3 million or 13.7%.  For the nine months ended September 30, 2010, other income amounted to $144.7 million compared to $146.2 million for the nine months ended September 30, 2009, a decrease of $1.5 million.  Write-downs associated with loans available for sale (other than mortgage loans originated for sale) are reported as a reduction of other income in the Consolidated Statements of Income and amounted to $7.1 million and $19.6 million in the three and nine months ended September 30, 2010, respectively, and $18.1 million and $29.7 million in the three and nine month periods ended September 30, 2009, respectively.  Excluding the write-downs, other income in the third quarter of 2010 amounted to $59.5 million compared to $64.2 million in the third quarter of 2009, a decrease of $4.7 million or 7.3% and for the nine months ended September 30, 2010, other income amounted to $164.3 million compared to $175.9 million for the nine months ended September 30, 2009, a decrease of $11.6 million.  The decline in other income over the comparative three and nine months, excluding the write-downs, was primarily due to the gain recognized in the third quarter of 2009 associated with exiting auto securitization activities and lower earnings on the Corporation’s deferred compensation trust accounts that primarily consist of fixed income investments.

OTHER EXPENSE

Total other expense for the three months ended September 30, 2010 amounted to $419.6 million compared to $405.1 million for the three months ended September 30, 2009, an increase of $14.5 million or 3.6%.  For the nine months ended September 30, 2010, total other expense amounted to $1,172.8 million compared to $1,160.2 million for the nine months ended September 30, 2009, an increase of $12.6 million or 1.1%.

Total other expense for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 included elevated levels of credit and collection-related expenses and elevated levels of expenses associated with the acquisition, valuation and holding of OREO properties, which are referred to collectively as “credit and collection expense”.

Total other expense for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 included FDIC insurance premiums for insurance on deposits including the cost of participating in the TAGP.  Total other expense for the nine months ended September 30, 2009 included the FDIC special assessment related to insurance on deposits in addition to increased expense related to regular insurance premiums for insurance on deposits.

Total other expense for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 included non-cash charges to write-off the unamortized issuance costs attributable to redeemed brokered CDs.

The impact of these items is shown in the following tables ($ in millions):

	Three Months Ended September 30,
			Change
	2010	2009	Amount	Pct

Credit and collection expenses	$37.2	$66.4	$(29.2)	(43.9)%
FDIC insurance	22.6	17.8	4.8	26.9
Loss on brokered CDs	28.8	2.1	26.7	n.m.
All other	331.0	318.8	12.2	3.8
Total other expense	$419.6	$405.1	$14.5	3.6%

	Nine Months Ended September 30,
			Change
	2010	2009	Amount	Pct

Credit and collection expenses	$115.4	$150.6	$(35.2)	(23.4)%
FDIC insurance	76.5	82.2	(5.7)	(6.9)
Loss on brokered CDs	38.0	6.0	32.0	n.m.
All other	942.9	921.4	21.5	2.3
Total other expense	$1,172.8	$1,160.2	$12.6	1.1%

The Corporation’s expense in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, excluding the items discussed above, increased $12.2 million or 3.8%.  For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, the Corporation’s expense excluding the items discussed above increased $21.5 million or 2.3%.

The efficiency ratio is a non-GAAP statistical measure that is used to evaluate comparative expense control across the financial services industry.  The efficiency ratio is calculated by dividing total other expense by the sum of total other income (excluding investment securities gains and losses) and net interest income FTE.  The Corporation’s efficiency ratios for the three months ended September 30, 2010 and 2009 were:

Efficiency Ratio
($000’s)

	Three Months Ended September 30,
	2010	2009

Total other expense	$419,603	$405,093
Net income attributable to noncontrolling interests	348	402
Total expense for efficiency ratio	$419,951	$405,495

Net interest income	$381,482	$388,691
FTE adjustment	5,556	5,817
Total other income	223,501	223,976
Less: net investment securities gains / losses	(41,547)	1,517
Total other income and net interest income FTE	$568,992	$620,001

Efficiency ratio	73.8%	65.4%

The efficiency ratio for the third quarter of 2010 was adversely affected by the elevated costs for credit and collection expenses, write-downs associated with loans available for sale (other than mortgage loans originated for sale) and leasehold improvement and the loss on brokered CDs partially offset by the gain on debt terminations.  The estimated adverse net impact of these items on the Corporation’s efficiency ratio for the three months ended September 30, 2010 was approximately 12.1%.

The efficiency ratio for the third quarter of 2009 was adversely impacted by the increase in credit and collection expenses, write-downs associated with loans available for sale (other than mortgage loans originated for sale) and elevated levels of provisions for loss exposures associated with unfunded loan commitments.  The efficiency ratio for the third quarter of 2009 was positively impacted by gains on the termination of debt.  The estimated adverse net impact on the Corporation’s efficiency ratio for the three months ended September 30, 2009 from these items was approximately 8.2%.

Salaries and employee benefits expense amounted to $191.0 million in the third quarter of 2010 compared to $179.2 million in the third quarter of 2009, an increase of $11.8 million or 6.6%.  Salaries and employee benefits related to credit and collection increased approximately $0.6 million and incentive compensation and health benefit accruals increased $5.3 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  Salaries and employee benefits expense amounted to $537.9 million for the nine months ended September 30, 2010 compared to $521.6 million for the nine months ended September 30, 2009, an increase of $16.3 million or 3.1%.  Salaries and employee benefits related to credit and collection increased approximately $2.5 million and incentive compensation and health benefit accruals increased $4.7 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Included in salaries and benefit expense for the nine months ended September 30, 2009 was severance expense of $5.8 million.

Net occupancy and equipment expense, software expenses, processing charges and supplies, printing, postage and delivery expenses amounted to $81.3 million in the third quarter of 2010 compared to $83.0 million for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, net occupancy and equipment expense, software expenses, processing charges and supplies, printing, postage and delivery expenses amounted to $245.8 million compared to $248.4 million for the nine months ended September 30, 2009, a decrease of $2.6 million or 1.0%.

FDIC insurance premiums on deposits amounted to $22.6 million in the third quarter of 2010 compared to $17.8 million in the third quarter of 2009, an increase of $4.8 million or 26.9%.  For the nine months ended September 30, 2010, FDIC insurance premiums on deposits amounted to $76.5 million compared to $82.2 million for the same period in 2009, a decrease of $5.7 million. Included in FDIC insurance expense for the nine months ended September 30, 2009 was the Corporation’s portion of the FDIC special assessment related to insurance on deposits that amounted to $29.3 million.

Professional services expense amounted to $27.5 million in the third quarter of 2010 compared to $23.5 million in the third quarter of 2009, an increase of $4.0 million or 17.0%.  For the nine months ended September 30, 2010, professional services expense amounted to $75.0 million compared to $64.7 million for the nine months ended September 30, 2009, an increase of $10.3 million or 16.0%. Legal fees and other professional fees associated with problem loans decreased $4.0 million in the third quarter of 2010 compared to the third quarter of 2009 and decreased $5.5 million in the nine months ended September 30, 2010 compared to the same period in 2009. The decline in legal fees and other professional fees associated with problem loans in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 was offset by increased consulting fees associated with numerous items, including updating certain internal systems and processes.

Amortization of intangibles amounted to $5.0 million for the quarter ended September 30, 2010 compared to $5.9 million for the quarter ended September 30, 2009.  For the nine months ended September 30, 2010, amortization of intangibles amounted to $15.2 million compared to $17.5 million for the nine months ended September 30, 2009, a decrease of $2.3 million or 13.3%.  See Note 10 in Notes to Financial Statements and the fair value discussion in Critical Accounting Policies included in Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding the annual test for goodwill impairment.

Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.  The Corporation has elected to perform its annual test for impairment as of June 30th.  Based on the results of the current year’s annual test, the Corporation has determined that the recorded goodwill as of June 30, 2010 was not impaired.  See Note 10 in Notes to Financial Statements and the fair value discussion in Critical Accounting Policies included in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the goodwill impairment test.

Net OREO expenses amounted to $26.7 million in the third quarter of 2010 compared to $52.6 million in the third quarter of 2009, a decrease of $25.9 million or 49.1%.  For the nine months ended September 30, 2010, net OREO expenses amounted to $84.0 million compared to $116.2 million for the nine months ended September 30, 2009, a decrease of $32.2 million or 27.8%.  The costs of acquiring and holding the elevated levels of foreclosed properties increased $0.9 million or 7.0% in the third quarter of 2010 compared to the third quarter of 2009 and increased $6.9 million or 21.7% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  The increased costs of acquiring and holding the elevated levels of foreclosed properties were more than offset by lower valuation write-downs and the impact of realizing net gains on the disposition of OREO in 2010 compared to incurring net losses on the disposition of OREO in 2009.  Valuation write-downs decreased $15.5 million in the third quarter of 2010 compared to the third quarter of 2009 and decreased $17.1 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  For the three and nine months ended September 30, 2010, net gains from the sale of OREO amounted to $7.4 million and $14.0 million, respectively.  For the three and nine months ended September 30, 2009, net losses from the sale of OREO amounted to $3.9 million and $8.0 million, respectively.  The Corporation expects that higher levels of expenses associated with acquiring and holding foreclosed properties will continue.  Valuation write-downs and net gains or losses on the disposition of OREO will depend on real estate market conditions.

Loss on brokered CDs represents the non-cash charge to write-off the unamortized issuance costs attributable to brokered CDs that are called prior to their scheduled maturity.  Loss on brokered CDs amounted to $28.8 million in the third quarter of 2010 compared to $2.1 million in the third quarter of 2009.  For the nine months ended September 30, 2010, loss on brokered CDs amounted to $38.0 million compared to $6.0 million in the nine months ended September 30, 2009.  In conjunction with its activities to re-align the Corporation’s funding profile, the Corporation has selectively exercised its call option associated with brokered CDs to redeem those CDs at par. During the third quarter of 2010, the Corporation redeemed $2.3 billion of brokered CDs.

Other expense amounted to $36.7 million in the third quarter of 2010 compared to $41.0 million in the third quarter of 2009, a decrease of $4.3 million or 10.6%.  For the nine months ended September 30, 2010, other expense amounted to $100.4 million compared to $103.6 million for the nine months ended September 30, 2009, a decrease of $3.2 million or 3.0%. The decline in other expense in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 was primarily due to reduced provision for losses for unfunded commitments and other off-balance sheet exposures such as letters of credit. The reduced provision for losses for unfunded commitments and other off-balance sheet exposures primarily reflects the lower amount of unfunded commitments outstanding.

INCOME TAXES

For the three months ended September 30, 2010, the benefit for income taxes amounted to $102.8 million or 41.7% of the pre-tax loss, compared to the benefit for income taxes for the three months ended September 30, 2009 of $148.2 million or 39.9% of the pre-tax loss.  For the nine months ended September 30, 2010, the benefit for income taxes amounted to $289.9 million or 41.6% of the pre-tax loss, compared to the benefit for income taxes for the nine months ended September 30, 2009 of $467.3 million or 47.2% of the pre-tax loss.

The Health Care Acts signed in to law during March 2010 effectively changed the income tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide qualifying prescription drug benefits.  Under the Health Care Acts, beginning in 2013 the Corporation’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the subsidy.  Under GAAP, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date.  As a result, the Corporation recognized a noncash charge of $4.1 million for the write-off of deferred tax assets to reflect the change in tax treatment of the federal subsidy.

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

LIQUIDITY AND CAPITAL RESOURCES

Total equity was $6.59 billion or 12.70% of total consolidated assets at September 30, 2010 compared to $6.99 billion or 12.21% of total consolidated assets at December 31, 2009 and $6.40 billion or 10.94% of total consolidated assets at September 30, 2009.

Total equity at September 30, 2010, December 31, 2009 and September 30, 2009 was affected by the following transactions:

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

On August 19, 2010, the Corporation announced that its Board of Directors declared the third quarter cash dividend of $0.01 per share on its common stock.  Currently, the Corporation is required to obtain the prior approval of the Federal Reserve Bank of Chicago (the “Federal Reserve”) and the Wisconsin Department of Financial Institutions (the “DFI”) to pay a cash dividend on its common stock.

During the third quarter of 2010, the Corporation issued 240,739 shares of its common stock for $1.4 million to fund its obligation under its employee stock purchase plan (the “ESPP”).  During the first nine months of 2010, the Corporation issued 712,448 shares of its common stock for $4.5 million to fund its obligation under its ESPP.  During the third quarter of 2009, the Corporation issued 243,144 shares of its common stock for $1.7 million to fund its obligation under its ESPP.  During the first nine months of 2009, the Corporation issued 1,059,605 shares of its common stock for $5.3 million to fund its obligation under its ESPP.

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

Preferred dividends accrued and discount accretion on the Senior Preferred Stock amounted to $25.3 million and $75.7 million for the three and nine months ended September 30, 2010, respectively.  On August 16, 2010, the Corporation paid the quarterly preferred dividend covering the period from May 15, 2010 through August 15, 2010 in the amount of $21.4 million.

At September 30, 2010, the net gain in accumulated other comprehensive income amounted to $17.9 million, which represented a positive change in accumulated other comprehensive income of $69.2 million since December 31, 2009.  Net accumulated other comprehensive income associated with available for sale investment securities was a net gain of approximately $61.5 million at September 30, 2010, compared to a net loss of $13.0 million at December 31, 2009, resulting in a net gain of $74.5 million over the nine month period.  The net unrealized loss associated with the change in fair value of the Corporation’s derivative financial instruments designated as cash flow hedges increased $4.1 million since December 31, 2009, and amounted to $48.2 million at September 30, 2010, compared to a net loss of $44.1 million at December 31, 2009.  The amount required to adjust the Corporation’s postretirement health benefit liability to its funded status included in accumulated other comprehensive income amounted to an unrealized gain of approximately $4.6 million as of September 30, 2010.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

Risk-Based Capital Ratios
($ in millions)

	September 30, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$4,645	10.80%	$5,381	11.11%
Tier 1 Capital Minimum Requirement	1,720	4.00	1,938	4.00
Excess	$2,925	6.80%	$3,443	7.11%

Total Capital	$5,985	13.92%	$6,988	14.42%
Total Capital Minimum Requirement	3,440	8.00	3,876	8.00
Excess	$2,545	5.92%	$3,112	6.42%

Risk-Adjusted Assets	$43,002		$48,457

Leverage Ratios
($ in millions)

	September 30, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$4,645	9.07%	$5,381	9.48%
Minimum Leverage Requirement	1,536 - 2,560	3.00 - 5.00	1,702 - 2,837	3.00 - 5.00
Excess	$3,109 - $2,085	6.07 - 4.07%	$3,679 - $2,544	6.48 - 4.48%

Adjusted Average Total Assets	$51,206		$56,754

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

Cash and short-term investments held at the Federal Reserve amounted to $1.4 billion at September 30, 2010.  At the present time, these balances represent the Corporation’s most readily available source of liquidity.  This source of liquidity reflects management’s decision to maintain higher levels of liquid assets.

Another readily available source of liquidity to the Corporation is its investment portfolio.  Investment securities available for sale, which totaled $5.5 billion at September 30, 2010, represent a highly accessible source of liquidity.  The Corporation’s portfolio of held-to-maturity investment securities provides liquidity from maturities.

Depositors within the Corporation’s defined markets are another source of liquidity.  Core deposits (demand, savings, money market and consumer time deposits) averaged $28.2 billion in the third quarter of 2010 and increased approximately $1.6 billion or 6.0% compared to the third quarter of 2009.  These core deposits represented 72.2% of total consolidated average deposits for the third quarter of 2010 compared to 64.3% in the third quarter of 2009.

The Corporation has historically used brokered deposits to supplement deposits generated through the Corporation’s banking branch network due to pricing advantages.  As a result of unstable market conditions in the capital markets in recent years, the Corporation increased its use of brokered deposits primarily because the cost of brokered deposits was below the cost of issuing debt, especially new long-term borrowings.  Brokered and institutional certificates of deposit represented 51.6% of total average wholesale deposit balances in the third quarter of 2010.  The weighted average remaining term of outstanding brokered and institutional certificates of deposit at September 30, 2010 was 10.4 years.  These long-term deposits have improved the Corporation’s structural liquidity.

In conjunction with its activities to re-align the Corporation’s funding profile, the Corporation has selectively exercised its call option associated with brokered certificates of deposit and redeemed those brokered certificates of deposit at par. During the third quarter of 2010, the Corporation redeemed $2.3 billion of brokered CDs.

The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes, FHLB advances or other forms of collateralized borrowings.

As a result of asset contraction, core deposit growth and management’s decision to maintain higher levels of liquid assets, the Corporation has been reducing its use of short-term borrowings.  In addition to a source of funding, short-term borrowings may be used to accommodate correspondent bank customers’ needs and to manage its interest rate risk. During 2010, short-term borrowings have mainly consisted of federal funds purchased and security repurchase agreements except for a $510.0 million short-term FHLB advance that matured in February 2010.  At September 30, 2010, total short-term borrowings amounted to $555.8 million. The largest amount outstanding at any month-end during 2010 was $1,034.2 million at January 31, 2010, which included the $510.0 million short-term FHLB advance previously discussed. Average short-term borrowings were $784.1 million for the three months ended September 30, 2010 and $856.8 million for the nine months ended September 30, 2010.

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

For the nine months ended September 30, 2010, the Corporation re-acquired and extinguished $216.6 million of debt at a gain.  The debt consisted of small blocks of various senior and subordinated bank notes issued by M&I Bank.  For the year ended December 31, 2009, the Corporation re-acquired and extinguished $1,285.7 million of debt at a gain of which, $809.2 million was acquired in the nine months ended September 30, 2009.  The debt consisted of small blocks of various bank notes issued by the Corporation and M&I Bank.

As previously discussed, the Corporation elected to opt out of the TAGP program extension effective as of July 1, 2010.  As anticipated, certain NOW deposits and certain noninterest bearing deposits migrated to other deposit accounts, investment products or into products offered by other entities.

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

M&I Bank has implemented a global bank note program that permits it to issue and sell up to a maximum of US$13.0 billion aggregate principal amount (or the equivalent thereof in other currencies) at any one time outstanding of its senior global bank notes with maturities of seven days or more from their respective date of issue and subordinated global bank notes with maturities more than five years from their respective date of issue.  The notes may be fixed rate or floating rate and the exact terms will be specified in the applicable Pricing Supplement or the applicable Program Supplement.  This program is intended to enhance liquidity by enabling M&I Bank to sell its debt instruments in global markets in the future without the delays that would otherwise be incurred.  At September 30, 2010, approximately $11.4 billion of new debt could be issued under M&I Bank’s global bank note program.

Bank notes outstanding at September 30, 2010 amounted to $2.1 billion, of which $1.4 billion is subordinated.  A portion of the subordinated bank notes qualifies as supplementary capital for regulatory capital purposes.

During the second quarter of 2008, the Corporation filed a shelf registration statement with the Securities and Exchange Commission enabling the Corporation to issue up to 6.0 million shares of its common stock from time to time in connection with acquisitions by the Corporation and/or consolidated subsidiaries of the Corporation.  At September 30, 2010, approximately 1.14 million shares of the Corporation’s common stock could be issued under the shelf registration statement for future acquisitions.

On October 13, 2010, the Corporation filed a shelf registration statement for the sale of an unspecified number of the Corporation’s securities by the Corporation or by selling security holders from time to time.  The registration statement covers the sale of senior and subordinated debt securities, common and preferred stock, depositary shares, stock purchase contracts, units, and warrants.  The registration statement was filed to replace the Corporation’s existing shelf registration statement, which will expire on November 6, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2010, there have been no other substantive changes with respect to the Corporation’s off-balance sheet activities disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Corporation continues to believe that based on the off-balance sheet arrangements with which it is presently involved, such off-balance sheet arrangements neither have, nor are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

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

All nonperforming loans greater than $1.0 million and certain accruing renegotiated loans described below were evaluated to identify the specific reserve or valuation allowance to be allocated to each of these loans.  The specific reserve or valuation allowance is determined as the excess, if any, of the carrying value of the loan over the amount determined using the measurement alternative employed at the measurement date.  The carrying value of the loan reflects reductions from prior charge-offs.

For nonperforming loans greater than $1.0 million, the fair value of the collateral less cost to sell was the methodology predominantly employed to measure the amount of impairment at September 30, 2010.

All troubled debt restructurings, which the Corporation  refers to as renegotiated loans, including accruing renegotiated loans, nonperforming renegotiated loans and former renegotiated loans no longer reported as renegotiated loans are considered impaired loans for purposes of determining the allowance for loan and lease losses.  Renegotiated commercial loans greater than $250,000 and all consumer-related loans are individually evaluated for impairment irrespective of their classification and accrual status.  The present value of expected future cash flows discounted at the loan’s effective interest rate was the methodology predominantly employed to measure the amount of impairment at September 30, 2010.  Contractual cash flows were adjusted for probability of default or re-default, expected prepayments, expected collateral value for loans that will not be fully amortized at maturity and other factors that may impact the timing and amount of expected cash flows.  Factors used to adjust contractual cash flows were based on historical experience and market performance statistics where available.  At September 30, 2010, no general loss reserves were established for renegotiated loans.  At September 30, 2010, the specific reserve or valuation allowance for renegotiated loans was determined to be $90.0 million.

Real estate related loans, especially construction and development real estate loans, were the primary contributors to the elevated levels of nonperforming loans and leases and net charge-offs over the past three years. Real estate related loans continued to make up the majority of the Corporation’s nonperforming loans and leases at September 30, 2010.  Historically, the Corporation’s loss experience with real estate loans has been relatively low due to the sufficiency of the underlying real estate collateral.  In a stressed real estate market, the value of the collateral securing the loans has become one of the most important factors in determining the amount of loss incurred and the appropriate amount of allowance for loan and lease losses to record at the measurement date.  The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote.  However, in many cases, rapidly declining and depressed real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loan which has required significant additional charge-offs.  Depressed and declining collateral values have significantly contributed to the elevated levels of net charge-offs and the increase in the provision for loan and lease losses that the Corporation experienced over the past two years.  Management believes real estate market conditions may be beginning to exhibit some signs of stabilization and improvement.

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

At September 30, 2010, the specific reserve or valuation allowance for nonperforming loans greater than $1.0 million was determined to be $155.1 million.

At September 30, 2010, a total of $1,561.0 million of impaired loans and leases were evaluated to identify the specific reserve or valuation allowance to be allocated to each of these loans.  A total valuation allowance of $245.1 million was determined to be required on approximately $1,008.4 million of impaired loans and no valuation allowance was determined to be required on $552.6 million of impaired loans.  In determining the amount of the valuation allowance at September 30, 2010, the Corporation has taken into consideration that the amount of cumulative net charge-offs recorded on the Corporation’s nonperforming loans outstanding at September 30, 2010, was approximately $821.3 million or 57.2% of the unpaid principal balance of the affected nonperforming loans.  These charge-offs have reduced the carrying value of these nonperforming loans and leases which reduced the allowance for loan and lease losses required at the measurement date.  The Corporation has not revised its charge-off policies during any reporting period presented.

Collective Loan Impairment.  This component of the allowance for loan and lease losses is comprised of two elements.  First, the Corporation makes a significant number of loans and leases which due to their underlying similar characteristics are assessed for loss as homogeneous pools.  Included in the homogeneous pools are loans and leases from the retail sector and commercial loans and leases that were excluded from the specific reserve allocation previously discussed.

For purposes of this discussion, the term commercial loans refers to a variety of loan types and includes commercial and industrial loans, commercial real estate loans, commercial construction and development loans and commercial leases.  Included in this category are renegotiated commercial loans less than $250,000.  Commercial loans are initially segmented by loan type.  The loan types are then stratified by region or business channel.  Using the Corporation’s internal risk ratings, commercial loans and leases are further stratified between loans and leases with risk ratings that are indicators of a nonperforming loan or lease or potential problem loan or lease, which the Corporation refers to as “criticized loans and leases.” Two stratums are developed for loans and leases that indicate no particular weakness.  Using historical loss information, an estimate of loss is determined for each segment.  For criticized loans and leases, more recent historical loss information forms the basis to determine the estimates of losses inherent in the pools at the measurement date.  For all other loans and leases, longer-term historical loss information is used to form the basis to determine the estimates of losses inherent in the pools at the measurement date.  Longer-term historical loss information is expected to be representative of inherent losses over an entire business cycle.  Historical loss information is updated quarterly to reflect current experience.  Historical loss information may be adjusted for portfolio trends, the effect of loan sales and factors that may be unique to a particular loan or lease type, region or business channel to ensure the loss rates ultimately used are appropriate at the measurement date. Selecting the appropriate loss rates that are used to determine the estimates of losses inherent in the pools at the measurement date requires significant judgment.  At September 30, 2010, this component of the allowance for loan and lease losses amounted to $710.9 million.

The retail sector consists of residential real estate loans, residential construction and development loans, home equity loans and lines of credit, personal loans and personal leases.

Retail sector loan types are stratified based on origination channels, underwriting guidelines, collateral type and product features such as a loan or line of credit and delinquency status.  The loans are further stratified by selected markets (Arizona, Wisconsin, Florida and others), updated credit scores and the loan’s year of origination.  Loss factors are derived from historical loss experience by delinquency status for each stratum and applied to the outstanding loan and lease balance by delinquency status to determine a reserve.  Based on current market conditions, the Corporation estimates additional probable loss by evaluating probability of default and loss severity, the factors that collectively impact the amount of loss inherent in the retail sector loans and leases.  Current factors impacting the probability of default such as lingering levels of elevated unemployment may not be fully reflected in updated credit scores or in existing levels of delinquency, causing historical default experience to be understated at the measurement date.  Rapidly changing real estate collateral values arising from illiquid markets, excess inventories in certain markets and high current loan-to value ratios resulting from property value depreciation since the date the loans were originated impact historical loss severity.  This additional probable loss is added to the amounts determined based on historical experience.  At September 30, 2010, this component of the allowance for loan and lease losses amounted to $432.2 million.

The second element reflects management’s recognition of the uncertainty and imprecision underlying the process of estimating losses.  From time to time, the Corporation has identified certain loans within certain industry segments that based on financial, payment or collateral performance, warrant closer ongoing monitoring by management.  The specific loans mentioned earlier are excluded from this analysis.  Based on management’s judgment, reserve ranges may be allocated to industry segments due to environmental conditions unique to the measurement period.  Consideration is given to both internal and external environmental factors such as economic conditions in certain geographic or industry segments of the portfolio, economic trends, risk profile, and portfolio composition.  Reserve ranges are then allocated using estimates of loss exposure that management has identified based on these economic trends or conditions.  At September 30, 2010, there was no allowance for loan and lease losses allocated to industry segments due to environmental conditions unique to the measurement period.

The Corporation has not materially changed any aspect of its overall approach in the determination of the allowance for loan and lease losses.  However, on an on-going basis the Corporation continues to refine the methods used in determining management’s best estimate of the allowance for loan and lease losses.

Based on the loss estimates discussed, management determined its best estimate of the required allowance for loans and leases.  Management’s evaluation of the factors previously described resulted in an allowance for loan and lease losses of $1,388.2 million or 3.49% of loans and leases outstanding at September 30, 2010.  The allowance for loan and lease losses was $1,516.8 million or 3.67% of loans and leases outstanding at June 30, 2010 and $1,480.5 million or 3.35% of loans and leases outstanding at December 31, 2009.  The provision for loan and lease losses amounted to $431.7 million in the third quarter of 2010 and $1,329.8 million in the nine months ended September 30, 2010.  The resulting provisions for loan and lease losses are the amounts required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.

Included in net charge-offs and the provision for loan and lease losses for the three and nine months ended  September 30, 2010 was the impact of bringing one credit relationship to final resolution. That credit relationship consisted of multiple geographically dispersed commercial real estate loans related to the hospitality/lodging industry.  In conjunction with that resolution, two commercial real estate loans aggregating $83.2 million were transferred from accruing renegotiated loans to nonperforming loans and $201.0 million was charged-off across all of the related commercial real estate loans based on a sale disposition strategy.  An additional provision for loan and lease losses of $86.3 million was recorded in the third quarter of 2010 for the shortfall over prior period reserved amounts that resulted from the valuation based on the sale disposition strategy.  The decrease in the allowance for loan and lease losses at September 30, 2010 compared to June 30, 2010 was primarily due to the utilization of prior period reserved amounts established for the hospitality/lodging loans charged off during the quarter.

Excluding the impact of the charge-offs and the provision for loan and lease losses associated with hospitality/lodging loans previously discussed, the decline in nonperforming loans for the fifth consecutive quarter, stable levels of  delinquencies, reduced levels of new loans going into nonperforming status and lower levels of net charge-offs have resulted in the lower provision for loan and lease losses this quarter compared to the provisions for loan and lease losses reported in any quarter of 2009.  The reported amount of the Corporation’s nonperforming loans and leases continue to be elevated, the improving economy remained fragile and unemployment levels continued to be volatile and elevated.  As demonstrated in 2008 and 2009, the credit environment and underlying collateral values can change rapidly.  Based on those considerations, the Corporation determined that the allowance for loan and lease losses in the third quarter of 2010 should remain consistent with the prior quarter. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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

The Federal and state taxing authorities periodically review the Corporation’s interpretation of Federal and state income tax laws and make assessments based on their determination of tax laws.  Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations.  The Corporation establishes tax liabilities or reduces tax assets for uncertain tax positions when, despite its belief that its tax return positions are appropriate and supportable under local tax law, the Corporation believes it may not succeed in realizing the tax benefit of certain positions if challenged.  In evaluating a tax position, the Corporation determines whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Corporation’s estimate of the ultimate tax liability contains assumptions based on past experiences, and judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by taxing jurisdictions.  The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  The Corporation evaluates these uncertain tax positions each quarter and adjusts the related tax liabilities or assets in light of changing facts and circumstances, such as the progress of a tax audit or the expiration of a statute of limitations.  The Corporation believes the estimates and assumptions used to support its evaluation of uncertain tax positions are reasonable.  The Corporation currently does not have any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months of September 30, 2010.

At September 30, 2010, the Corporation reported a net deferred tax asset of approximately $1.3 billion.  On an ongoing basis, management evaluates the deferred tax asset to determine if a valuation allowance is required.  The determination of whether a valuation allowance is required is based on available positive and negative evidence.  Based on its analysis of the evidence, the Corporation determined that no valuation allowance was required to be recorded against the Federal deferred tax asset at September 30, 2010.  The Corporation is in a 3-year cumulative loss position as of September 30, 2010 and is projecting a loss in 2010.  The cumulative losses were attributable to the significantly higher amount of credit losses associated with real estate loans and the goodwill impairment charge recorded in 2008.  This was considered as a significant piece of negative evidence.

The positive evidence the Corporation considered consisted of the following:  Despite the credit related losses, the Corporation’s pre-tax, pre-provision income has remained stable and provides the base of income that will allow the Corporation to utilize its net operating losses as the economy improves.

Pre-tax, pre-provision income is non-GAAP measure that the Corporation believes is useful in analyzing underlying performance trends.  This is the level of earnings adjusted to exclude the impact of the provision for loan and lease losses, which is excluded because its absolute level is elevated and volatile.  This financial measure is considered to be an important metric with which to supplement the analysis and evaluation of the Corporation’s results of operations and financial strength.

The following table reflects pretax, pre-provision income for each of the past three quarters and nine months of 2010:

Income Before Taxes and Provision for Loan and Lease Losses
(Pre-tax, Pre-provision Income)
($000's)

				Nine
	Three Months Ended			Months
				Ended
	March 31	June 30	Sept. 30	Sept. 30
	2010	2010	2010	2010

Income (loss) before income taxes	$(198,574)	$(251,661)	$(246,364)	$(696,599)
Add: Provision for loan and lease losses	458,112	439,899	431,744	$1,329,755
Total pre-tax, pre-provision income	$259,538	$188,238	$185,380	$633,156

Net operating losses have a 20 year carryforward life.  The Corporation forecasted sufficient taxable income during the carryforward period, exclusive of tax planning strategies, to utilize the net operating losses prior to expiration.  Projected taxable income was based on objectively verifiable evidence.  Under this method, certain losses which were considered “nonrecurring” were added back to the 2009 loss before income taxes.  Nonrecurring losses were determined to be primarily credit losses and related expenses associated with the Corporation’s construction and development loan portfolio, which the Corporation deemed to be appropriate given its strategy of minimizing this type of lending.  This loan type experienced the greatest amount of stress over the past two years.  The Corporation has significantly reduced its exposure to these types of loans through loan sales and charge-offs and minimized this type of lending.  Based on this analysis, the deferred tax asset and the net operating losses would be fully recovered well before expiration.  The Corporation considered this method to be conservative because the credit losses and related expenses for the Corporation’s other loan types were projected to continue in future periods at the 2009 levels which were considered to be elevated compared to historical experience.  The Corporation’s capital base was considered more than adequate to withstand the expected timeframe required to utilize the net operating losses.

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

Goodwill Impairment Tests

Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  A reporting unit is an operating segment or one level below an operating segment as defined by the Segment Reporting Topic of the Codification.  This first step is a screen for potential impairment.  The second step, if necessary, measures the amount of impairment, if any.  Goodwill is reviewed for impairment annually as of June 30th or more frequently if indicators of impairment exist.  Goodwill has been assigned to nine reporting units for purposes of impairment testing.

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

The income approach is based on discounted cash flows (“DCF”).  The key assumptions used to determine fair value under the income approach included the cash flows, terminal values based on a terminal growth rate and the discount rate.  Under the DCF method, forecasted cash flows were developed for each reporting unit by considering several key business drivers such as new business initiatives, client retention standards, market share changes, anticipated loan and deposit growth, historical performance, and industry and economic trends, among other considerations.  The long-term growth rate used in determining the terminal value of each reporting unit was estimated at 10% for the Trust reporting unit and 3% for all other reporting units based on the Corporation’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation.  Due to the current state of the economy, unemployment levels and the lending environment, significant judgment was required to estimate the duration of the economic recession and the period and strength of recovery, especially for the Commercial Banking, Private Banking and National Consumer Banking reporting units.  Discount rates were estimated based on a Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and in some cases, unsystematic risk and size premium adjustments specific to a particular reporting unit.  The risk-free rate was 3.9% at June 30, 2010 and was based on 20-year Treasury Bonds.  The discount rates used in the income approach for the nine reporting units evaluated at June 30, 2010 ranged from 11.5% to 17%.  Higher discount rates were used for banking-related segments and reporting units to account for the risk in the cash flow projections associated with the estimate of the duration of the economic recession and the period and strength of recovery.  An increase to the discount rate of 1% would have lowered the preliminary fair value determined under the income approach for the nine reporting units evaluated at June 30, 2010 by a range of $10.0 million to $160.0 million. Each reporting unit with excess shown in the table below would continue to have excess under the increased discount rate.

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
	$609.5

As a result of applying the first step of goodwill impairment testing to determine if potential goodwill impairment existed at June 30, 2010, Trust, Private Banking, and Brokerage, the three reporting units that comprise the Wealth Management segment, the Commercial Banking segment and the Capital Markets reporting unit “passed” (fair value exceeded the carrying amount) the first step of the goodwill impairment test on a preliminary basis. The National Consumer Banking reporting unit “failed” (the carrying amount exceeded the fair value) the first step of the goodwill impairment test at June 30, 2010 and was subjected to the second step of the goodwill impairment test.

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

The Corporation completed an evaluation of the second step of the process in order to determine if there is any goodwill impairment for the National Consumer Banking reporting unit.

The implied fair value of a reporting unit’s goodwill will generally increase if the fair value of its loans and leases are less than the carrying value of the reporting unit’s loans and leases.  The fair value of loans and leases was derived from discounted cash flow analysis as described in Note 3 – Fair Value Measurements in Notes to Financial Statements.

The stress and deterioration in the national real estate markets, liquidity stress and current economic conditions have depressed prices buyers and sellers are paying and receiving for bank-related assets, especially loans and leases.  The Corporation’s allocation of the fair values to the assets and liabilities assigned to the National Consumer Banking reporting unit was less than its reported carrying values.  As a result, the Corporation concluded that it was not required to recognize any goodwill impairment.

There have been no events since the annual test in 2010 to indicate that it is more likely than not that the recorded goodwill had become impaired.  That determination was made after considering numerous qualitative and quantitative factors.  Qualitative factors included the following:  (1) the Corporation has not observed any trends that would indicate a material loss of customers, deposits or unanticipated loss in loans; (2) the Corporation did not have a sustained, significant decline in common stock price during the three months ended September 30, 2010; (3) credit quality trends have improved since June 30, 2010, when the annual test was performed; and (4) pre-tax, pre-provision income, a non-GAAP measure currently being tracked closely in banking, was relatively stable in the third quarter of 2010, and the Corporation has not observed any trends that would indicate a material loss in pre-tax, pre-provision income.  Quantitatively, the Corporation updated the estimates of the fair value of the reporting units under the income approach using updated cash flow information derived from actual results, and updated forecasts and confirmed that the stabilized period cash flows used to determine the terminal value continued to be appropriate.

The results were that the Trust, Brokerage, Private Banking and Capital Markets reporting units and the Commercial Banking Segment continued to have significant excess fair value over book value.  The National Consumer reporting unit continued to show a deficiency which was consistent with the conclusions reached in the annual test.    For the National Consumer reporting unit, updated estimated fair values of loans and the updated estimated amount assigned to an unrecognized core deposit intangible were determined.  Based on those updated amounts the implied fair value of goodwill continued to be in excess over the allocated book value of goodwill.

Management expects the prevailing economic and difficult real estate market conditions will last through 2010 in many of the Corporation’s markets, resulting in a loss in 2010.  The Corporation’s pre-tax, pre-provision income was assumed to remain stable.  Credit related charges were assumed to gradually improve beginning in the second half of 2010 and be normalized by 2013.  Due to the current economic environment and the uncertainties regarding the impact on the Corporation’s reporting units, there can be no assurances that the Corporation’s estimates and assumptions regarding the duration of the economic recession, or the period or strength of recovery, made for purposes of the Corporation’s annual goodwill impairment test will prove to be accurate predictions of the future.  If the Corporation’s assumptions regarding credit quality trends, forecasted revenues or margin growth rates for certain reporting units are not achieved, the Corporation may be required to record additional goodwill impairment losses in future periods.  It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

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

This information is incorporated into a model that projects future net interest income levels in several different interest rate environments.  Earnings at risk are calculated by modeling net interest income in an environment where rates remain constant, and comparing this result to net interest income in a different rate environment, and then expressing this difference as a percentage of net interest income for the succeeding 12 months.  Since future interest rate moves are difficult to predict, the following table presents two potential scenarios—a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of September 30, 2010:

Hypothetical Change in Interest Rates	Annual Impact
100 basis point gradual rise in rates	0.3%
100 basis point gradual decline in rates	(2.1	) %

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

Equity Risk

In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk.  The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones.  These investments expose the Corporation to the change in equity values for the portfolio companies.  However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs.  At September 30, 2010, the carrying value of total private equity investments amounted to approximately $71.3 million.

At September 30, 2010, Wealth Management administered $129.3 billion in assets and directly managed $33.0 billion in assets.  Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances.  Quantification of this exposure is difficult due to the number of other variables affecting fee income.  Interest rate changes can also have an effect on fee income for the above-stated reasons.

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

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The Corporation has made material revisions to the Risk Factors set forth in Item 1A. Risk Factors of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended and restated in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010.  The amended and restated Risk Factors set forth below replace and supersede in their entirety the Risk Factors provided in the Corporation’s previous filings.

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

The Federal Reserve and the Office of the Comptroller of the Currency have issued policy statements generally requiring insured banks and bank holding companies only to pay dividends out of current operating earnings.  On February 24, 2009, the Federal Reserve released supervisory letter SR 09-4 (“SR 09-4”) to provide direction to bank holding companies on, among other things, the declaration and payment of dividends.  SR 09-4 states that, as a general matter, a bank holding company should inform the Federal Reserve and should eliminate, defer or significantly reduce its dividends if (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  It is possible that the Corporation will be required under SR 09-4 to eliminate the dividends on its common stock, the Senior Preferred Stock, or both.  In addition, the Corporation is currently required to obtain the prior approval of the Federal Reserve and the DFI to pay a cash dividend on its common stock.  There can be no assurance that the Corporation will be able to obtain such approvals.  The inability of the Corporation to continue to pay dividends on its common stock or on the Senior Preferred Stock could have a material adverse effect on the trading price of the Corporation’s securities.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table reflects the purchases of Marshall & Ilsley Corporation stock by the Corporation for the specified period:

			Total Number	Maximum Number
			of Shares	of Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased (1)	per Share	or Programs	or Programs
July 1 to July 31, 2010	7,451	$7.92	N/A	N/A
August 1 to August 31, 2010	21,898	7.04	N/A	N/A
September 1 to September 30, 2010	-	-	N/A	N/A
Total	29,349	$7.26	N/A

(1)	Includes shares purchased by rabbi trusts pursuant to nonqualified deferred compensation plans.

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

The Corporation’s Share Repurchase Program expired in April 2009 and was not reconfirmed.

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

November 2, 2010

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