Form 10-K
period 2010-12-31
MARSHALL & ILSLEY CORP
filed 2011-03-01
CIK 1399315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-33488

MARSHALL & ILSLEY CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	20-8995389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 North Water Street Milwaukee, Wisconsin	53202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (414) 765-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock - $1.00 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   X    No  __

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  __    No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No  __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X    No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):  Large accelerated filer   X    Accelerated filer ___   Non-accelerated filer ____   Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  __    No X

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2010 was approximately $3,741,704,000.  As of January 31, 2011, the number of shares of Common Stock outstanding was 530,119,395, and the number of shares of Senior Preferred Stock, Series B outstanding was 1,715,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information that will be provided in the Proxy Statement for the registrant’s 2011 Annual Meeting of Shareholders or by amendment to this Annual Report on Form 10-K not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2010.

MARSHALL & ILSLEY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

PAGE

PART I

ITEM 1.	BUSINESS	2

ITEM 1A.	RISK FACTORS	10

ITEM 1B.	UNRESOLVED STAFF COMMENTS	18

ITEM 2.	PROPERTIES	18

ITEM 3.	LEGAL PROCEEDINGS	18

ITEM 4.	RESERVED	19

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	23

ITEM 6.	SELECTED FINANCIAL DATA	25

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	85

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FOR YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008	87

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	174

ITEM 9A.	CONTROLS AND PROCEDURES	174

ITEM 9B.	OTHER INFORMATION	176

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	176

ITEM 11.	EXECUTIVE COMPENSATION	176

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	176

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	176

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	176

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	176

PART I

ITEM 1.                      BUSINESS

General

Marshall & Ilsley Corporation (“M&I” or the “Corporation”), a Wisconsin corporation, is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) and is certified as a financial holding company under the Gramm-Leach-Bliley Act.  As of December 31, 2010, M&I had consolidated total assets of approximately $50.8 billion and consolidated total deposits of approximately $38.3 billion, making M&I the largest bank holding company headquartered in Wisconsin.  The executive offices of M&I are located at 770 North Water Street, Milwaukee, Wisconsin 53202 (telephone number (414) 765-7700).  M&I’s principal assets are the stock of its bank and nonbank subsidiaries, which, as of February 15, 2011, consisted of four bank and trust subsidiaries and a number of companies engaged in businesses that the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) has determined to be closely-related or incidental to the business of banking.  M&I provides its subsidiaries with financial and managerial assistance in such areas as budgeting, tax planning, auditing, compliance, asset and liability management, investment administration and portfolio planning, business development, advertising and human resources management.

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

M&I provides banking services, which include lending to and accepting deposits from commercial and community banking customers, through its lead bank, M&I Marshall & Ilsley Bank (“M&I Bank”), and M&I Bank FSB, a federal savings bank subsidiary of M&I located in Las Vegas, Nevada.  M&I provides these services through branch offices of M&I’s subsidiary banks located throughout Wisconsin and Arizona, in western and central Florida, central Indiana, the metropolitan areas of Minneapolis, Minnesota, Kansas City, Missouri and St. Louis, Missouri, and Duluth, Minnesota, Belleville, Illinois, and Las Vegas, Nevada, and through the Internet.

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

Based on the way M&I organizes its business, M&I has four reportable segments:  Commercial Banking, Community Banking, Wealth Management and Treasury.  Each of these segments is described in detail below.  More information on M&I’s business segments is contained in Note 23 of the Notes to Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

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

Others

The Others segment includes a Capital Markets Division and a National Consumer Banking Division.  The Capital Markets Division provides a variety of products and services designed to address its customers’ risk management and investment needs.  These services include derivative solutions and investment services, currency conversion and foreign exchange services and risk management.  These services are provided primarily to corporate, business banking and financial institution clients.  The National Consumer Banking Division provides mortgage and home equity consumer lending, indirect automobile financing, and affinity banking services.

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

M&I makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and its insiders’ Section 16 reports, and any amendments to these reports, as soon as reasonably practicable after these materials are filed with or furnished to the Securities and Exchange Commission (the “SEC”).  In addition, certain documents relating to corporate governance matters are available on M&I’s website described above.  These documents include, among others, the following:

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

Pending Merger with BMO Financial Group

On December 17, 2010, the Corporation entered into a definitive merger agreement under which BMO Financial Group (“BMO” or “Bank of Montreal”) will acquire all outstanding shares of common stock of the Corporation in a stock-for-stock transaction.  Under the terms of the agreement, each outstanding share of the Corporation’s common stock will be exchanged for 0.1257 shares of BMO common stock upon closing.  The transaction is expected to close prior to July 31, 2011.  The transaction is subject to customary closing conditions, including regulatory approvals and approval  of the shareholders of M&I.

Acquisitions by M&I

M&I did not complete any acquisitions in 2010.  Information on M&I’s acquisitions in previous years can be found in Note 6 of the Notes to Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

Principal Sources of Revenue

The table below shows the amount and percentages of M&I’s total consolidated revenues resulting from interest and fees on loans and leases, interest on investment securities, and Wealth Management revenues, for each of the last three years ($ in thousands):

	Interest and Fees on Loans and Leases		Interest on Investment Securities		Wealth Management Revenues
Years Ended December 31,	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Total Revenues
2010	$1,959,087	64.4%	$203,728	6.7%	$280,368	9.2%	$3,043,150
2009	2,208,427	65.5	251,882	7.5	265,146	7.9	3,370,896
2008	2,926,334	72.8	339,804	8.5	282,182	7.0	4,018,140

M&I business segment information is contained in Note 23 of the Notes to Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

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

Employees

As of December 31, 2010, M&I and its subsidiaries employed, in the aggregate, 9,137 employees.  M&I considers employee relations to be excellent.  None of the employees of M&I or its subsidiaries are represented by a collective bargaining group.

Supervision and Regulation

As a registered bank holding company, M&I is subject to regulation and examination by the Federal Reserve Board under the BHCA.  As of February 15, 2011, M&I owned a total of four bank and trust subsidiaries, including two Wisconsin state banks, a federal savings bank and a national banking association.  M&I’s two Wisconsin state bank subsidiaries are subject to regulation and examination by the Wisconsin Department of Financial Institutions (the “DFI”), as well as by the Federal Reserve Board.  M&I’s federal savings bank subsidiary is subject to regulation and examination by the Office of Thrift Supervision (“OTS”).  M&I’s national bank, through which trust operations are conducted, is subject to regulation and examination by the Office of the Comptroller of the Currency.  In addition,  three of M&I’s four bank subsidiaries are subject to examination by the Federal Deposit Insurance Corporation (“FDIC”).

Under Federal Reserve Board policy, M&I is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each bank subsidiary in circumstances when it might not do so absent such requirements.  In addition, there are numerous federal and state laws and regulations which regulate the activities of M&I and its bank subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with officers, directors and affiliates, loan limits, consumer protection laws, privacy of financial information, predatory lending, mergers and acquisitions, issuances of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking.  Information regarding capital requirements for bank holding companies and tables reflecting M&I’s regulatory capital position at December 31, 2010 can be found in Note 17 of the Notes to Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

The federal regulatory agencies have broad power to take prompt corrective action if a depository institution fails to maintain certain capital levels.  In addition, a bank holding company’s controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association.  Current federal law provides that adequately capitalized and managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions.  Banks are permitted to create interstate branching networks in all states.  M&I Bank currently maintains interstate branches in Arizona, Florida, Indiana, Kansas, Minnesota and Missouri and an interstate branch in Illinois.

The laws and regulations to which M&I is subject are constantly under review by Congress, regulatory agencies and state legislatures.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010.  Since the Dodd-Frank Act calls for federal regulatory agencies to adopt almost 250 new rules and conduct more than 60 studies over the next several years in order to implement its provisions, the ultimate impact of the legislation on M&I will not be known for many months or years.  However, since many of the provisions apply to “systemically important” companies, including M&I, M&I will be subject to substantial new requirements and enhanced regulatory oversight.  Management expects the impact of the new requirements on M&I to be significant.

While the Dodd-Frank Act contains numerous provisions that will in some way affect M&I, key provisions of the Dodd-Frank Act that M&I believes will have the most significant potential impact on M&I, M&I Bank and its other subsidiaries in the near- and long-term include:

Changes in FDIC insurance.  The Dodd-Frank Act increases the FDIC’s minimum ratio of reserves to insured deposits and changes how deposit insurance premium assessments from the FDIC are calculated through provisions specifically designed to capture more deposit insurance premium income from the larger U.S. banks.  These provisions will likely lead to higher FDIC insurance premiums for M&I Bank for the foreseeable future.  The legislation also permanently increases federal deposit insurance coverage to $250,000.

Debit card transaction interchange fees.  The Dodd-Frank Act directs the Federal Reserve Board to issue rules to ensure that small businesses and other merchants are charged only an amount “reasonable and proportional” to the cost incurred by payment processors and issuers of debit cards.  These rules are likely to have a negative impact on M&I Bank’s debit card interchange fee income, though the extent of any such impact will not be known until the final rules are issued.

Restrictions on proprietary trading investments in private equity and hedge funds.  With certain exceptions, the Dodd-Frank Act prohibits insured depositary institutions and their parent holding companies (including M&I and its banking subsidiaries) from engaging in proprietary trading, except for limited purposes, and from sponsoring or owning equity interests in private equity and hedge funds, subject to several exemptions, including a de minimis exemption that permits a banking entity to make investments in funds that are sponsored by the banking entity in an aggregate amount not exceeding 3% of the bank’s Tier 1 capital.  M&I, M&I Bank and its other subsidiaries engage in only a de minimis amount of proprietary trading.  M&I is currently evaluating the effect that these new restrictions will have on its investments in private equity and hedge funds, but this portfolio is relatively small.  Furthermore, final regulations adopted by the Federal Reserve Board include a two-year conformance period following the effective date of the final regulations to wind down, sell or otherwise comply with these restrictions.  Banking entities may also apply for three one-year extensions and, subject to certain requirements, may petition the Federal Reserve Board for an additional extended period with respect to any “illiquid fund.”

Regulation of derivatives.  The Dodd-Frank Act imposes significant restrictions on the trading of derivatives, and provides for increased regulation by the SEC and the Commodities Futures Trading Commission of the over-the-counter derivative market.  The Dodd-Frank Act will require bank holding companies to spin off certain riskier derivative trading activities to separately capitalized affiliates, while continuing to authorize perceived lower-risk derivative activities by banks to the extent these activities qualify as risk mitigating activities directly related to the bank’s activities.  M&I does not currently expect these provisions to have a significant impact on its operations, though they may limit potential areas of expansion by M&I’s banking subsidiaries of their derivative activities, products and services.

Bank capital.  The Collins Amendment in the Dodd-Frank Act affects the capital requirements for commercial banks, and includes a phased-in exclusion of trust preferred securities as an element of Tier 1 capital for certain bank holding companies.  Bank holding companies, such as M&I, with total assets of $15 billion or more have three years to phase-out trust preferred securities from their Tier 1 capital, beginning January 1, 2013.  At December 31, 2010, M&I had $99.0 million in trust preferred securities outstanding.  Preferred stock issued to the United States Department of the Treasury (the “UST”) under the Capital Purchase Program is exempt from the Collins Amendment and is includible in Tier 1 capital for all bank holding companies during its entire term.

Minimum Leverage and Risk-Based Capital Requirements.  The Dodd-Frank Act mandates federal banking agencies to establish new minimum leverage and risk-based capital requirements for banks, bank holding companies, and “systemically important” non-banking companies.  These new requirements must be established within 18 months of the Dodd-Frank Act’s effective date. While the Dodd-Frank Act does not provide any specific guidance on what the new capital levels should be, the law does provide that the capital levels currently in place should serve as a floor for any new capital requirements.  Further, “systemically important companies,” including M&I, will be stress-tested at least annually by the Federal Reserve Board.  Accordingly, M&I expects that these new “prudential standards” and stress-testing exercises will lead to higher capital requirements in the future.  The new law further mandates regulators to adapt capital requirements as banks grow in size or engage in riskier activities, and codifies for the first time the requirement imposed by bank regulators that a bank holding company must serve as a “source of strength” or provider of funds to its subsidiary depository institutions, if deemed necessary by such regulators.

Consumer Financial Protection Bureau.  The Dodd-Frank Act establishes the Consumer Financial Protection Bureau (“CFPB”) as a new independent executive agency within the Federal Reserve Board, empowered with broad authority to regulate the offering and provision of consumer financial products and services.  The CFPB will have primary examination and enforcement authority over all insured banks with more than $10 billion in assets, including their affiliates, and will become the one central federal regulator with consolidated consumer protection authority for such banks.  The CFPB will have authority to require reports and conduct examinations of the largest depository institutions to assess compliance with federal consumer financial laws, to obtain information about activities and compliance systems, and to detect and assess risks to consumers and markets for consumer financial products and services.

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

Generally, M&I believes that its compliance costs and burdens will increase substantially as a result of the creation of the CFPB and the new rules it is expected to implement for consumer financial products and services.

Insurance for noninterest-bearing transaction accounts.  Under the Dodd-Frank Act, beginning December 31, 2010 (the termination date for the Transaction Account Guarantee Program (the “TAGP”), a component of the FDIC’s Temporary Liquidity Guarantee Program in which M&I was formerly a participant) and continuing through December 31, 2012, all funds held in noninterest-bearing transaction accounts will be fully guaranteed by the FDIC for the full amount of the account.  This unlimited insurance coverage was eliminated for Interest on Lawyer Trust Accounts and minimal interest-bearing NOW accounts, which were originally covered under TAGP.  However, subsequent to the enactment of the Dodd-Frank Act, Congress amended the Federal Deposit Insurance Act to include Interest on Lawyer Trust Accounts within the definition of “noninterest-bearing transaction accounts,” thereby granting such accounts unlimited insurance coverage by the FDIC from December 31, 2010 through December 31, 2012.

Corporate governance and executive compensation.  The Dodd-Frank Act contains a number of provisions relating to corporate governance and executive compensation practices and disclosure.  These include, among others, “say on pay,” which is a nonbinding shareholder vote on executive compensation; disclosure of so-called golden parachute arrangements; clawback provisions to recover erroneously awarded executive compensation; provisions relating to the independence and composition of compensation committees; and provisions requiring disclosure of the relationship between executive compensation and company performance, and the ratio of mean employee compensation to CEO compensation.  Pursuant to authority granted it under the Dodd-Frank Act, the SEC recently issued rules relating primarily to executive compensation matters.  A number of additional rules are to be adopted later in 2011.  M&I will take any necessary actions to comply with the applicable requirements as they take effect.

In 1999, Congress enacted the Gramm-Leach-Bliley Act (the “GLB Act”).  Among other things, the GLB Act repealed certain restrictions on affiliations between banks and securities firms.  The GLB Act also amended the BHCA to permit bank holding companies that qualify as “financial holding companies” to engage in a broad list of “financial activities,” and any non-financial activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is “complementary” to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system.  The GLB Act treats various lending, insurance underwriting, insurance company, portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities as financial in nature for this purpose.

Under the GLB Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management, and Community Reinvestment Act requirements.  M&I has registered as a financial holding company.

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

In October 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (the “EESA”).  Among other things, the EESA enabled the federal government to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions.  Under the EESA, the UST authorized a voluntary capital purchase program (“CPP”) to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate.

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

(7)
Information regarding the Corporation’s short-term borrowings, including amounts outstanding and weighted average interest rate for certain categories, can be found in Liquidity and Capital Resources which is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(8)	Nonaccrual, Past Due and Restructured Loans and Leases for each of the last five years is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(9)	Potential Problem Loans and Leases for the last two years can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

(12)	Return on Average Shareholders’ Equity, Return on Average Assets and other statistical ratios for each of the last five years can be found in Item 6, Selected Financial Data.

ITEM 1A.                      RISK FACTORS

The Corporation is subject to a number of risks that may adversely affect its financial condition and results of operations.  Many of these risks are outside of the Corporation's direct control.  In addition to the other information included or incorporated by reference into this report, readers should carefully consider the following important factors which, among others, could materially impact the Corporation's business, financial condition and results of operations.

Risks Related to the Corporation’s Pending Merger with BMO

On December 17, 2010, the Corporation entered into a definitive merger agreement under which BMO will acquire all outstanding shares of  the Corporation’s common stock in a stock-for-stock transaction.  There can be no assurance that the merger with BMO will be completed.  In connection with the pending merger, certain additional risks and uncertainties should also be considered, including, without limitation:

•
attrition of deposits and customers, operating costs and business disruption before and following the completion of the pending merger, including potential difficulties in maintaining relationships with employees, may be greater than expected;

•	the inability to obtain governmental approvals of the pending merger on the proposed terms and schedule; and

•	the failure of the Corporation’s shareholders to approve the pending merger and/or the failure of the parties to complete the merger on the proposed terms and schedule.

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

The Federal Reserve Board and the Office of the Comptroller of the Currency have issued policy statements generally requiring insured banks and bank holding companies only to pay dividends out of current operating earnings.  On February 24, 2009, the Federal Reserve Board released supervisory letter SR 09-4 (the “SR 09-4”) to provide direction to bank holding companies on, among other things, the declaration and payment of dividends.  SR 09-4 states that, as a general matter, a bank holding company should inform the Federal Reserve and should eliminate, defer or significantly reduce its dividends if (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  It is possible that the Corporation will determine or will be required under SR 09-4 to eliminate, defer or significantly reduce the dividends on its common stock, the Senior Preferred Stock, or both.  In addition, the Corporation is currently required to obtain the prior approvals of the Federal Reserve and the DFI to pay a cash dividend on its common stock.  There can be no assurance that the Corporation will be able to obtain such approvals in future quarters.  The inability of the Corporation to continue to pay dividends on its common stock or on the Senior Preferred Stock could have a material adverse effect on the trading price of the Corporation’s common stock and could have consequences under the Letter Agreement relating to the Corporation’s participation in the UST’s Capital Purchase Program.

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

Banking regulations require the Corporation to maintain adequate levels of capital, in order to support its operations and fund outstanding liabilities.  Furthermore, given current economic conditions, bank regulators expect banks to maintain capital levels well above statutory requirements.  Each of the Corporation’s subsidiary banks is required, or expected, to maintain specific capital levels.  If any of the subsidiary banks fails to maintain the required, or expected, capital levels, the subsidiary banks could be subject to various sanctions by federal regulators that could adversely impact the Corporation.  Such sanctions could potentially include, without limitation, the termination of deposit insurance by the FDIC, limitations on the subsidiary banks’ ability to pay dividends to the Corporation and the issuance of a capital directive by a federal regulatory authority requiring an increase in capital.

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

•
provisions designed to address perceived industry-wide deficiencies in the residential mortgage loan underwriting process, in part by creating new documentation requirements and underwriting criteria, and increasing the Corporation’s and its banking subsidiaries’ potential liability to their customers if they fail to take steps to ensure and document that each borrower has the capacity and ability to repay their loans;

•	increased regulatory oversight of our consumer lending functions through the establishment of the Consumer Financial Protection Bureau; and

•	increasingly strict rules for capital, leverage, liquidity, risk management and other requirements applicable to large bank holding companies.

In addition, certain provisions of the Dodd-Frank Act will restrict and/or prohibit the Corporation and/or M&I Bank from engaging in certain business activities, such as proprietary trading, private equity investments and certain hedging activities.  There can be no assurance that such restrictions and prohibitions will not have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

The Corporation’s stock price can fluctuate widely in response to a variety of factors, including the factors described elsewhere in these Risk Factors and the following additional factors:

•	actual or anticipated variations in the Corporation’s quarterly results;

•	changes or contemplated changes in government regulations;

•	unanticipated losses or gains due to unexpected events, including losses or gains on securities held for investment purposes;

•	credit quality ratings;

•	new technology or services offered by the Corporation’s competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Corporation or its competitors;

•	changes in accounting policies or practices;

•	failure to successfully integrate the Corporation’s acquisitions or realize anticipated benefits from the Corporation’s acquisitions; or

•	announcements or events that affect the price of shares of BMO common stock.

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

The Corporation’s success depends, in part, on its ability to adapt its products and services to evolving industry standards and to control expenses.  There is increasing pressure on financial services companies to provide products and services at lower prices.  This can reduce the Corporation’s net interest margin and revenues from its fee-

based products and services.  In addition, the Corporation’s success depends in part on its ability to generate significant levels of new business in its existing markets and in identifying and penetrating new markets.  Growth rates for card-based payment transactions and other product markets may not continue at recent levels.  Further, the widespread adoption of new technologies, including Internet-based services, could require the Corporation to make substantial expenditures to modify or adapt its existing products and services or render the Corporation’s existing products obsolete.  The Corporation may not successfully introduce new products and services, achieve market acceptance of its products and services, develop and maintain loyal customers and/or break into targeted markets.

The Corporation relies on dividends from its subsidiaries for most of its revenue, and the Corporation’s banking subsidiaries hold a significant portion of their assets indirectly.

The Corporation is a separate and distinct legal entity from its subsidiaries, and receives substantially all of its revenue from dividends from its subsidiaries.  These dividends are the principal source of funds to pay dividends on the Corporation’s common stock and interest on its debt.  The payment of dividends by a banking subsidiary is subject to federal law restrictions and to the laws of the subsidiary’s state of incorporation, and payment of dividends by M&I Bank is subject to prior approval of the Federal Reserve and the DFI, and with respect to M&I Bank FSB, the OTS.  In addition, a parent company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  Furthermore, the Company’s banking and federal savings bank subsidiaries hold a significant portion of their mortgage loan and investment portfolios indirectly through their ownership interests in direct and indirect subsidiaries.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, the Corporation may rely on information provided to it by customers and counterparties, including financial statements and other financial information.  The Corporation may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.  For example, in deciding whether to extend credit to a business, the Corporation may assume that the customer’s audited financial statements conform to generally accepted accounting principles ("GAAP") and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer.  The Corporation may also rely on the audit report covering those financial statements.  The Corporation’s financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or that are materially misleading.

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

The Corporation’s accounting policies and methods are fundamental to how the Corporation records and reports its financial condition and results of operations.  The Corporation’s management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with GAAP and reflect management’s judgment as to the most appropriate manner in which to record and report the Corporation’s financial condition and results of operations.  In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in the Corporation’s reporting materially different amounts than would have been reported under a different alternative.

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

The bodies that set accounting standards for public companies, including the Financial Accounting Standards Board (“FASB”), the SEC and others, periodically change or revise existing interpretations of the accounting and reporting standards that govern the way that the Corporation reports its financial condition and results of operations.  These changes can be difficult to predict and can materially impact the Corporation’s reported financial results.  In some cases, the Corporation could be required to apply a new or revised accounting standard, or a new or revised interpretation of an accounting standard, retroactively, which could have a negative impact on reported results or result in the restatement of the Corporation’s financial statements for prior periods.

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

Even if the Corporation’s share distribution otherwise qualifies as a tax-free distribution under Section 355 of the Internal Revenue Code, the distribution would result in significant U.S. federal income tax liabilities to Metavante Corporation’s successor entity if there is an acquisition of the Corporation’s common stock or the stock of Metavante Corporation’s successor entity as part of a plan or series of related transactions that includes the Corporation’s share distribution and that results in an acquisition of 50% or more of such stock.  In this situation, the Corporation may be required to indemnify Metavante Corporation’s successor entity under the terms of a tax allocation agreement related to the separation unless such taxes would not have been imposed but for specified acts of Metavante Corporation’s successor entity.  In addition, mutual indemnity obligations in the tax allocation agreement could discourage or prevent a third party from making a proposal to acquire the Corporation.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                      PROPERTIES

M&I and M&I Bank occupy offices on all or portions of 15 floors of a 21-story building located at 770 North Water Street, Milwaukee, Wisconsin.  M&I Bank owns the building and its adjacent 10-story parking lot and leases the remaining floors to a professional tenant.  In addition, various subsidiaries of M&I lease commercial office space in downtown Milwaukee office buildings near the 770 North Water Street facility.  M&I Bank also owns or leases various branch offices throughout Wisconsin, as well as 182 branch offices among the Phoenix and Tucson, Arizona metropolitan areas, the St. Louis metropolitan area, Kansas City and nearby communities, Florida’s west coast and Orlando, Florida, Minneapolis/St. Paul and Duluth, Minnesota, and central Indiana.  M&I Bank of Mayville, a special limited purpose subsidiary of M&I located in Mayville, Wisconsin, and M&I Bank FSB, a federal savings bank subsidiary of M&I located in Las Vegas, Nevada with one office in Milwaukee, Wisconsin, occupy modern facilities which are leased.

ITEM 3.                      LEGAL PROCEEDINGS

On December 17, 2010, the Corporation and BMO announced that they had entered into a definitive merger agreement under which BMO will acquire all outstanding shares of common stock of the Corporation in a stock-for-stock transaction which is referred to as the “pending merger”.

Eight putative class action complaints have been filed in the Circuit Court of Milwaukee County, Wisconsin against the Corporation, its directors, and BMO relating to the Corporation’s pending merger with BMO: Berens v. Marshall & Ilsley Corp., et al., Case No. 10CV021273; Ohlgart v. Marshall & Ilsley Corp., et al., Case No. 10CV021485; Sayeg v. Marshall & Ilsley Corp., et al., Case No. 10CV021622; Schindler v. Marshall & Ilsley Corp., et al., Case No. 10CV021528; Stadler v. Marshall & Ilsley Corp., et al., Case No. 10CV021676; Onwudebe v. Marshall & Ilsley Corp., et al., Case No. 10CV021742; Anthony v. Marshall & Ilsley Corp., et al., Case No. 11CV000338; and Drummond v. Marshall & Ilsley Corp., et al., Case No. 11CV000380.  Each of these complaints names the Corporation and the members of the Corporation’s board of directors as defendants and alleges that the Corporation’s directors breached their fiduciary duties to its shareholders.  Each of the complaints except the Onwudebe action also names BMO as a defendant and alleges that BMO aided and abetted the alleged breach of fiduciary duty.  In addition, the Anthony action names Gregory A. Smith, the Corporation’s Senior Vice President and Chief Financial Officer, as a defendant and alleges that Mr. Smith breached fiduciary duties to the Corporation’s shareholders.

Two putative class actions have been filed in the United States Court for the Eastern District of Wisconsin relating to the merger:  Fruchter v. Marshall & Ilsley Corp., et al., No. 10-cv-01157, and Folisi v. Marshall & Ilsley Corp., et al., No. 11-cv-00025.  These complaints allege that the Corporation and its directors breached fiduciary duties to the Corporation’s shareholders and that BMO aided and abetted such breaches.

All ten lawsuits seek, among other things, to enjoin completion of the merger and an award of costs and attorneys’ fees.  Certain of the actions also seek the imposition of a constructive trust for benefits allegedly improperly received by the defendants and/or an accounting of damages sustained as a result of the alleged breaches of fiduciary duty.  The state court actions were consolidated on February 11, 2011 by stipulation of the parties to these actions.  The stipulation and proposed order of consolidation is pending approval by the Wisconsin state court.

At this early stage of the state court lawsuits, it is not possible for management of the Corporation to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. The Corporation intends to vigorously defend the state court lawsuits.

In April 2010, two substantially identical putative class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin against the Corporation, the M&I Retirement Plan Investment Committee, and certain of the Corporation’s officers and directors. The lawsuits were purportedly filed on behalf of M&I Retirement Program, three other retirement savings plans and a class of former and current participants in those plans, relating to the holdings of Corporation common stock during the period from November 10, 2006 to December 17, 2009. The complaints, which were consolidated into a single complaint in July 2010, allege breaches of fiduciary duties in violation of the Employee Retirement Income Security Act (ERISA) relating to Corporation common stock being offered as an investment alternative for participants in the retirement plans and seek monetary damages. At this early stage of the lawsuit, it is not possible for management of the Corporation to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. The Corporation intends to vigorously defend this lawsuit.

In June 2010, M&I Bank was named as a defendant in a putative class action alleging that M&I Bank’s posting of debit card transactions is a breach of the implied obligation of good faith and fair dealing, is a breach of the Wisconsin Consumer Act, is unconscionable, constitutes conversion, and unjustly enriches the Corporation. The plaintiffs allege that the daily high to low postings of debit card entries, rather than chronological postings, results in excessive overdraft fees. The plaintiffs seek to represent a nationwide class for all of the claims except that involving the Wisconsin Consumer Act, for which it seeks to represent a class of Wisconsin customers of M&I Bank. The lawsuit, while initially filed in the United States District Court for the Middle District of Florida, has been transferred for pretrial purposes in a multi-district litigation (“MDL”) proceeding in the Southern District of Florida, in which numerous other putative class actions against financial institutions asserting similar claims are pending. The consolidation in the MDL is for pre-trial discovery and motion proceedings. The Corporation has filed a motion to compel the plaintiffs to arbitrate the dispute.  This motion is pending.  At this early stage of the lawsuit, it is not possible for management of the Corporation to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. M&I Bank intends to vigorously defend this lawsuit.

ITEM 4.                      RESERVED

Executive Officers of the Marshall & Ilsley Corporation
(Ages as of March 1, 2011)

Name of Officer	Office
Richard C. Becker Age 59
Senior Vice President since October 2010 of Marshall & Ilsley Corporation; Executive Vice President since October 2010, and Senior Vice President from January 2008 to October 2010 of M&I Marshall & Ilsley Bank.

Ann M. Benschoter Age 53
Senior Vice President since December 2008 of Marshall & Ilsley Corporation; Executive Vice President since December 2008, Senior Vice President since December 2001, and Vice President since August 1998 of M&I Marshall & Ilsley Bank; Director and Vice President of SWB Holdings, Inc.; Director, Marshall & Ilsley Trust Company National Association, M&I Bank of Mayville, M&I Equipment Finance Company, M&I Business Credit, LLC, M&I Private Equity Group II, LLC, and Water Street Land, LLC.

Walt A. Buckhanan Age 49
Vice President and Director of Corporate Diversity since December 2007 of Marshall & Ilsley Corporation; Senior Vice President from April 2008, Vice President of Diversity and Inclusion Management from 2004 to 2007, Vice President and Strategic Sales Manager from February 2003 to 2004 of M&I Marshall & Ilsley Bank.

Patricia M. Cadorin Age 57
Vice President since June 2001 and Director of Corporate Communications since July 2002 of Marshall & Ilsley Corporation; Senior Vice President of M&I Marshall & Ilsley Bank since June 2005; and Vice President of M&I Foundation.

Bradley D. Chapin Age 50
Senior Vice President since October 2010 of Marshall & Ilsley Corporation; Executive Vice President since October 2010, Senior Vice President from April 2010 to October 2010 and Vice President/Regional President from January 2005 to April 2010 of M&I Marshall & Ilsley Bank.

Ryan R. Deneen Age 46
Senior Vice President, Director of Corporate Tax of Marshall & Ilsley Corporation since December 2003; Director and President of M&I Business Credit Holdings, Inc., Manager of M&I MEDC Fund, LLC, Director, Vice President and Treasurer of Milease, LLC, President and Secretary of M&I Marshall & Ilsley Holdings II, Inc.

Thomas R. Ellis Age 53
Executive Vice President since October 2010, Senior Vice President from February 2005 to October 2010 of Marshall & Ilsley Corporation; President since October 2010, Executive Vice President from February 2005 to October 2010, Senior Vice President from 1998 to February 2005 of M&I Marshall & Ilsley Bank; Director of Marshall & Ilsley Trust Company National Association, M&I Equipment Finance Company, M&I Financial Advisors, Inc. and M&I Insurance Services, Inc.

Randall J. Erickson Age 51
Senior Vice President, General Counsel since June 2002, Chief Administrative Officer since April 2007, and Corporate Secretary from June 2002 to April 2007 of Marshall & Ilsley Corporation; General Counsel since June 2002, and Corporate Secretary from June 2002 to April 2007 of M&I Marshall & Ilsley Bank; Director, Vice President and Treasurer of M&I Private Equity Group LLC; Director, Vice President and Secretary of M&I Ventures, L.L.C. and TCH MI Holding Company, Inc.; Director of M&I Bank FSB, M&I Community Development Corporation, M&I Investment Partners Management, LLC; Director and Secretary of M&I Private Equity Group II, LLC; Director and Vice President of SWB Holdings, Inc.; Successor Administrator of Gold Banc Trust III, Gold Banc Trust IV, Gold Banc Trust V, Trustcorp Statutory Trust I, EBC Statutory Trust I, EBC Statutory Trust II and First Indiana Capital Statutory Trust II.  Also a director of Renaissance Learning Inc. (Nasdaq:  RLRN), a provider of computer-based assessment technology for K-12 schools.

Name of Officer	Office
Mark F. Furlong Age 53
Chairman of the Board since October 2010; Chief Executive Officer since April 2007, President since April 2005, Executive Vice President from January 2002 to April 2005, Senior Vice President from April 2001 to January 2002, and Chief Financial Officer from February 2007 to June 2007 and April 2001 to October 2004 of the Company; Chairman of the Board since December 2009, Director since July 2004, Chief Executive Officer since April 2007, and President from July 2004 to October 2010 of M&I Marshall & Ilsley Bank; Director and Vice President of M&I Private Equity Group LLC; Director, Vice President and Treasurer of M&I Ventures L.L.C.;  Director of Marshall & Ilsley Trust Company National Association and Milease, LLC.  Also a director of Kforce Inc., a professional staffing firm, Wisconsin Manufacturers & Commerce, Greater Milwaukee Committee, Metropolitan Milwaukee Association of Commerce, United Performing Arts Fund and Junior Achievement of Wisconsin.  A Director since April 2006.

Patricia R. Justiliano Age 60
Senior Vice President since 1994 and Corporate Controller since April 1989, Vice President from 1986 to 1994 of Marshall & Ilsley Corporation; Senior Vice President since April 2006, Vice President from January 1999 to April 2006, Controller since September 1998 of M&I Marshall & Ilsley Bank; Director, President and Treasurer of M&I Marshall & Ilsley Holdings, Inc., M&I Marshall & Ilsley Investment II Corporation, M&I Zion Investment II Corporation, M&I Zion Holdings. Inc. and SWB of St. Louis Holdings, Inc.; Director and President of M&I Marshall & Ilsley Regional Holdings, Inc.; Director and Treasurer of M&I Mortgage Reinsurance Corporation; Director of M&I Bank FSB, M&I Bank of Mayville, M&I Marshall & Ilsley Investment Corporation, M&I Servicing Corp., M&I Zion Investment Corporation, M&I Custody of Nevada, Inc. and Louisville Realty Corporation; Vice President and Treasurer of TCH MI Holding Company, Inc.; Manager of SWB of St. Louis Holdings I, LLC and SWB of St. Louis Holdings II, LLC; and Trustee of SWB Investment II Corporation.

Beth D. Knickerbocker Age 44	Senior Vice President, Chief Risk Officer since January 2005, Vice President, Senior Compliance Counsel from May 2004 to January 2005 of Marshall & Ilsley Corporation.
Kenneth C. Krei Age 61
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

Thomas J. O’Neill Age 50
Senior Vice President since April 1997 of Marshall & Ilsley Corporation; Executive Vice President since 2000, Senior Vice President from 1997 to 2000, Vice President from 1991 to 1997 of M&I Marshall & Ilsley Bank; Chairman, Director and Chief Executive Officer of M&I Bank FSB; Director and President of M&I Mortgage Reinsurance Corporation; Director and Vice President of M&I Community Development Corporation and M&I Realty Advisors, Inc.; Director of M&I Bank of Mayville, M&I Dealer Finance, Inc., Regional Holding Company, Inc. and Louisville Realty Corporation; and Manager of M&I MEDC Fund, LLC.

Paul J. Renard Age 50
Senior Vice President, Director of Human Resources since 2000, Vice President and Manager since 1994 of Marshall & Ilsley Corporation; Senior Vice President of M&I Marshall & Ilsley Bank; and Vice President and Assistant Secretary of TCH MI Holding Company, Inc.

Name of Officer	Office
John L. Roberts Age 58
Senior Vice President of Marshall & Ilsley Corporation since 1994; Executive Vice President since 2009; Senior Vice President since 1994, Vice President and Controller from 1986 to 1995 of M&I Marshall & Ilsley Bank; Director of M&I Bank FSB; Director and President of M&I Bank of Mayville, Chairman, Director and President of Northern-NVSL, LLC, Speedway-HVSL, LLC and Water Street Land, LLC.

Thomas A. Root Age 54
Senior Vice President since 1998, Audit Director since May 1996, Vice President from 1991 to 1998 of Marshall & Ilsley Corporation; Senior Vice President since April 2006, Vice President since 1993 and Audit Director since 1999 of M&I Marshall & Ilsley Bank.

Gregory A. Smith Age 47
Senior Vice President and Chief Financial Officer of Marshall & Ilsley Corporation since June 2006; Chief Financial Officer of M&I Marshall & Ilsley Bank since June 2006; Director and President of TCH MI Holding Company, Inc.; Director of M&I Insurance Services, Inc., Marshall & Ilsley Trust Company National Association, M&I Financial Advisors, Inc., and Milease, LLC; Chief Financial Officer of M&I Bank of Mayville and M&I Bank FSB; Managing Director, Investment Banking, Credit Suisse from October 2004 to June 2006.

Michael C. Smith Age 52
Senior Vice President and Corporate Treasurer of Marshall & Ilsley Corporation, since March 2006; Senior Vice President since April 2006 of M&I Marshall & Ilsley Bank; Director of M&I Community Development Corporation, M&I Bank FSB, M&I Custody of Nevada, Inc., M&I Servicing Corp, M&I Marshall & Ilsley Investment Corporation, M&I Marshall & Ilsley Investment II Corporation, M&I Marshall & Ilsley Holdings, Inc., M&I Zion Holdings, Inc., M&I Zion Investment Corporation, M&I Zion Investment II Corporation, SWB of St. Louis Holdings, Inc., and M&I Marshall & Ilsley Regional Holdings, Inc.; Manager of SWB of St. Louis Holdings I, LLC and SWB of St. Louis Holdings II, LLC; Trustee of SWB Investment II Corporation; Successor Administrator of Gold Banc Trust III, Gold Bank IV, Gold Banc V, Trustcorp Statutory Trust I, EBC Statutory Trust I, EBC Statutory Trust II, and First Indiana Capital Statutory Trust II; Treasurer, AIG Consumer Finance Group from May 2001 to February 2006.

Ronald E. Smith Age 64
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

A discussion of the regulatory restrictions on the payment of dividends can be found under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 17 in Item 8, Consolidated Financial Statements and Supplementary Data.

Holders of Common Equity

There were approximately 13,564 record holders of the Corporation’s common stock as of December 31, 2010.

Shares Purchased

The following table reflects M&I’s purchases of its common stock for the specified period:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2010	10,249	$6.94	N/A	N/A
November 1 to November 30, 2010	6,783	$7.15	N/A	N/A
December 1 to December 31, 2010	17,642	$6.00	N/A	N/A

______________

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

Equity Compensation Plan Information

Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)(3)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column) (3) (4)
Equity compensation plans approved by security holders	31,465,142	$25.07	19,800,247
Equity compensation plans not approved by security holders (5)	—	—	—
Total	31,465,142	$25.07	19,800,247

_______________

(1)
The table does not include information regarding the following plans:  the Company’s Dividend Reinvestment and Cash Investment Plan; and the M&I Retirement Program (an employee benefit plan intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended).

(2)
Includes 30,365,007 shares to be issued upon exercise of outstanding options under all of the Company’s stock option plans.  This includes 94,102 shares to be issued upon exercise of outstanding options under plans assumed by the Company in mergers.  The weighted-average exercise price of outstanding options granted under plans assumed in mergers as of December 31, 2010 was $18.94.  There will be no further grants under these assumed plans.  Also includes 1,100,135 shares held in the Directors Deferred Compensation Plan.  These shares were not included in computing the weighted average exercise price.  Under the Directors Deferred Compensation Plan, directors may elect to defer all or a portion of their directors’ fees into one of two accounts:  (i) a cash account, earning interest at a rate equal to that earned on U.S. Treasury Bills with maturities of 13 weeks, or (ii) a Common Stock account in which shares are purchased on the open market and held in trust until the director’s retirement.

(3)
Does not include 1,638,903 units available for issuance under the LTIP (not including additional units credited to the accounts of participants in lieu of the payment of cash dividends).  See the description of the LTIP in the narrative under “Executive Compensation—Compensation Discussion and Analysis—Elements of Executive Compensation” in this Proxy Statement.  Any payout obligations under the LTIP must be satisfied in cash, in an amount equal to the fair market value of the number of shares represented by the units.  Also does not include 740,725 shares held in the Executive Deferred Compensation Plan.  Under the Executive Deferred Compensation Plan, participants had the ability to elect to defer the receipt of restricted shares.

(4)
Includes 407,845 shares available for issuance under the 2003 Executive Stock Option and Restricted Stock Plan; 5,925,157 shares available for issuance under the 2006 Equity Incentive Plan; 12,273 shares available under the 2009 Equity Incentive Plan; and 13,454,972 shares available under the 2010 Equity Compensation Plan.

(5)	All of the Company’s existing equity compensation plans have been approved by shareholders.

ITEM 6.                      SELECTED FINANCIAL DATA

Consolidated Summary of Earnings
($000’s except share data)

Years Ended December 31,
2010	2009	2008	2007	2006
Interest and Fee Income
Loans and leases	$1,959,087	$2,208,427	$2,926,334	$3,243,109	$2,856,043
Investment securities:
Taxable	168,104	207,235	286,054	311,837	277,938
Exempt from federal income taxes	35,624	44,647	53,750	59,237	61,769
Trading securities	686	3,696	2,530	1,012	614
Short-term investments	4,677	3,888	9,026	18,001	14,707
Loan to Metavante	—	—	—	35,969	43,163
Total interest and fee income	2,168,178	2,467,893	3,277,694	3,669,165	3,254,234

Interest Expense
Deposits	405,772	535,426	902,944	1,231,252	1,083,392
Short-term borrowings	6,310	9,550	139,627	236,671	186,746
Long-term borrowings	198,825	340,308	454,413	585,025	476,540
Total interest expense	610,907	885,284	1,496,984	2,052,948	1,746,678
Net interest income	1,557,271	1,582,609	1,780,710	1,616,217	1,507,556
Provision for loan and lease losses	1,758,888	2,314,649	2,037,707	319,760	50,551
Net interest income (loss) after provision for loan and lease losses	(201,617)	(732,040)	(256,997)	1,296,457	1,457,005

Other Income
Wealth management	280,368	265,146	282,182	262,835	221,554
Net investment securities gains	99,816	121,789	17,229	34,814	9,701
Other	494,788	516,068	441,035	429,949	348,878
Total other income	874,972	903,003	740,446	727,598	580,133

Other Expense
Salaries and employee benefits	713,658	690,818	723,245	659,871	613,394
Goodwill impairment	—	—	1,535,144	—	—
Other	859,191	874,417	727,178	650,709	463,328
Total other expense	1,572,849	1,565,235	2,985,567	1,310,580	1,076,722
Income (loss) before income taxes	(899,494)	(1,394,272)	(2,502,118)	713,475	960,416
Provision (benefit) for income taxes	(385,059)	(637,233)	(459,525)	213,641	307,435
Income (loss) from continuing operations including noncontrolling interests	(514,435)	(757,039)	(2,042,593)	499,834	652,981
Less: Net income attributable to noncontrolling interests	(1,436)	(1,578)	(869)	(2,895)	(5,267)
Income (loss) from continuing operations	(515,871)	(758,617)	(2,043,462)	496,939	647,714
Income from discontinued operations, net of tax	—	—	—	653,997	160,124
Net Income (Loss) Attributable to Marshall & Ilsley Corporation	$(515,871)	$(758,617)	$(2,043,462)	$1,150,936	$807,838
Preferred dividends	(101,068)	(100,164)	(12,737)	—	—
Net Income (Loss) Attributable to Marshall & Ilsley Corporation Common Shareholders	$(616,939)	$(858,781)	$(2,056,199)	$1,150,936	$807,838

Per Share Attributable to Marshall & Ilsley Corporation Common Shareholders
Basic:
Continuing Operations	$(1.18)	$(2.46)	$(7.92)	$1.91	$2.60
Discontinued operations	—	—	—	2.51	0.64
Net Income (Loss)	$(1.18)	$(2.46)	$(7.92)	$4.42	$3.24
Diluted:
Continuing Operations	$(1.18)	$(2.46)	$(7.92)	$1.87	$2.54
Discontinued operations	—	—	—	2.47	0.63
Net Income (Loss)	$(1.18)	$(2.46)	$(7.92)	$4.34	$3.17

Other Significant Data:
Return on Average Marshall & Ilsley Corporation Shareholders’ Equity	n.m.	%	n.m.	%	n.m.	%	17.23%	14.42%
Return on Average Assets	n.m.	n.m.	n.m.	1.98	1.53
Common Dividend Declared	$0.04	$0.04	$1.27	$1.20	$1.05
Dividend Payout Ratio	n.m.	%	n.m.	%	n.m.	%	27.65%	33.12%
Average Equity* to Average Assets Ratio	12.51	10.96	11.03	11.55	10.76
Ratio of Earnings to Fixed Charges**
Excluding Interest on Deposits	n.m.	x	n.m.	x	n.m.	x	1.85	x	2.42	x
Including Interest on Deposits	n.m.	x	n.m.	x	n.m.	x	1.34	x	1.54	x
______________
*  Includes preferred equity and noncontrolling interest in subsidiaries.
**  See Exhibit 12 for detailed computation of these ratios.

Consolidated Average Balance Sheets
($000’s except share data)

	Years Ended December 31,
	2010	2009	2008	2007	2006
Assets:
Cash and due from banks	$670,108	$761,199	$897,709	$1,005,362	$974,120

Trading assets	285,518	418,056	197,237	56,580	45,559
Short-term investments	1,805,266	1,330,360	427,147	352,235	297,859
Investment securities:
Taxable	5,964,953	5,916,658	6,454,016	6,208,495	5,664,199
Tax Exempt	873,710	1,022,499	1,158,185	1,287,066	1,303,872
Total investment securities	6,838,663	6,939,157	7,612,201	7,495,561	6,968,071

Loan to Metavante	—	—	—	817,885	982,000

Loans and Leases:
Commercial	11,767,250	13,878,063	14,841,714	12,672,367	11,175,436
Real estate	26,879,471	31,117,184	32,410,830	28,865,495	25,808,422
Personal	2,048,844	2,090,286	1,732,247	1,416,411	1,478,816
Lease financing	552,721	690,269	722,289	695,756	661,466
Total loans and leases	41,248,286	47,775,802	49,707,080	43,650,029	39,124,140
Allowance for loan and lease losses	(1,486,589)	(1,356,675)	(877,730)	(448,222)	(406,390)
Net loans and leases	39,761,697	46,419,127	48,829,350	43,201,807	38,717,750

Premises and equipment, net	552,975	571,146	528,846	458,819	415,150
Accrued interest and other assets	4,514,709	3,823,481	4,637,427	3,555,545	2,927,220
Total assets of continuing operations	54,428,936	60,262,526	63,129,917	56,943,794	51,327,729
Assets of discontinued operations	—	—	—	1,265,833	1,323,369
Total Assets	$54,428,936	$60,262,526	$63,129,917	$58,209,627	$52,651,098

Liabilities and Equity:
Deposits:
Noninterest bearing	$7,861,893	$7,429,499	$5,857,485	$5,469,774	$5,361,014
Interest bearing:
Savings and NOW	6,042,380	4,946,671	3,248,955	2,904,953	3,031,503
Money market	13,712,105	10,462,750	11,015,942	10,473,079	8,297,189
Time	12,325,786	17,212,532	16,392,293	12,292,832	12,603,081
Foreign	216,549	563,852	2,759,868	2,928,259	2,843,649
Total interest bearing deposits	32,296,820	33,185,805	33,417,058	28,599,123	26,775,422
Total deposits	40,158,713	40,615,304	39,274,543	34,068,897	32,136,436
Short-term borrowings	751,563	3,316,810	6,163,488	4,693,890	3,637,634
Long-term borrowings	5,662,125	8,676,229	9,749,118	11,533,685	10,070,881
Accrued expenses and other liabilities	1,046,453	1,046,502	981,108	1,041,522	976,113
Liabilities of discontinued operations	—	—	—	149,723	162,899
Total Liabilities	47,618,854	53,654,845	56,168,257	51,487,717	46,983,963

Equity
Marshall & Ilsley Corporation shareholders’ equity	6,799,162	6,596,997	6,951,712	6,680,464	5,600,906
Noncontrolling interest in subsidiaries	10,920	10,684	9,948	41,446	66,229
Total Equity	6,810,082	6,607,681	6,961,660	6,721,910	5,667,135
Total Liabilities and Equity	$54,428,936	$60,262,526	$63,129,917	$58,209,627	$52,651,098

Other Significant Data:
Book Value Per Common Share at Year End	$8.89	$10.21	$17.58	$26.86	$24.24
Average Common Shares Outstanding	527,447,541	349,634,959	260,272,334	260,906,330	249,723,333

Credit Quality Ratios:
Net Loan and Lease Charge-offs to Average Loans and Leases	4.49%	4.26%	2.74%	0.59%	0.10%
Total Nonperforming Loans and Leases and OREO to End of Period Loans and Leases and OREO	5.11	5.54	3.67	1.73	0.69
Allowance for Loan and Lease Losses to End of Period Loans and Leases	3.75	3.35	2.41	1.07	1.00
Allowance for Loan and Lease Losses to Total Nonperforming Loans and Leases*	90	75	82	72	159

______________

* Excludes nonaccrual loans held for sale.

Types of Loans and Leases

M&I’s consolidated loans and leases, including loans held for sale, classified by type, at December 31 of each year are ($ in thousands):

	2010	2009	2008	2007	2006
Commercial, financial and agricultural	$11,196,883	$12,475,628	$14,880,153	$13,793,257	$12,048,190
Real estate:
Construction	1,436,118	3,122,216	6,091,501	6,691,716	6,088,206
Mortgage:
Commercial	13,093,460	14,488,239	13,371,288	12,002,162	10,965,607
Residential	9,627,493	11,257,814	12,937,934	11,518,406	10,670,840
Total mortgage	22,720,953	25,746,053	26,309,222	23,520,568	21,636,447
Total real estate	24,157,071	28,868,269	32,400,723	30,212,284	27,724,653
Personal	1,142,345	2,258,282	1,929,374	1,560,573	1,458,628
Lease financing	503,058	615,447	774,294	730,144	703,580
Total loans and leases	36,999,357	44,217,626	49,984,544	46,296,258	41,935,051
Less: loans held for sale	138,213	214,159	220,391	131,873	300,677
Portfolio loans and leases	36,861,144	44,003,467	49,764,153	46,164,385	41,634,374
Allowance for loan and lease losses	(1,387,575)	(1,480,470)	(1,202,167)	(496,191)	(420,610)
Net loans and leases	$35,473,569	$42,522,997	$48,561,986	$45,668,194	$41,213,764

Loan Balances and Maturities

The analysis of selected loan maturities at December 31, 2010 and the rate structure for the categories indicated are ($ in thousands):

	Maturity				Rate Structure of Loans and Leases Due After One Year
	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total	With Pre- determined Rate	With Floating Rate	Total
Commercial, financial and agricultural	$7,247,064	$3,735,318	$214,501	$11,196,883	$1,122,450	$2,827,369	$3,949,819
Real estate – construction	1,010,328	425,790	—	1,436,118	39,184	386,606	425,790

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

Investment Securities

The amortized cost of M&I’s consolidated available for sale and held to maturity investment securities at December 31 of each year are ($ in thousands):

	2010	2009	2008
U.S. treasury	$2,104	$7,335	$1,283
U.S. government agencies	5,479,691	5,291,115	5,663,664
States and political subdivisions	839,173	933,814	1,111,192
Residential mortgage backed securities	149	221,819	175,740
Other	360,264	348,887	464,405
Total	$6,681,381	$6,802,970	$7,416,284

The maturities, at amortized cost, and weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 35% tax rate) of investment securities at December 31, 2010 are ($ in thousands):

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. treasury	$1,104	1.18%	$1,000	1.47%	$—	—%	$—	—%	$2,104	1.32%
U.S. government agencies	148,927	4.04	4,007,180	2.32	1,320,502	3.01	3,082	5.82	5,479,691	2.53
States and political subdivisions	23,401	6.80	124,501	6.07	325,547	6.03	365,724	5.81	839,173	5.96
Residential mortgage backed securities	—	—	149	8.97	—	—	—	—	149	8.97
Other	14,627	n.m.	47,919	n.m.	35,845	n.m.	261,873	n.m.	360,264	n.m.
Total	$188,059	4.06%	$4,180,749	2.42%	$1,681,894	3.53%	$630,679	3.83%	$6,681,381	2.87%

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and accompanying notes included elsewhere in this annual report.

On December 17, 2010, the Corporation and BMO Financial Group (“BMO” or “Bank of Montreal”) announced that they had entered into a definitive merger agreement (the “agreement”) under which BMO will acquire all outstanding shares of common stock of the Corporation in a stock-for-stock transaction.  The transaction, which has been approved by the Corporation’s Board of Directors and the Board of Directors of BMO, is expected to close prior to July 31, 2011 subject to customary closing conditions, including regulatory approvals and approval by the Corporation’s shareholders.

Under the terms of the agreement, each outstanding share of the Corporation’s common stock will be exchanged for 0.1257 shares of common stock of Bank of Montreal upon closing.  Based on the closing share price of Bank of Montreal on the Toronto Stock Exchange of C$62.05 on December 16, 2010, the transaction values each share of the Corporation at US$7.75, or an aggregate amount of approximately US$4.1 billion in Bank of Montreal common shares.

As part of the agreement, BMO will purchase the Corporation’s Senior Preferred Stock, Series B (the “Senior Preferred Stock”) issued to the United States Department of Treasury (the “UST”) in the fourth quarter of 2008 under the UST’s Capital Purchase Program (the “CPP”) at par plus accrued interest , with full repayment to the UST immediately prior to closing.  The Corporation’s existing stock purchase warrant held by the UST will also be purchased by BMO.

In connection with the agreement, the Corporation issued to BMO an option, exercisable under certain circumstances, to purchase up to 19.7% of the Corporation’s common stock.

The Corporation’s financial results for the years ended December 31, 2010, 2009 and 2008 were significantly impacted by the condition of the U.S. economy and weakened real estate markets.  The recessionary economy beginning in 2008, high unemployment levels and a decline in commercial and residential real estate values lead to an increase in loan delinquencies, charge-offs, and higher levels of nonperforming loans and leases in the Corporation’s loan portfolio.  The Corporation’s strong capital and liquidity base has provided a solid foundation during these economic downturns. The Corporation’s loan and lease portfolio credit quality trends continued to improve in 2010 even though the pace and growth of the economic recovery was slow and unemployment levels remained elevated.

2010 compared to 2009

For the year ended December 31, 2010, the net loss attributable to the Corporation’s common shareholders (“net loss”) amounted to $616.9 million or $1.18 per diluted common share compared to a net loss of $858.8 million or $2.46 per diluted common share for the year ended December 31, 2009.

The net loss for the years ended December 31, 2010 and December 31, 2009 included $101.1 million and $100.2 million, or $0.20 and $0.28 per diluted common share, respectively, for dividends on the Senior Preferred Stock.

Financial performance in 2010 compared to 2009 based on diluted earnings per share is affected by the number of average common shares used to determine earnings per share.  Average common shares increased 176.1 million or 50.5% in 2010 compared to 2009.  The increase in the number of average common shares used to determine diluted earnings per share was primarily due to the effect of sales of newly-issued shares of common stock during June and October of 2009.

Growth in transaction deposits, a favorable shift in deposit types, lower term funding costs and higher yields on loans and leases enabled the Corporation to maintain a relatively stable level of net interest income in 2010 compared to 2009, despite continued loan contraction, maintenance of excess liquidity in cash and lower yielding short-term investments and reduced interest income due to the sales of investment securities during 2010. The ratio of net interest income on a fully taxable equivalent basis divided by average earning assets (“net interest margin”) improved by 30 basis points in 2010 compared to 2009.

Credit quality-related charges continued to be the primary driver of the Corporation’s financial performance in each of the years ended December 31, 2010 and 2009.  For the year ended December 31, 2010, the provision for loan and lease losses amounted to $1,758.9 million, which on an after-tax basis was approximately $1,108.1 million or $2.12 per diluted common share.  By comparison, the provision for loan and lease losses for the year ended December 31, 2009 amounted to $2,314.6 million, which on an after-tax basis was approximately $1,458.2 million or $4.18 per diluted common share.

Write-downs associated with loans held for sale (other than mortgage loans originated for sale) are reported as a reduction of other income in the Consolidated Statements of Income and amounted to $16.1 million, which, on an after-tax basis, was approximately $10.2 million or $0.02 per diluted common share for the year ended December 31, 2010.  By comparison, write-downs associated with loans held for sale amounted to $40.9 million, which on an after-tax basis, was approximately $25.7 million, or $0.07 per diluted common share for the year ended December 31, 2009.

Nonaccrual loans and leases, which the Corporation refers to as nonperforming loans, decreased $477.1 million or 23.3% from December 31, 2009 to December 31, 2010. The Corporation has reported a decrease in nonperforming loans in each of the past six consecutive quarters. The highest reported point of nonperforming loans at any quarter-end in the prior two years was $2,416.1 million at June 30, 2009.  Since June 30, 2009, nonperforming loans declined approximately $848.4 million or 35.1% and amounted to $1,567.7 million at December 31, 2010.  The elevated levels of nonperforming loans reflect the anemic economy, elevated levels of unemployment, and the weak national real estate markets.  In addition, the amount of impairment, which affects charge-offs and the level of the allowance for loans and leases, remained elevated due to the depressed state of underlying real estate collateral values.  The decrease in nonperforming loans at December 31, 2010 reflects the decline in new nonperforming loans, charge-offs and the effects of the Corporation’s actions taken to reduce the levels of nonperforming loans.

The amount of loans and leases that were placed on nonperforming status in 2010 amounted to $2,631.0 million compared to $4,208.2 million in 2009, a decrease of $1,577.2 million or 37.5%.  The amount of loans and leases that went into nonperforming status in the fourth quarter of 2010 amounted to $637.6 million which was relatively consistent with the amount of loans and leases that were placed on nonperforming status in the first and second quarters of 2010.  In the third quarter of 2010, three larger commercial real estate loan relationships that were classified as troubled debt restructurings, which the Corporation refers to as “renegotiated loans,” were transferred from previously accruing renegotiated loans to nonperforming loans.

Loans past due 30-89 days, excluding credit card loans, student loans and loans in nonperforming status, which the Corporation refers to as “early stage delinquencies”, decreased $107.7 million or 20.0% at December 31, 2010 compared to December 31, 2009, and decreased $75.7 million or 14.9% compared to September 30, 2010.  At both December 31, 2010 and 2009 early stage delinquencies were 1.2% of total loans and leases.

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

Accruing renegotiated loans amounted to $548.4 million at December 31, 2010 compared to $793.5 million at December 31, 2009, a decrease of $245.1 million or 30.9%.

The allowance for loan and lease losses amounted to $1,387.6 million or 3.75% of total loans and leases outstanding at December 31, 2010 compared to $1,480.5 million or 3.35% at December 31, 2009.  Net charge-offs amounted to $1,851.8 million or 4.49% of average loans and leases for the year ended December 31, 2010 compared to $2,036.3 million or 4.26% of average loans and leases for the year ended December 31, 2009.

Included in net charge-offs and the provision for loan and lease losses in 2010 was the impact of bringing one hospitality/lodging industry credit relationship toward a final resolution.  That credit relationship consisted of multiple geographically dispersed commercial real estate loans.  Two commercial real estate loans aggregating $83.2 million were transferred from accruing renegotiated loans to nonperforming loans and $209.4 million was charged-off across all ten of the related commercial real estate loans.  An additional provision for loan and lease losses of $94.6 million was recorded for the shortfall over the amounts reserved in prior periods that resulted from a valuation based on the sale disposition strategy.  On an after-tax basis, that incremental provision for loan and lease losses amounted to $59.6 million or $0.12 per share for the year ended December 31, 2010.

Sales growth in both personal and institutional trust business lines resulted in higher wealth management revenue for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Fewer mortgage loan closings resulted in lower mortgage banking revenue for the year ended December 31, 2010 compared to the year ended December 31, 2009.

During 2010, the Corporation sold United States government agency investment securities, resulting in a gain and also realized gains on private equity investments that are included in Net Investment Securities Gains for the year ended December 31, 2010.  During 2009, the Corporation sold United States government agency investment securities and sold its shares of Visa, Inc. (“Visa”), Class B common stock.  The gain resulting from these transactions is included in Net Investment Securities Gains for the year ended December 31, 2009.

The results of operations for the years ended December 31, 2010 and 2009 reflect the deployment of excess liquidity to acquire and extinguish existing borrowings at a gain.  This gain is reported in Gain on Termination of Debt in the Corporation’s Consolidated Statements of Income.

During 2010, the Corporation sold its merchant portfolio processing at a gain.  The gain from this transaction is reported as Sale of Merchant Portfolio Processing in the Corporation’s Consolidated Statements of Income for the year ended December 31, 2010.

Noninterest expense for the years ended December 31, 2010 and 2009 included elevated expenses associated with Federal Deposit Insurance Corporation (“FDIC”) deposit insurance.  FDIC insurance expense for the year ended December 31, 2009 included a special assessment by the FDIC that was levied on all banks.

Noninterest expense for the years ended December 31, 2010 and 2009 remained at elevated levels due to the increased costs associated with collection efforts and carrying nonperforming assets.  The estimated expense associated with collection efforts and carrying nonperforming assets, net of related gains, amounted to $160.7 million for the year ended December 31, 2010 compared to $215.8 million for the year ended December 31, 2009, a decrease of $55.1 million.  On an after-tax basis, that net expense amounted to $101.2 million or $0.20 per diluted common share in 2010 compared to $135.9 million or $0.39 per diluted common share in 2009.  The decrease in net expense associated with collection efforts and carrying nonperforming assets in the comparative periods was primarily due to improved results from the sale of other real estate owned (“OREO”) and lower post-transfer write-downs on OREO.

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

During 2010, the Corporation recognized additional net tax benefits that in total amounted to $10.9 million and reduced net loss by approximately $0.02 per diluted common share.  During 2009, the Corporation recognized additional tax benefits that in total amounted to $69.0 million and reduced net loss by approximately $0.20 per diluted common share.

At December 31, 2010, the Corporation’s Tier 1 regulatory capital ratio was 11.14% or $2,044.4 million in excess of well capitalized under the Federal Reserve Board’s regulatory framework.  To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%.  The Corporation’s Tier 1 regulatory capital ratio at December 31, 2010 includes the impact of the closing of two underwritten public offerings of its common stock during 2009.  In addition, the Corporation issued shares of its common stock on an at-the-market basis prior to the underwritten public offerings in 2009.  The Corporation issued a total of 257.1 million shares of its common stock as a result of these transactions in 2009.  The proceeds, net of underwriting discounts and commissions and offering expenses, from these issuances amounted to $1,419.4 million.

2009 Compared to 2008

For the year ended December 31, 2009, the net loss attributable to the Corporation’s common shareholders amounted to $858.8 million or $2.46 per diluted common share compared to a net loss of $2,056.2 million or $7.92 per diluted common share for the year ended December 31, 2008.  The net loss for the year ended December 31, 2008 included a non-cash charge for goodwill impairment in the amount of $1,535.1 million.  On an after-tax basis, the charge for goodwill impairment amounted to $1,487.9 million or $5.73 per diluted common share.

The net loss for the years ended December 31, 2009 and December 31, 2008 included $100.2 million and $12.7 million, or $0.29 and $0.05 per diluted common share, respectively, for dividends on the Senior Preferred Stock issued to the UST in the fourth quarter of 2008.

Comparative performance in 2009 compared to 2008 based on diluted earnings per share was also affected by the number of common shares used to determine earnings per share.  Shares of common stock outstanding at December 31, 2009 increased by 260.0 million shares or 98.0% compared to common stock outstanding at December 31, 2008. Average common stock used to determine diluted earnings per share increased by 88.9 million shares or 34.2% in 2009 compared to 2008. The increase in common stock outstanding and average common stock used to determine diluted earnings per share was primarily due to the sales of newly-issued shares of common stock during 2009.

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

Write-downs associated with loans held for sale (other than mortgage loans originated for sale) amounted to $40.9 million, which on an after-tax basis was approximately $25.7 million or $0.07 per diluted common share in 2009.  There were no write-downs associated with loans held for sale in 2008.

Nonperforming loans and leases at December 31, 2009 increased $517.8 million or 33.9% since December 31, 2008.  Nonperforming loans and leases continued to increase during the first and second quarters of 2009. At June 30, 2009, nonperforming loans and leases amounted to $2,416.1 million.  Since June 30, 2009, nonperforming loans declined $166.0 million in the third quarter of 2009 and $205.3 million in the fourth quarter of 2009 and amounted to $2,044.8 million at December 31, 2009.  In addition, the amount of impairment, which affects charge-offs and the level of the allowance for loans and leases, remained elevated due to the depressed state of underlying real estate collateral values, particularly construction and development loans.  The decrease in nonperforming loans in the second half of 2009 reflects the effects of the Corporation’s actions taken to reduce the levels of nonperforming loans and the decline in new nonperforming loans.  The amount of new loans and leases that went into nonperforming status during the second half of 2009 decreased by approximately $636.8 million or 26.3% compared to the first half of 2009.  In addition, early stage delinquencies decreased by $352.1 million or 39.5%, from December 31, 2008 to December 31, 2009.

Accruing renegotiated loans increased $523.1 million since December 31, 2008 and amounted to $793.5 million at December 31, 2009.  At December 31, 2009, renegotiated residential real estate, residential construction by individuals, residential land and other consumer-related renegotiated loans amounted to $651.5 million or 82.1% of total accruing renegotiated loans.

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

Throughout 2009, the Corporation continued to experience elevated levels of expenses due to the increase in operating costs associated with collection efforts and carrying nonperforming assets.  The estimated expense associated with collection efforts and carrying nonperforming assets, net of related gains, amounted to $215.8 million for the year ended December 31, 2009 compared to $104.5 million for the year ended December 31, 2008, an increase of $111.3 million.  On an after-tax basis, that net expense amounted to $135.9 million or $0.39 per diluted common share in 2009 compared to $65.9 million or $0.25 per diluted common share in 2008.  The increase in net expense associated with collection efforts and carrying nonperforming assets in the comparative periods was primarily due to higher expenses and losses associated with OREO.

Declining asset yields, competitive deposit pricing in the low interest rate environment, elevated levels of nonperforming loans and management’s decision to maintain liquidity in cash and cash equivalents resulted in lower net interest income in the year ended December 31, 2009 compared to the year ended December 31, 2008.  Equity market volatility along with downward pressure in the equity markets resulted in lower wealth management revenue in the twelve months ended December 31, 2009 compared to the twelve months ended December 31, 2008.  Mortgage loan closings, primarily due to re-financings, and increased sales of those loans to the secondary market resulted in mortgage banking revenue growth for the year ended December 31, 2009 compared to the year ended December 31, 2008.

As a result of market conditions, the Corporation re-acquired and extinguished both bank holding company and banking affiliate long-term borrowings at a discount to its carrying value during 2009.  In addition, during 2009 the Corporation sold its shares of Class B common stock of Visa and certain United States government agency investment securities.  The gains associated with the termination of debt and sale of certain investment securities were partially offset by the special insurance assessment by the FDIC.  These items in total reduced the loss before income taxes by $190.4 million.  On an after-tax basis, these items together with incremental income tax benefits recognized due to a change in state of Wisconsin tax law and a favorable Federal income tax settlement reduced the net loss for the year ended December 31, 2009 by $188.9 million or $0.54 per diluted common share.

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

During the fourth quarter of 2008, the Corporation sold to the UST Senior Preferred Stock for $1.7 billion and issued a warrant to purchase the Corporation’s common stock.  At December 31, 2008, the Corporation’s Tier 1 regulatory capital ratio was 9.49%.

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

Other Noteworthy Transactions and Events

Some of the more noteworthy transactions and events in 2010, 2009 and 2008 consisted of the following:

2010

As previously discussed, on December 17, 2010, the Corporation and BMO announced that they had entered into a definitive merger agreement under which BMO will acquire all outstanding shares of common stock of the

Corporation in a stock-for-stock transaction. Under the terms of the agreement, each outstanding share of the Corporation’s common stock will be exchanged for 0.1257 shares of common stock of Bank of Montreal upon closing. The transaction, which has been approved by the Corporation’s Board of Directors and the Board of Directors of BMO, is expected to close prior to July 31, 2011 subject to customary closing conditions, including regulatory approvals and approval by the Corporation’s shareholders.

During 2010, the Corporation realized gains of $82.8 million from the sale of approximately $2.2 billion in aggregate principal amount of United States government agency investment securities.  In addition, the Corporation realized net gains of $18.0 million on private equity investments.  Approximately $8.6 million of the gains on private equity investments was related to the sale of one investment.  In total, net investment securities gains reported in the Consolidated Statements of Income in 2010 amounted to $99.8 million. On an after-tax basis, the reported net gain amounted to $62.9 million or $0.12 per diluted common share for the year ended December 31, 2010.

The Corporation continued to re-acquire and extinguish banking affiliate long-term borrowings.  During 2010, the Corporation re-acquired and extinguished long-term borrowings with a par value of $223.3 million.  The gain on termination of debt amounted to $19.7 million.  On an after-tax basis, the gain on termination of debt amounted to $12.4 million or $0.02 per diluted common share for the year ended December 31, 2010.

During 2010, the Corporation sold its merchant portfolio processing.  Like other bank holding companies, the Corporation determined that processing, clearing, settlement and related services with respect to credit card and debit card transactions with merchants was not a material source of revenue or part of the Corporation’s core operating activities.  The gain, which is reported as Sale of Merchant Portfolio Processing in the Consolidated Statements of Income, amounted to $48.3 million which, on an after-tax basis, amounted to $30.4 million or $0.05 per diluted common share for the year ended December 31, 2010.

In conjunction with its activities to re-align the Corporation’s funding profile, the Corporation has selectively exercised its call option associated with brokered CDs to redeem those CDs at par.  During 2010, the Corporation redeemed $3,998.6 million of brokered CDs.  The Corporation incurred a non-cash charge to write-off the unamortized issuance costs attributable to those brokered CDs.  That charge amounted to $47.1 million which is reported in Other Expense in the Consolidated Statements of Income as Loss on Brokered CDs.  On an after-tax basis, the reported charge amounted to $29.7 million or $0.05 per diluted common share for the year ended December 31, 2010.

During 2010, the Corporation recognized additional net tax benefits that in total amounted to $10.9 million and reduced net loss by approximately $0.02 per diluted common share. Additional tax benefits related to the final resolution of a tax matter and adjustments for income tax audit settlements were offset by additional income tax expense that was recorded to write-off deferred tax assets to reflect the change in the tax treatment of the Medicare Part D federal subsidy as a result of health care reform legislation.

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

The Corporation continued to re-acquire and extinguish both bank holding company and banking affiliate long-term borrowings through open market purchases and a public tender offer.  During 2009, the Corporation re-

acquired and extinguished $1,285.7 million of debt.  The gain amounted to $99.4 million and is reported as Gain on Termination of Debt in the Consolidated Statements of Income.  On an after-tax basis, this gain amounted to $62.6 million and reduced net loss by approximately $0.18 per diluted common share.

During 2009, the Corporation recorded a special FDIC insurance assessment charge of $29.3 million.  On an after-tax basis, the assessment amounted to $18.5 million and increased net loss by approximately $0.05 per diluted common share.  The insurance assessment charge is included in FDIC Insurance in the Consolidated Statements of Income.

During 2009, the Corporation recognized additional tax benefits that in total amounted to $69.0 million and reduced net loss by approximately $0.20 per diluted common share.  During the first quarter of 2009, the State of Wisconsin enacted legislation that requires combined reporting for state income tax purposes.  As a result, the Corporation recorded an additional income tax benefit of $51.0 million to recognize certain state deferred tax assets, which included the reduction of a valuation allowance for Wisconsin net operating losses. Also during 2009, the Corporation recognized an additional tax benefit of $18.0 million that was primarily related to the favorable resolution of a tax matter associated with a 2002 stock issuance.

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

2010 Compared to 2009

Net interest income for the year ended December 31, 2010 amounted to $1,557.3 million compared to $1,582.6 million reported for the year ended December 31, 2009, a decrease of $25.3 million or 1.6%.  Growth in transaction deposits, a favorable shift in deposit types, lower term funding costs and higher yields on loans enabled the Corporation to maintain a relatively stable level of net interest income in 2010 compared to 2009, despite continued loan contraction, maintenance of excess liquidity in cash and lower yielding short-term investments and reduced interest income due to the sales of investment securities during 2010.

For the year ended December 31, 2010, average interest earning assets amounted to $50.2 billion compared to $56.5 billion for the year ended December 31, 2009, a decrease of $6.3 billion or 11.1%.  Average loans and leases decreased $6.5 billion or 13.7% in the year ended December 31, 2010 compared to the year ended December 31, 2009.  Average investment and trading securities decreased $0.2 billion or 3.2% in 2010 compared to 2009. Average other short-term investments averaged $1.8 billion in 2010 compared to $1.3 billion in 2009, an increase of $0.5 billion which reflects the impact of excess liquidity.

Average interest bearing liabilities decreased $6.5 billion or 14.3% in 2010 compared to 2009.  Average interest bearing deposits decreased $0.9 billion or 2.7% in the twelve months ended December 31, 2010 compared to the twelve months ended December 31, 2009.  Average wholesale deposits and average bank-issued time deposits in total decreased $4.0 billion or 19.4% in 2010 compared to 2009.  That decrease was offset by the growth in average bank-issued interest-bearing transaction deposits which increased $3.1 billion or 24.4% in 2010 compared to 2009.  Average short-term borrowings declined $2.6 billion or 77.3% and average long-term borrowings decreased $3.0 billion or 34.7% in 2010 compared to 2009.  As previously discussed, the decline in average long-term borrowings reflects the effect of the acquisition and extinguishment of long-term borrowings throughout 2009 and 2010, at a net gain, in addition to maturities.  Over the 24 months ended December 31, 2010, the Corporation re-acquired and extinguished $1.5 billion in par value of long-term borrowings.

For the year ended December 31, 2010 compared to the year ended December 31, 2009, average noninterest bearing deposits increased $0.4 billion or 5.8%.

2009 Compared to 2008

Net interest income in 2009 amounted to $1,582.6 million compared with net interest income of $1,780.7 million in 2008, a decrease of $198.1 million or 11.1%.  Net interest income in 2009 was pressured as interest rates on earning assets declined more rapidly than the rates paid for interest bearing liabilities.  The Corporation’s inability to continue to lower deposit pricing in the low interest rate environment due to competition for deposits contributed to lower net interest income.  In addition, net interest income was compressed as a result of higher levels of nonperforming loans and leases, charge-offs, interest rate concessions associated with renegotiated loans and management’s decision to maintain higher levels of low-yield liquid assets.  Positive contributors to net interest income in 2009 compared to 2008 included the impact of a full year of benefit from the proceeds from the sale of the Senior Preferred Stock to the UST, improved asset spreads, increase in interest rate floors on loans, the increase in noninterest bearing deposits, cash received from the issuance of the Corporation’s common stock and the modification and early extinguishment of higher-cost long-term borrowings.

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

Loans and Leases

The growth and composition of the Corporation’s average loan and lease portfolio for the current year and prior two years are reflected in the following table ($ in millions):

				Percent Growth
	2010	2009	2008	2010 vs 2009		2009 vs 2008
Commercial Loans and Leases
Commercial	$11,767.3	$13,878.0	$14,841.7	(15.2	) %	(6.5	) %
Commercial Lease Financing	444.7	511.7	520.8	(13.1)		(1.7)
Total Commercial Loans and Leases	12,212.0	14,389.7	15,362.5	(15.1)		(6.3)
Real Estate
Commercial Real Estate	13,255.1	13,522.8	11,839.9	(2.0)		14.2
Residential Real Estate	4,677.0	5,450.7	5,504.0	(14.2)		(1.0)
Construction and Development
Commercial Construction	1,942.2	3,186.8	4,476.4	(39.1)		(28.8)
Commercial Land	765.4	887.9	965.8	(13.8)		(8.1)
Construction by Developers	315.6	650.8	1,385.7	(51.5)		(53.0)
Residential Land	1,307.4	1,915.4	2,345.4	(31.7)		(18.3)
Construction by Individuals	146.9	593.8	992.1	(75.3)		(40.1)
Total Construction and Development	4,477.5	7,234.7	10,165.4	(38.1)		(28.8)
Total Real Estate	22,409.6	26,208.2	27,509.3	(14.5)		(4.7)
Consumer Loans and Leases
Home Equity Loans and Lines of Credit	4,469.8	4,909.0	4,901.6	(8.9)		0.2
Other Personal Loans	2,048.9	2,090.3	1,732.2	(2.0)		20.7
Personal Lease Financing	108.0	178.6	201.5	(39.5)		(11.4)
Total Consumer Loans and Leases	6,626.7	7,177.9	6,835.3	(7.7)		5.0
Total Consolidated Average Loans and Leases	$41,248.3	$47,775.8	$49,707.1	(13.7	) %	(3.9	) %

Total Consolidated Average Loans and Leases Excluding Total Construction and Development	$36,770.8	$40,541.1	$39,541.7	(9.3	) %	2.5%

2010 Compared to 2009

Total consolidated average loans and leases decreased approximately $6.5 billion or 13.7% for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Total average commercial loans and leases declined $2.2 billion or 15.1% for the year ended December 31, 2010 compared to the year ended December 31, 2009.  Commercial and industrial loans continued to contract in the fourth quarter of 2010 compared to the third quarter of 2010. Commercial customers appear to still be focused on expense management and debt reduction by delaying capital expenditures and reducing working capital demand.  Commercial loan commitments and credit line utilization have declined.  Commercial loan and lease balances and the demand for new credit will depend on the pace and strength of economic improvement.

Total average commercial real estate loans decreased $0.3 billion or 2.0% in the twelve months ended December 31, 2010 compared to the twelve months ended December 31, 2009.  The relative stability of the reported year to date average balance in commercial real estate loans reflects the migration of construction loans to commercial real estate loans once construction was completed.  All performing past due loans transferred from the construction portfolio to the commercial portfolio retain their past due status upon transfer.  In normal market conditions, the Corporation generally limited the amount of post construction financing (permanent financing) it provided to those loans with interest rates and terms that conform to the Corporation’s interest rate risk profile or loans where a significant long-term customer relationship existed.  In many cases, the interest rate and term that customers wanted for permanent financing was readily available and provided by institutional investors in normal market conditions.  The current lack of market liquidity has resulted in customers not being able to secure financing elsewhere irrespective of their ability to service the debt.  As a result, the Corporation has provided interim loans that are intended to provide temporary financing until such time as the liquidity in the commercial real estate lending markets returns to normal conditions.  The interim loans may be interest only or structured to ensure a significant amount of the income generated from the commercial real estate project is used to pay interest at market rates and reduce outstanding principal.  The Corporation continues to experience declines in new commercial real estate development originations and expects this trend to continue.  As a result of that reduced demand and normal payment activity, commercial real estate loans are expected to continue to contract.  Commercial real estate loans held for sale amounted to $4.5 million at December 31, 2010.

Total average residential real estate loans declined $0.8 billion or 14.2% for the year ended December 31, 2010 compared to the year ended December 31, 2009.  Throughout 2009 and 2010, the Corporation sold over 93% of its residential real estate production to the secondary market.  For the years ended December 31, 2010 and 2009, residential real estate loans sold to investors amounted to $2.1 billion and $3.1 billion, respectively.  At December 31, 2010, the Corporation had approximately $80.7 million of residential mortgage loans held for sale.  Gains from the sale of residential mortgage loans amounted to $34.9 million in 2010 compared to $44.3 million in 2009.  As a result of selling the majority of new production and normal payment activity, residential real estate loans are expected to continue to contract.

Total average construction and development loans declined $2.8 billion or 38.1% in the year ended December 31, 2010 compared to the year ended December 31, 2009.  The decrease in construction and development loans has been due to payments, transfers to other loan types when projects are completed, loan sales and charge-offs.  At December 31, 2010, the Corporation had approximately $27.4 million of construction and development loans held for sale.  Given market conditions and the lack of new originations, construction and development loans are expected to continue to contract.  Construction and development loans amounted to $3.2 billion at December 31, 2010, which were 8.7% of total loans and leases outstanding at that date and was $0.3 billion less than average construction and development loans for the quarter ended December 31, 2010.

Total average consumer loans and leases declined $0.6 billion or 7.7% in 2010 compared to 2009.  Average home equity loans and lines of credit declined $0.4 billion or 8.9% in the year ended December 31, 2010 compared to the year ended December 31, 2009.  Average consumer auto loans increased $0.2 billion or 18.3% in the twelve months ended December 31, 2010 compared to the twelve months ended December 31, 2009. However, during the fourth quarter of 2010, the Corporation sold $0.9 billion of consumer auto loans at a gain of $8.5 million.  That gain is reported in the Other line of Other Income in the Consolidated Statements of Income. Average auto leases, student loans and other consumer loans decreased $0.3 billion in 2010 compared to 2009.  Credit card loans averaged $0.3 billion for the year ended December 31, 2010 and were relatively unchanged compared to average credit card loans in 2009.  Credit card loans represented less than 1.0% of the Corporation’s total average loan and leases in 2010 and 2009 and are not a significant component of the Corporation’s loan and lease portfolio.

2009 Compared to 2008

For the year ended December 31, 2009, total consolidated average loans and leases declined $1.9 billion or 3.9% compared to total consolidated average loans and leases for the year ended December 31, 2008.

For the year ended December 31, 2009, total average commercial loans and leases amounted to $14.4 billion compared to $15.4 billion for the year ended December 31, 2008, a decrease of $1.0 billion or 6.3%.  The weak economy resulted in lower demand for new loans and lower utilization of existing lines of credit.

For the year ended December 31, 2009, total average commercial real estate loans amounted to $13.5 billion compared to $11.8 billion for the year ended December 31, 2008, an increase of $1.7 billion or 14.2%.  The majority of this growth represents the migration of construction loans to commercial real estate loans once construction was completed.  As previously discussed, the Corporation has provided more interim financing for post-construction loans than it has historically due to the commercial real estate lending environment.

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

For the year ended December 31, 2009, total average construction and development loans amounted to $7.2 billion compared to $10.2 billion for the year ended December 31, 2008, a decrease of $3.0 billion or 28.8%.  The decrease in construction and development loans has been due to payments, transfers to other loan types when projects are completed and permanent financing is obtained, loan sales and charge-offs.  Construction and development loans held for sale amounted to $57.3 million at December 31, 2009.  Construction and development loans amounted to $5.5 billion at December 31, 2009 which was 12.5% of total loans and leases outstanding at that date.

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

Deposits

The growth and composition of the Corporation’s consolidated average deposits for 2010 and prior two years are reflected below ($ in millions):

				Percent Growth
	2010	2009	2008	2010 vs 2009		2009 vs 2008
Noninterest Bearing
Commercial	$5,934.3	$5,624.4	$4,237.7	5.5%		32.7%
Personal	1,072.3	983.3	1,015.9	9.1		(3.2)
Other	855.3	821.8	603.9	4.1		36.1
Total Noninterest Bearing	7,861.9	7,429.5	5,857.5	5.8		26.8
Interest Bearing Deposits
Savings and NOW
Savings	2,418.4	1,764.3	871.9	37.1		102.4
NOW	3,564.7	3,129.5	2,375.9	13.9		31.7
Brokered NOW	59.3	52.9	1.2	12.0		n.m.
Total Savings and NOW	6,042.4	4,946.7	3,249.0	22.2		52.3
Money Market
Money Market Index	6,625.7	6,310.6	7,914.7	5.0		(20.3)
Money Market Savings	2,937.2	967.3	1,272.0	203.6		(23.9)
Brokered Money Market	4,149.2	3,184.8	1,829.2	30.3		74.1
Total Money Market	13,712.1	10,462.7	11,015.9	31.1		(5.0)
Time
CDs $100,000 and Over
Large CDs	2,213.4	3,776.3	3,967.1	(41.4)		(4.8)
Brokered CDs	5,119.8	7,646.8	7,393.7	(33.0)		3.4
Total CDs $100,000 and Over	7,333.2	11,423.1	11,360.8	(35.8)		0.5
Other CDs and Time
Brokered CDs	20.6	31.2	—	(34.0)		n.m.
Other CDs and Time	4,972.0	5,758.2	5,031.5	(13.7)		14.4
Total Other CDs and Time	4,992.6	5,789.4	5,031.5	(13.8)		15.1
Total Time	12,325.8	17,212.5	16,392.3	(28.4)		5.0
Foreign
Foreign Activity	216.5	500.6	1,798.2	(56.7)		(72.2)
Foreign Time	—	63.3	961.6	(100.0)		(93.4)
Total Foreign	216.5	563.9	2,759.8	(61.6)		(79.6)
Total Interest Bearing Deposits	32,296.8	33,185.8	33,417.0	(2.7)		(0.7)
Total Consolidated Average Deposits	$40,158.7	$40,615.3	$39,274.5	(1.1	) %	3.4%

Average Bank-Issued Deposits:
Average Bank-Issued Transaction Deposits	$23,624.4	$20,101.8	$20,090.2	17.5%		0.1%
Average Bank-Issued Time Deposits	7,185.4	9,534.5	8,998.6	(24.6)		6.0
Total Average Bank-Issued Deposits	30,809.8	29,636.3	29,088.8	4.0		1.9
Average Wholesale Deposits	9,348.9	10,979.0	10,185.7	(14.8)		7.8
Total Consolidated Average Deposits	$40,158.7	$40,615.3	$39,274.5	(1.1	) %	3.4%

2010 Compared to 2009

For the year ended December 31, 2010 compared to the year ended December 31, 2009, total consolidated average deposits decreased $0.5 billion or 1.1%.

Total average deposits that were originated directly with customers, which the Corporation refers to as bank-issued deposits, increased $1.2 billion or 4.0% in 2010 compared to 2009. The Corporation has placed emphasis on originating transaction deposits (noninterest bearing, savings and NOW, foreign activity and money market) and de-emphasized the origination of time deposits. Average bank-issued transaction deposits increased $3.5 billion or 17.5% in 2010 compared to 2009.  Average bank-issued time deposits decreased $2.3 billion or 24.6% compared to 2009.

The growth in transaction deposits, especially money market accounts and savings and NOW accounts, compared with the prior year reflects the reconfiguration of many of the Corporation’s deposit product offerings.  In addition, some existing customers have transferred their balances from other deposit types as those deposit instruments matured.  The growth in transaction deposits and shift in the mix of average deposit types was beneficial to net interest income and the net interest margin in 2010.

The Corporation has historically used wholesale deposits (brokered NOW, brokered money market, brokered CDs and foreign time) to supplement deposits generated through the Corporation’s banking branch network due to pricing advantages.  In addition, the Corporation used wholesale deposits due to the cost advantage over the cost of issuing debt, especially new long-term borrowings, during unstable market conditions in the capital markets.  As assets have contracted, the Corporation has been able to reduce the use of wholesale deposits as a funding source.  Average wholesale deposits decreased $1.6 billion or 14.8% in 2010 compared to 2009.  In conjunction with its activities to re-align the Corporation’s funding profile, the Corporation has selectively exercised its call option associated with brokered CDs to redeem those CDs at par. During 2010, the Corporation redeemed $4.0 billion of brokered CDs. In conjunction with these redemptions, the Corporation incurred a non-cash charge to write-off the unamortized issuance costs attributable to those brokered CDs that were redeemed.  This charge is reported in Other expense in the Consolidated Statements of Income as Loss on brokered CDs.

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

Under the Dodd-Frank Act, beginning December 31, 2010 and continuing through December 31, 2012, all funds held in noninterest-bearing transaction accounts will be fully guaranteed by the FDIC for the full amount of the account.  This unlimited insurance coverage was eliminated for Interest on Lawyer Trust Accounts and minimal interest-bearing NOW accounts, which were originally covered under TAGP.  However, subsequent to the enactment of the Dodd-Frank Act, Congress amended the Federal Deposit Insurance Act to include Interest on Lawyer Trust Accounts within the definition of “noninterest-bearing transaction accounts,” thereby granting such accounts unlimited insurance coverage by the FDIC from December 31, 2010 through December 31, 2012.

In addition to the continuation of insurance coverage for noninterest-bearing transaction accounts, the Dodd-Frank Act permanently increased the standard maximum FDIC deposit insurance amount to $250,000.

2009 Compared to 2008

Total consolidated average deposits increased $1.3 billion or 3.4% for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Average noninterest bearing deposits increased $1.6 billion or 26.8% for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Average interest bearing deposits decreased approximately $0.3 billion or 0.7% for the year ended December 31, 2009 compared to the year ended December 31, 2008. Of the $0.3 billion decrease in average interest bearing deposits over the prior year, average total money market deposits decreased $0.6 billion and total foreign deposits decreased approximately $2.2 billion for the year ended 2009 compared to the year ended 2008.  The decline in average money market and foreign deposits reflects the competitive pricing environment.  The declines in average money market deposits and foreign deposits were offset by growth in average savings and NOW deposits and average time deposits.  Average savings and NOW increased $1.7 billion for the year ended December 31, 2009 compared to the same period in the prior year.  The growth in average savings and NOW balances reflected the Corporation’s use of competitive pricing and more effective bundling of product and services to retain customers and attract new deposits.  In addition, existing customers have transferred their balances from other deposit types as those deposit instruments matured.  Average total time deposits increased $0.8 billion for the year ended December 31, 2009 compared to the year ended December 31, 2008.  The shift in the mix of average deposit types was beneficial to net interest income and the net interest margin in 2009.

Average Balance Sheets and Analysis of Net Interest Income

The Corporation’s consolidated average balance sheets, interest earned and interest paid, and the average interest rates earned and paid for each of the last three years are presented in the following table ($ in thousands):

	2010			2009			2008
	Average Balance	Interest Earned/ Paid	Average Yield or Cost (3)	Average Balance	Interest Earned/ Paid	Average Yield or Cost (3)	Average Balance	Interest Earned/ Paid	Average Yield or Cost (3)
Loans and leases (1)(2)	$41,248,286	$1,962,510	4.76%	$47,775,802	$2,210,842	4.63%	$49,707,080	$2,928,699	5.89%
Investment securities:
Taxable	5,964,953	168,104	2.83	5,916,658	207,235	3.50	6,454,016	286,054	4.40
Tax-exempt (1)	873,710	54,309	6.36	1,022,499	66,543	6.62	1,158,185	78,782	6.82
Federal funds sold and security resale agreements	13,534	55	0.41	34,613	229	0.66	223,000	5,613	2.52
Trading assets (1)	285,518	739	0.26	418,056	4,757	1.14	197,237	2,974	1.51
Other short-term investments	1,791,732	4,622	0.26	1,295,747	3,659	0.28	204,147	3,413	1.67
Total interest earning assets	50,177,733	2,190,339	4.37%	56,463,375	2,493,265	4.42%	57,943,665	3,305,535	5.70%
Cash and demand deposits due from banks	670,108			761,199			897,709
Premises and equipment, net	552,975			571,146			528,846
Other assets	4,514,709			3,823,481			4,637,427
Allowance for loan and lease losses	(1,486,589)			(1,356,675)			(877,730)
Total assets	$54,428,936			$60,262,526			$63,129,917

Interest bearing deposits:
Savings and NOW	$6,042,380	$22,169	0.37%	$4,946,671	$19,635	0.40%	$3,248,955	$18,464	0.57%
Money market	13,712,105	107,435	0.78	10,462,750	78,554	0.75	11,015,942	211,925	1.92
Time	12,325,786	275,283	2.23	17,212,532	435,224	2.53	16,392,293	622,467	3.80
Foreign	216,549	885	0.41	563,852	2,013	0.36	2,759,868	50,088	1.81
Total interest bearing deposits	32,296,820	405,772	1.26	33,185,805	535,426	1.61	33,417,058	902,944	2.70
Short-term borrowings	751,563	6,310	0.84	3,316,810	9,550	0.29	6,163,488	139,627	2.27
Long-term borrowings	5,662,125	198,825	3.51	8,676,229	340,308	3.92	9,749,118	454,413	4.66
Total interest bearing liabilities	38,710,508	610,907	1.58%	45,178,844	885,284	1.96%	49,329,664	1,496,984	3.03%
Noninterest bearing deposits	7,861,893			7,429,499			5,857,485
Other liabilities	1,046,453			1,046,502			981,108
Total equity	6,810,082			6,607,681			6,961,660
Total liabilities and equity	$54,428,936			$60,262,526			$63,129,917

Net interest income		$1,579,432			$1,607,981			$1,808,551

Net yield on interest earning assets			3.15%			2.85%			3.12%

Notes:

(1)	Fully taxable equivalent (“FTE”) basis, assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.
(2)	Loans and leases on nonaccrual status have been included in the computation of average balances.
(3)	Based on average balances excluding fair value adjustments for available for sale securities.

2010 Compared to 2009

The net interest margin FTE as a percent of average earning assets was 3.15% in 2010 compared to 2.85% in 2009, an increase of 30 basis points.  The favorable shift in deposit types, redemption of brokered CDs, lower term funding costs due in part to the reduction in higher cost long-term borrowings through re-acquisition and maturities and lower nonperforming loans resulted in relatively stable net interest income in the twelve months ended December 31, 2010 compared to the twelve months ended December 31, 2009.  At December 31, 2010, the Corporation’s ratio of loans to deposits was 96.7% compared to 106.2% at December 31, 2009.  The yield on earning assets decreased by 5 basis points and the cost for interest bearing liabilities declined by 38 basis points for the year ended December 31, 2010 compared to the year ended December 31, 2009.  Net interest income in 2010 continued to be compressed as a result of the elevated levels of nonperforming loans and leases, interest rate concessions associated with accruing renegotiated loans and management’s decision to maintain higher levels of liquid assets.  The net interest margin FTE in the fourth quarter of 2010 increased by one basis point compared to the reported net interest margin FTE of 3.14% for the third quarter of 2010.

Net interest income and the net interest margin percentage can vary and will continue to be influenced by loan and deposit growth, product spreads, pricing competition in the Corporation’s markets, prepayment activity, future interest rate changes, levels of nonperforming loans and various other factors.

Total long-term borrowings amounted to $5.0 billion at December 31, 2010 compared to $6.4 billion at December 31, 2009, a decrease of $1.4 billion or 21.7%.  During 2010, the Corporation re-acquired and extinguished $223.3 million of long-term borrowings at a gain of $19.7 million.  Those gains are reported as Gain on Termination of Debt in the Consolidated Statements of Income.  During 2009, the Corporation re-acquired and extinguished $1,285.7 million of debt, which resulted in a gain of $99.4 million for the year ended December 31, 2009.  In addition, late in 2009 the Corporation modified approximately $580.0 million of Federal Home Loan Bank (“FHLB”) advances by extending the term and lowering the interest rate.

2009 Compared to 2008

The net interest margin on a fully taxable equivalent basis (“FTE”) as a percent of average earning assets was 2.85% in 2009 compared to 3.12% in 2008.  The yield on average earning assets was 4.42% in 2009 compared to 5.70% in 2008.  The cost of interest bearing liabilities was 1.96% in 2009 compared to 3.03% in 2008.  Net interest income was adversely affected by the decline in interest rates, higher levels of nonperforming loans and leases, interest rate concessions associated with renegotiated loans and management’s decision to maintain higher levels of liquid assets which caused the yield on earning assets to decline by 128 basis points.  The cost of interest bearing liabilities declined 107 basis points for the twelve months ended December 31, 2009 compared to the twelve months ended December 31, 2008.  The Corporation’s inability to continue to lower deposit pricing in the low interest rate environment due to competition for deposits contributed to lower net interest income and reduced net interest margin.  The adverse impact of deposit pricing competition was somewhat mitigated by the improved loan to deposit ratio resulting from growth in noninterest bearing deposits.  In addition, the net interest margin benefited from reduced use of wholesale funding, a favorable shift in the interest-bearing deposit mix and reduction in higher cost long-term borrowings through modification, early extinguishments and maturities throughout 2009.

Analysis of Changes in Interest Income and Interest Expense

The effects on interest income and interest expense due to volume and rate changes are outlined in the following table.  Changes not due solely to either volume or rate are allocated to rate ($ in thousands):

	2010 versus 2009			2009 versus 2008
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Volume (2)	Average Rate	Increase (Decrease)	Average Volume (2)	Average Rate	Increase (Decrease)
Interest on earning assets:
Loans and leases (1)	$(302,224)	$53,892	$(248,332)	$(113,752)	$(604,105)	$(717,857)
Investment securities:
Taxable	324	(39,455)	(39,131)	(25,099)	(53,720)	(78,819)
Tax-exempt (1)	(9,970)	(2,264)	(12,234)	(10,320)	(1,919)	(12,239)
Federal funds sold and security resale agreements	(139)	(35)	(174)	(4,747)	(637)	(5,384)
Trading assets (1)	(1,511)	(2,507)	(4,018)	3,334	(1,551)	1,783
Other short-term investments	1,389	(426)	963	18,230	(17,984)	246
Total interest income change	$(279,631)	$(23,295)	$(302,926)	$(87,153)	$(725,117)	$(812,270)

Expense on interest bearing liabilities:
Interest bearing deposits:
Savings and NOW	$4,383	$(1,849)	$2,534	$9,677	$(8,506)	$1,171
Money market	24,370	4,511	28,881	(10,621)	(122,750)	(133,371)
Time	(123,635)	(36,306)	(159,941)	31,169	(218,412)	(187,243)
Foreign	(1,250)	122	(1,128)	(39,748)	(8,327)	(48,075)
Total interest bearing deposits	(14,313)	(115,341)	(129,654)	(6,244)	(361,274)	(367,518)
Short-term borrowings	(7,439)	4,199	(3,240)	(64,620)	(65,457)	(130,077)
Long-term borrowings	(118,153)	(23,330)	(141,483)	(49,997)	(64,108)	(114,105)
Total interest expense change	$(126,779)	$(147,598)	$(274,377)	$(125,770)	$(485,930)	$(611,700)

Notes:

(1)	Fully taxable equivalent basis (“FTE”), assuming a Federal income tax rate of 35% for all years presented, and excluding disallowed interest expense.
(2)	Based on average balances excluding fair value adjustments for available for sale securities.

Summary of Loan and Lease Loss Experience and Credit Quality

The following table presents credit quality information as of and for the year ended December 31, 2010, as well as selected comparative years:

Consolidated Credit Quality Information
December 31, ($000’s)

	2010	2009	2008	2007	2006
Nonperforming Assets:
Nonaccrual Loans and Leases	$1,544,211	$1,987,081	$1,457,811	$686,888	$264,890
Nonaccrual Loans Held for Sale	23,448	57,670	69,139	—	—
Total Nonperforming Loans and Leases	1,567,659	2,044,751	1,526,950	686,888	264,890
Other Real Estate Owned (“OREO”)	339,462	430,821	320,908	115,074	25,452
Total Nonperforming Assets	$1,907,121	$2,475,572	$1,847,858	$801,962	$290,342

Accruing Renegotiated Loans	$548,436	$793,459	$270,357	$224,398	$125

Loans Past Due 90 Days or More and Still Accruing Interest	$6,114	$8,755	$14,528	$13,907	$2,991

Allowance for Loan and Lease Losses	$1,387,575	$1,480,470	$1,202,167	$496,191	$420,610

Consolidated Statistics
Net Charge-offs to Average Loans and Leases	4.49%	4.26%	2.74%	0.59%	0.10%
Total Nonperforming Loans and Leases to Total Loans and Leases	4.24	4.62	3.05	1.48	0.63
Total Nonperforming Assets to Total Loans and Leases and Other Real Estate Owned	5.11	5.54	3.67	1.73	0.69
Allowance for Loan and Lease Losses to Total Loans and Leases	3.75	3.35	2.41	1.07	1.00
Allowance for Loan and Lease Losses to Nonaccrual Loans and Leases (Excluding Nonaccrual Loans Held for Sale)	90	75	82	72	159

Credit Quality Trends

The Corporation’s credit quality statistics as of and for the year ended December 31, 2010 reinforced recent trends with additional positive evidence that the Corporation has experienced credit improvement.  Those trends included the following:

Nonaccrual loans and leases, which the Corporation refers to as nonperforming loans and leases, are considered to be those loans and leases with the greatest risk of loss.  Nonperforming loans and leases reached their highest reported quarter-end balance of $2,416.1 million or 5.01% of consolidated loans and leases at June 30, 2009, which was the tenth consecutive quarterly increase in nonperforming loans and leases since December 31, 2006.  Since June 30, 2009, nonperforming loans and leases have declined each consecutive quarter-end and amounted to $1,567.7 million or 4.24% of consolidated loans and leases at December 31, 2010, a decrease of $477.1 million or 23.3% since December 31, 2009 and a decrease of $848.4 million or 35.1% since June 30, 2009.

The amount of loans and leases that were placed on nonperforming status in 2010 amounted to $2,631.0 million compared to $4,208.2 million in 2009, a decrease of $1,577.2 million or 37.5%.  The amount of loans and leases that were placed on nonperforming status in the fourth quarter of 2010 amounted to $637.6 million compared to $707.1 million in the third quarter of 2010, a decrease of $69.5 million or 9.8%.

Loans past due 30-89 days, excluding credit card loans, student loans and loans in nonperforming status, which the Corporation refers to as early stage delinquencies, decreased $107.7 million or 20.0% at December 31, 2010 compared to December 31, 2009 and decreased $75.8 million or 14.9% at December 31, 2010 compared to September 30, 2010.  At December 31, 2010, early stage delinquencies were $431.4 million or 1.2% of total loans and leases compared to $539.1 million or 1.2% at December 31, 2009 and $507.2 million or 1.3% at September 30, 2010.  Early stage delinquencies amounted to $1,477.0 million or 3.0% of outstanding loans and leases at March 31, 2009.  Since March 31, 2009, early stage delinquencies have decreased $1,045.6 million or 70.8%.

Included in net charge-offs and the provision for loan and lease losses for the year ended December 31, 2010 was the impact of bringing one credit relationship toward a final resolution.  That credit relationship consisted of multiple geographically dispersed commercial real estate loans related to the hospitality/lodging industry (“the hospitality/lodging loans”).  In conjunction with the actions taken towards that resolution, two commercial real estate loans aggregating $83.2 million were transferred from accruing renegotiated loans to nonperforming loans and $209.4 million was charged off across all of the related commercial real estate loans based on a sale disposition strategy.  An additional provision for loan and lease losses of $94.6 million was recorded in 2010 for the shortfall over the amounts reserved in prior periods that resulted from the valuation based on a sale disposition strategy.  Management does not believe this credit event is indicative of a trend because the Corporation has no other outstanding credit exposure with the size and characteristics that resemble this one credit relationship.  The actions taken by the Corporation in connection with the hospitality/lodging loans adversely affected the reported amounts of net charge-offs, provision for loan and lease losses and the amount of loans and leases that went into nonperforming status for the year ended December 31, 2010, but significantly contributed to the decrease in nonperforming loans and accruing renegotiated loans at December 31, 2010.

Nonperforming Loans and Leases

At December 31, 2010, total nonperforming loans and leases amounted to $1,567.7 million or 4.24% of consolidated loans and leases compared to $2,044.8 million or 4.62% of consolidated loans and leases at December 31, 2009, a decrease of $477.1 million or 23.3%. Included in nonperforming loans and leases at December 31, 2010 and 2009 were $238.1 million and $272.1 million, respectively, of nonperforming renegotiated loans.

The Corporation’s policy for determining when a loan is impaired and placed on nonaccrual status is described in Note 2 in Notes to Consolidated Financial Statements in Consolidated Financial Statements and Supplementary Data for years ended December 31, 2010, 2009 and 2008.

At December 31, 2010, approximately $504.9 million or 32.2% of the Corporation’s total nonperforming loans and leases were less than 30 days past due.  In addition, approximately $108.4 million or 6.9% of the Corporation’s total nonperforming loans and leases were greater than 30 days past due but less than 90 days past due at December 31, 2010.  In total, approximately $613.3 million or 39.1% of the Corporation’s total nonperforming loans and leases were less than 90 days past due at December 31, 2010.  By comparison, at December 31, 2009, approximately $517.8 million or 25.3% of the Corporation’s total nonperforming loans and leases were less than 30 days past due.  In addition, approximately $169.4 million or 8.3% of the Corporation’s total nonperforming loans and leases were greater than 30 days past due but less than 90 days past due at December 31, 2009.  In total, approximately $687.2 million or 33.6% of the Corporation’s total nonperforming loans and leases were less than 90 days past due at December 31, 2009.

Due to the stress in the real estate markets, which includes elevated levels of delinquencies and volatile real estate values, the adequacy of collateral securing the loan becomes a much more important factor in determining expected loan performance.  These factors resulted in the Corporation’s loan and lease portfolio experiencing significantly higher incidences of default and a significant increase in loss severity especially in 2009 and 2008.

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

The Corporation continues to work aggressively to isolate, identify and assess its underlying loan and lease portfolio credit quality and has developed and continues to develop strategies to reduce and mitigate its loss exposure.  During 2010, the Corporation sold $268.0 million of nonperforming and $23.0 million of potential problem loans.  At December 31, 2010, the Corporation held for sale $23.4 million of nonperforming loans and $8.6 million of potential problem loans.  Those loans were charged down to their net realizable value when they were classified as held for sale.

The following table shows the Corporation’s nonperforming loans and leases by type of loan or lease, including nonaccrual loans held for sale, at December 31, 2010 and 2009:

Major Categories of Nonperforming Loans and Leases ($ in millions)

	December 31, 2010				December 31, 2009
	Loans & Leases	Percent of Total Loans & Leases	Non- performing Loans & Leases	Percent Non- performing to Loan & Lease Type	Loans & Leases	Percent of Total Loans & Leases	Non- performing Loans & Leases	Percent Non- performing to Loan & Lease Type
Commercial Loans & Leases	$11,623	31.4%	$190.3	1.64%	$12,950	29.3%	$350.5	2.71%
Real Estate:
Commercial Real Estate	12,401	33.5	572.8	4.62	13,646	30.9	584.9	4.29
Residential Real Estate	4,341	11.7	273.8	6.31	4,969	11.2	206.1	4.15
Construction and Development:
Commercial Construction	1,179	3.2	153.2	12.99	2,414	5.5	227.3	9.42
Commercial Land	692	1.9	91.8	13.26	843	1.9	122.9	14.59
Construction by Developers	188	0.5	54.4	28.92	408	0.9	100.1	24.53
Residential Land	1,074	2.9	127.7	11.90	1,574	3.5	273.4	17.37
Construction by Individuals	69	0.2	8.8	12.71	300	0.7	83.7	27.92
Construction and Development	3,202	8.7	435.9	13.61	5,539	12.5	807.4	14.58
Total Real Estate	19,944	53.9	1,282.5	6.43	24,154	54.6	1,598.4	6.62
Consumer Loans & Leases:
Home Equity Loans and Lines of Credit	4,213	11.4	88.2	2.09	4,715	10.7	84.9	1.80
Other Consumer Loans and Leases	1,219	3.3	6.7	0.55	2,399	5.4	11.0	0.46
Total Consumer Loans & Leases	5,432	14.7	94.9	1.75	7,114	16.1	95.9	1.35
Total Loans & Leases	$36,999	100.0%	$1,567.7	4.24%	$44,218	100.0%	$2,044.8	4.62%

Every major category of loans and leases experienced a decline in the amount of nonperforming loans and leases at December 31, 2010 compared to December 31, 2009 except for residential real estate loans and home equity loans and lines of credit.

Consistent with recent quarters, nonperforming real estate loans were the primary source of the Corporation’s nonperforming loans and leases and represented approximately 81.8% of total nonperforming loans and leases at December 31, 2010 compared to approximately 78.2% of total nonperforming loans and leases at December 31, 2009.  Nonperforming real estate loans amounted to $1,282.5 million at December 31, 2010 compared to $1,598.4 million at December 31, 2009, a decrease of $315.9 million or 19.8%.  Nonperforming real estate loans consisted of the following categories:

Nonperforming commercial real estate loans amounted to $572.8 million at December 31, 2010 compared to $584.9 million at December 31, 2009, a decrease of $12.1 million or 2.1%.  Included in the category of nonperforming commercial real estate loans are nonperforming business real estate, multifamily and farmland loans.  Nonperforming business real estate loans decreased $64.8 million or 15.8% at December 31, 2010 compared to December 31, 2009. The decrease in the nonperforming hospitality/lodging loans previously discussed was approximately $159.1 million at December 31, 2010 compared to December 31, 2009. Nonperforming multifamily loans increased $48.0 million or 30.1% at December 31, 2010 compared to December 31, 2009. Business and multifamily real estate loans outside the Corporation’s primary markets continued to exhibit stress. Nonperforming farmland loans increased $4.7 million at December 31, 2010 compared to December 31, 2009.

Nonperforming residential real estate (1-4 family) loans increased $67.7 million or 32.9% at December 31, 2010 compared to December 31, 2009 and amounted to $273.8 million or 6.31% of total residential real estate loans at December 31, 2010, compared to $206.1 million or 4.15% of total residential real estate loans at December 31, 2009.  Elevated levels of unemployment have continued to be a source of economic stress for this portfolio.  Nonperforming residential real estate loans in Arizona were $169.4 million or

61.9% of total nonperforming residential real estate loans at December 31, 2010 and accounted for the majority of the increase in nonperforming residential real estate loans from December 31, 2009 to December 31, 2010.

Since December 31, 2009, nonperforming construction and development loans have declined at each consecutive quarter-end and amounted to $435.9 million at December 31, 2010 compared to $807.4 million at December 31, 2009, a decrease of $371.5 million or 46.0%. The decrease in nonperforming construction and development loans was primarily due to reduced levels of new nonperforming loans, loan sales and charge-offs.  The reduced levels of new nonperforming construction and development loans reflect the decline in volume of new larger construction loans transferring to nonperforming status, especially in Florida and Arizona.  Nonperforming construction and development loans represented 34.0% of the Corporation’s nonperforming real estate loans and 27.8% of the Corporation’s total nonperforming loans and leases at December 31, 2010.  By comparison, nonperforming construction and development loans represented 50.5% of the Corporation’s nonperforming real estate loans and 39.5% of the Corporation’s total nonperforming loans and leases at December 31, 2009.  Nonperforming construction and development loans in Florida and Arizona accounted for $173.4 million or 39.8% of total nonperforming construction and development loans at December 31, 2010.

Nonperforming consumer loans and leases amounted to $94.9 million at December 31, 2010 compared to $95.9 million at December 31, 2009, a decrease of $1.0 million or 1.0%.  Nonperforming consumer loans and leases as a percent of total consumer loans and leases were 1.75% at December 31, 2010 and 1.35% at December 31, 2009. The modest increase reflects the effect of lingering elevated levels of unemployment that have continued to be a source of economic stress for consumers.

The following table presents a geographical summary of nonperforming loans and leases, including nonaccrual loans held for sale, at December 31, 2010 and 2009:

Geographical Summary of Nonperforming Loans & Leases ($ in millions)

	December 31, 2010
	Loans & Leases	Percent of Total Loans & Leases	Non- performing Loans & Leases	Percent Non- performing to Loan & Lease by State
Wisconsin	$14,713	39.8%	$309.4	2.10%
Arizona	4,131	11.2	314.7	7.62
Minnesota	4,072	11.0	165.8	4.07
Missouri	2,695	7.3	80.3	2.98
Florida	2,076	5.6	213.3	10.28
Indiana	1,577	4.2	40.2	2.55
Kansas	730	2.0	41.1	5.63
Others	7,005	18.9	402.9	5.75
Total	$36,999	100.0%	$1,567.7	4.24%

	December 31, 2009
	Loans & Leases	Percent of Total Loans & Leases	Non- performing Loans & Leases	Percent Non- performing to Loan & Lease by State
Wisconsin	$16,551	37.4%	$401.7	2.43%
Arizona	5,338	12.1	431.4	8.08
Minnesota	4,724	10.7	148.5	3.14
Missouri	3,232	7.3	158.7	4.91
Florida	2,719	6.1	307.5	11.31
Indiana	1,610	3.6	35.9	2.23
Kansas	1,084	2.5	47.5	4.38
Others	8,960	20.3	513.6	5.73
Total	$44,218	100.0%	$2,044.8	4.62%

At December 31, 2010, nonperforming loans in Arizona amounted to $314.7 million or 7.62% of loans outstanding in Arizona compared to $431.4 million or 8.08% of loans outstanding in Arizona at December 31, 2009, a decrease in nonperforming loans of $116.7 million or 27.1%.  Nonperforming loans in Arizona represented 20.1% of total consolidated nonperforming loans and leases at December 31, 2010 and continue to be one of the largest concentrations of nonperforming loans in the Corporation’s loan and lease portfolio.  Nonperforming residential real estate loans in Arizona increased $48.3 million or 39.9% during 2010 and amounted to $169.4 million or 53.8% of nonperforming loans in Arizona at December 31, 2010 compared to $121.1 million or 28.1% of nonperforming loans in Arizona at December 31, 2009.  Nonperforming construction and development loans in Arizona decreased $155.2 million or 65.9% during 2010 and amounted to $80.2 million or 25.5% of nonperforming loans in Arizona at December 31, 2010 compared to $235.4 million or 54.6% of nonperforming loans in Arizona at December 31, 2009.

The largest geographic concentration of loans and leases in the Corporation’s loan and lease portfolio is in Wisconsin.  The Wisconsin loan and lease portfolio has consistently maintained the lowest percent of nonperforming loans and leases to total loans and leases compared to the Corporation’s other markets.  Consistent with the Corporation’s total loan and lease portfolio, loans and leases in Wisconsin have experienced some elevated levels of stress across the portfolio but generally have performed better than the Corporation’s other markets.  Nonperforming loans in Wisconsin represented 19.7% of total consolidated nonperforming loans at December 31, 2010.

Nonperforming loans and leases in Wisconsin amounted to $401.7 million or 2.43% of total loans and leases outstanding in Wisconsin at December 31, 2009.  Nonperforming loans and leases in Wisconsin decreased $92.3 million or 23.0% from December 31, 2009 to December 31, 2010.  Approximately $50.0 million of that decrease was associated with a loan to a bank holding company that was charged-off during the first quarter of 2010.

Loans and leases in Minnesota and Indiana have experienced some elevated levels of stress. The increase in nonperforming loans in Minnesota at December 31, 2010 compared to December 31, 2009 was primarily attributable to commercial real estate and residential real estate loans placed on nonperforming status during 2010.  The increase in nonperforming loans in Indiana at December 31, 2010 compared to December 31, 2009 was generally across all loan types except commercial loans. Nonperforming loans and leases in Kansas and Missouri decreased across most loan types in 2010 compared to 2009 except for nonperforming residential real estate loans.

Nonperforming loans in Florida amounted to $213.3 million at December 31, 2010 compared to $307.5 million at December 31, 2009, a decrease of $94.2 million or 30.6%.  Nonperforming loans in Florida represented 13.6% of total consolidated nonperforming loans at December 31, 2010.  Nonperforming commercial real estate loans in Florida decreased $17.9 million or 19.5% during 2010 and amounted to $74.0 million or 34.7% of nonperforming loans in Florida at December 31, 2010 compared to $91.9 million or 29.9% of nonperforming loans in Florida at December 31, 2009.  Nonperforming construction and development loans in Florida decreased $77.6 million or 45.4% during 2010 and amounted to $93.2 million or 43.7% of nonperforming loans in Florida at December 31, 2010 compared to $170.8 million or 55.5% of nonperforming loans in Florida at December 31, 2009. Consistent with the trends exhibited in the Corporation’s other markets, nonperforming residential real estate loans increased in 2010 compared to 2009.

Nonperforming loans outside of the Corporation’s primary markets amounted to $402.9 million at December 31, 2010 compared to $513.6 million at December 31, 2009, a decrease in nonperforming loans of $110.7 million or 21.5%.  The decrease in the nonperforming hospitality/lodging loans previously discussed was approximately $121.9 million at December 31, 2010 compared to December 31, 2009. In addition, nonperforming construction and development loans outside of the Corporation’s primary markets decreased $77.4 million or 38.4% at December 31, 2010 compared to December 31, 2009. Business and multifamily real estate loans outside the Corporation’s primary markets continued to exhibit stress in 2010.

Other Real Estate Owned (OREO)

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans.  Activity relating to OREO for the three years ended December 31, 2010 consisted of the following:

	Years Ended December 31, ($ in millions)
	2010	2009	2008
Other Real Estate Owned (OREO):
Beginning Balance	$430.8	$320.9	$115.1
Additions, Net of Initial Write-Downs	460.6	534.3	343.8
Dispositions	(475.5)	(322.8)	(93.2)
Capitalized Costs	6.1	7.5	10.8
Valuation Adjustments	(82.5)	(109.1)	(55.6)
Ending Balance	$339.5	$430.8	$320.9

Write-downs at initial transfer from loans to OREO are recorded as charge-offs.  Valuation adjustments after the initial transfer, which are included as a component of Net OREO Expenses in the Consolidated Statements of Income, reflect the decline in real estate values due to the economy and elevated levels of unemployment and other real estate market conditions at the measurement date.

At December 31, 2010, properties acquired in partial or total satisfaction of problem loans, based on loan type, consisted of construction and development of $202.3 million, 1-4 family residential real estate of $54.3 million and commercial real estate of $82.9 million.  At December 31, 2009, properties acquired in partial or total satisfaction of problem loans, based on loan type, consisted of construction and development of $336.9 million, 1-4 family residential real estate of $31.6 million and commercial real estate of $62.3 million.  OREO in Arizona represented approximately 17.8%, 43.1% and 50.8% of total OREO at December 31, 2010, 2009 and 2008, respectively.  As a result of the soft real estate market and the increased possibility of foreclosures due to the elevated levels of nonperforming loans, management expects that OREO will remain at elevated levels in future quarters.

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

Assuming all the other TDR criteria are met, the Corporation considers one or a combination of the following concessions to the loan terms to be a TDR:  (1) a reduction of the stated interest rate, (2) an extension of the contractual maturity at a stated interest rate lower than the current market rate for a new loan with a similar term, or (3) forgiveness of principal or accrued interest.

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

Accruing troubled debt restructured loans, which the Corporation refers to as “accruing renegotiated loans,” amounted to $548.4 million at December 31, 2010 compared to $793.5 million at December 31, 2009.  At December 31, 2010, approximately 26.1% of accruing renegotiated loans were restructured at market interest rates and could be eligible to be transferred out of renegotiated status at the beginning of next year if their payments remain current according to the restructured terms and were current at the end of the year.  Irrespective of their classification, these loans are specifically assessed for impairment for purposes of determining the allowance for loan and lease losses.

After restructuring, renegotiated loans result in lower payments than originally required and therefore have a lower risk of loss due to nonperformance than loans classified as nonperforming.  The Corporation’s instances of default and re-default on consumer-related renegotiated loans have been relatively favorable compared with data published by national bank and thrift regulators.

At December 31, 2010, the re-default rates for those consumer-related renegotiated loans that were restructured between June 2008 and December 2009 by loan type were as follows:

Re-default Rates on Consumer-Related Renegotiated Loans

December 31,
2010
Residential Real Estate	28.5%
Consumer Construction and Development:
Residential Land	56.9
Construction by Individuals	65.6
Total Consumer Construction and Development	57.2
Other Consumer:
Home Equity Loans and Lines of Credit	19.8
Other Consumer	17.8
Total Other Consumer	19.1
Total Consumer-Related Re-default	33.0%

The Corporation attributes this experience to its processes used to determine a reasonable repayment program for qualified borrowers and its policy of requiring such borrowers to demonstrate the ability to make the restructured payments for a specified period of time before the loan is transferred to accruing renegotiated status.  The Corporation’s experience with renegotiated loan performance does not encompass an extended period of time.  The Corporation generally has not observed a consistent pattern on the frequency of re-defaults based on the passage of time.  Based on the Corporation’s limited experience, the timing of re-defaults on consumer-related renegotiated loans appear to be more attributable to some event such as loss of employment.  Irrespective of the Corporation’s procedures and policies, payment performance will continue to be adversely affected by unexpected increases and prolonged levels of elevated unemployment.

At December 31, 2010 and 2009, the delinquency status of the Corporation’s accruing renegotiated loans was as follows:

Accruing Renegotiated Loans Delinquency Status
($000’s)

	December 31,
Days Past Due	2010	2009
Current	$500,470	$731,859
30-89	47,966	61,600
90 +	—	—
Total	$548,436	$793,459

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

Successful performance results in a formal restructuring agreement, at which time the restructured loan will return to an accrual status.

The following table shows the Corporation’s accruing renegotiated loans by type of loan at December 31, 2010 and 2009.

Major Categories of Accruing Renegotiated Loans ($ in millions)

	December 31, 2010		December 31, 2009
	Accruing Renegotiated Loans	Percent of Total Accruing Renegotiated Loans	Accruing Renegotiated Loans	Percent of Total Accruing Renegotiated Loans
Commercial	$24.3	4.4%	$46.3	5.8%
Real Estate
Commercial Real Estate	101.2	18.5	90.9	11.5
Residential Real Estate	263.8	48.1	397.0	50.0
Construction and Development:
Commercial Construction	9.7	1.8	—	—
Commercial Land	3.8	0.7	1.3	0.2
Construction by Developers	11.6	2.1	3.5	0.4
Residential Land	79.9	14.6	125.6	15.8
Construction by Individuals	2.0	0.3	17.5	2.2
Total Construction and Development	107.0	19.5	147.9	18.6
Total Real Estate	472.0	86.1	635.8	80.1
Consumer Loans
Home Equity Loans & Lines of Credit	48.6	8.9	106.5	13.5
Other Consumer Loans	3.5	0.6	4.9	0.6
Total Consumer Loans	52.1	9.5	111.4	14.1
Total Accruing Renegotiated Loans	$548.4	100.0%	$793.5	100.0%

At December 31, 2010, consumer-related accruing renegotiated loans (residential real estate, residential land, construction by individuals, home equity loans and lines of credit and other consumer loans) represented 72.5% of total accruing renegotiated loans.  By comparison, at December 31, 2009, consumer-related accruing renegotiated loans represented 82.1% of total accruing renegotiated loans.

Total accruing renegotiated loans amounted to $548.4 million at December 31, 2010 compared to $793.5 million at December 31, 2009, a decrease of $245.1 million or 30.9%.  In addition to normal activity, that decline reflects the effect of approximately $189.0 million of renegotiated loans that were transferred out of renegotiated status to performing loans during the first quarter of 2010.

The amount of accruing renegotiated loans that were placed in nonperforming status for the year ended December 31, 2010 amounted to $275.6 million compared to $334.2 million for the year ended December 31, 2009, a decrease of $58.6 million or 17.6%. Included in the amount of accruing renegotiated loans that were placed in nonperforming status in 2010 were two commercial real estate loans aggregating $83.2 million that were transferred in conjunction with the actions taken toward a final resolution of the previously discussed single credit relationship that consisted of multiple geographically dispersed commercial real estate loans related to the hospitality/lodging industry.

The Corporation has determined that it will be less likely to restructure significant amounts of commercial, commercial real estate and construction and development loans in the future as economic conditions have demonstrated that once a degree of stress becomes evident in a project, the likelihood of a successful outcome is greatly diminished.  Unlike commercial and commercial real estate loans, the Corporation believes the restructuring process has been successful with respect to residential real estate and consumer home mortgage loans.

The following table shows the geographical summary of the Corporation’s accruing renegotiated loans at December 31, 2010 and 2009.

Geographical Summary of Accruing Renegotiated Loans ($ in millions)

	December 31, 2010		December 31, 2009
	Accruing Renegotiated Loans	Percent of Total Accruing Renegotiated Loans	Accruing Renegotiated Loans	Percent of Total Accruing Renegotiated Loans
Wisconsin	$52.9	9.6%	$54.2	6.8%
Arizona	309.2	56.4	454.8	57.3
Minnesota	37.7	6.9	30.5	3.8
Missouri	36.0	6.6	12.2	1.5
Florida	26.4	4.8	25.5	3.2
Indiana	7.6	1.4	7.5	0.9
Kansas	0.6	0.1	2.1	0.3
Others	78.0	14.2	206.7	26.2
Total	$548.4	100.0%	$793.5	100.0%

The majority of the accruing renegotiated loans have been originated in the Arizona market.  At December 31, 2010, approximately $285.7 million or 92.4% of Arizona accruing renegotiated loans related to consumer-related loans.

Accruing renegotiated loans located outside of the Corporation’s primary markets amounted to $78.0 million at December 31, 2010 compared to $206.7 million at December 31, 2009, a decrease of $128.7 million or 62.2%.  That decline reflects payments and the transfer of $83.2 million of accruing renegotiated commercial real estate loans to nonperforming status as previously discussed.

Past Due Loans and Leases

Loans 90 days past due and still accruing interest amounted to $6.1 million at December 31, 2010 compared to $8.8 million at December 31, 2009.

Delinquency can be an indicator of potential problem loans and leases.  At December 31, 2010, early stage delinquencies amounted to $431.4 million or 1.2% of total loans and leases outstanding compared to $539.1 million or 1.2% of total loans and leases outstanding at December 31, 2009, a decrease of $107.7 million or 20.0%.  Early stage delinquencies peaked at March 31, 2009 and amounted to $1,477.0 million or 3.0% of total loans and leases outstanding. Management expects that a stabilized level for early stage delinquencies will be in the range of 1.5% of total loans and leases outstanding.

The following table presents the reconciliation of the consolidated allowance for loan and lease losses for the year ended December 31, 2010, as well as selected comparative years:

Reconciliation of Consolidated Allowance for Loan and Lease Losses ($000’s)

	2010	2009	2008	2007	2006
Allowance for Loan and Lease Losses at Beginning of Year	$1,480,470	$1,202,167	$496,191	$420,610	$363,769
Provision for Loan and Lease Losses	1,758,888	2,314,649	2,037,707	319,760	50,551
Allowance of Banks and Loans Acquired	—	—	32,110	11,713	45,258
Loans and Leases Charged-off:
Commercial	330,743	436,560	169,566	83,191	16,280
Real Estate	1,552,345	1,590,848	1,186,447	163,932	22,740
Personal	50,488	60,014	36,232	22,335	14,547
Leases	1,991	5,672	2,184	1,887	1,863
Total Charge-offs	1,935,567	2,093,094	1,394,429	271,345	55,430

Recoveries on Loans and Leases:
Commercial	20,710	19,741	7,125	6,401	6,910
Real Estate	54,044	28,698	16,440	2,876	2,685
Personal	8,043	5,828	5,237	4,259	4,247
Leases	987	2,481	1,786	1,917	2,620
Total Recoveries	83,784	56,748	30,588	15,453	16,462
Net Charge-offs	1,851,783	2,036,346	1,363,841	255,892	38,968
Allowance for Loan and Lease Losses at End of Year	$1,387,575	$1,480,470	$1,202,167	$496,191	$420,610

Summary of Net Charge-Offs on Loans and Leases
Year Ended December 31, ($000’s)

	2010	2009	2008
Net Charge-offs:
Commercial Loans and Leases	$310,656	$418,978	$162,319
Commercial Real Estate	578,174	237,251	99,982
Residential Real Estate	167,798	354,808	38,870
Construction and Development	623,516	853,510	986,447
Home Equity Loans and Lines of Credit	128,813	116,581	44,708
Personal Loans and Leases	42,826	55,218	31,515
Total Net Charge-offs	$1,851,783	$2,036,346	$1,363,841

Net charge-offs amounted to $1,851.8 million or 4.49% of average loans and leases in 2010 compared to $2,036.3 million or 4.26% of average loans and leases in 2009 and $1,363.8 million or 2.74% of average loans and leases in 2008.  The net charge-offs for the periods presented in the table above include the net charge-offs related to the loans that were sold during 2010 and 2009.

Included in commercial real estate net charge-offs for the year ended December 31, 2010 was the impact of bringing one credit relationship toward a final resolution.  That credit relationship consisted of multiple geographically dispersed commercial real estate loans related to the hospitality/lodging industry.  In conjunction with the actions taken towards that resolution, $209.4 million was charged-off across all of the related commercial real estate loans based on a sale disposition strategy.

Included in net charge-offs for commercial loans and leases for the year ended December 31, 2010 was approximately $76.6 million in charge-offs related to loans to certain bank holding companies, of which $50.0 million was related to one bank holding company loan.  Included in net charge-offs for the year ended December 31, 2009 were charge-offs related to loans to certain bank holding companies that amounted to $159.8 million.

Included in total net charge-offs for the year ended December 31, 2009 were $185.4 million in net charge-offs related to the bulk sale of a pool of consumer loans, of which $184.5 million were residential real estate loans net charge-offs.

Excluding the charge-offs for the commercial real estate loans related to the hospitality/lodging industry, the loans to bank holding companies and net charge-offs related to the bulk sale of a pool of consumer loans, net charge-offs amounted to $1,565.8 million or 3.80% of average loans and leases in 2010 compared to $1,691.1 million or 3.54% of average loans and leases in 2009, a decrease of $125.3 million or 7.4%. That decrease in net charge-offs was experienced across all loan types except net charge-offs for commercial real estate loans and home equity loans.  Net charge-offs on construction and development loans experienced the largest decrease in 2010 compared to 2009.

Net charge-offs for construction and development loans amounted to $623.5 million for the year ended December 31, 2010 compared to $853.5 million for the year ended December 31, 2009, a decrease of $230.0 million or 26.9%. Net charge-offs for construction and development loans represented 33.7% of total net charge-offs in 2010 and, consistent with the prior two years, continued to be the largest concentration of net charge-offs across the various loan types.

Net charge-offs for commercial real estate loans represented 31.2% of total net charge-offs in 2010.  Excluding the hospitality/lodging loan charge-offs, net charge-offs for commercial real estate loans amounted to $368.8 million for the year ended December 31, 2010 compared to $237.2 million for the year ended December 31, 2009, an increase of $131.6 million or 55.4%.  Approximately $85.5 million of that increase related to loans for commercial and industrial developments and $52.1 million of that increase related to loans for residential real estate developments such as multi-family and residential condominium developments. Within loans for commercial and industrial developments, net charge-offs associated with loans for retail trade, offices and recreation exhibited the largest increase in net charge-offs in 2010 compared to 2009. Like other bank holding companies, this portfolio experienced increased stress across all of the Corporation’s markets in 2010.

The majority of the Corporation’s net charge-offs in 2010 and 2009 were attributable to loans in Arizona, Florida and loans outside the Corporation’s primary markets. Net charge-offs related to loans in Arizona, Florida and loans outside the Corporation’s primary markets amounted to $1,082.9 million or 69.2% of total net charge-offs of $1,565.8 million in 2010, excluding the charge-offs for the commercial real estate loans related to the hospitality/lodging industry and loans to bank holding companies. By comparison, net charge-offs related to loans in Arizona, Florida and loans outside the Corporation’s primary markets amounted to $1,319.8 million or 78.0% of total net charge-offs of $1,691.1 million in 2009, excluding the charge-offs for the loans to bank holding companies and net charge-offs related to the bulk sale of a pool of consumer loans. Although net charge-offs in Arizona, Florida and net charge-offs outside the Corporation’s primary markets continued to be the largest geographical proportion of the Corporation’s net charge-offs, the amount of net charge-offs in Arizona and net charge-offs outside the Corporation’s primary markets decreased in 2010.  Net charge-offs in Arizona and net charge-offs outside the Corporation’s primary markets in 2010 decreased $288.7 million or 26.2% compared to 2009. Net charge-offs in the Corporation’s primary markets, other than Arizona, increased in 2010 compared to 2009 due to the increased stress in commercial real estate loans.

 While there were signs of improvement, real estate related loans continued to be the primary source of the elevated levels in nonperforming loans and leases and net charge-offs in 2010. Real estate related loans represented the majority of the Corporation’s nonperforming loans and leases at December 31, 2010.  In a stressed real estate market, the value of the collateral securing the loans has become one of the most important factors in determining the amount of loss incurred and the appropriate amount of allowance for loan and lease losses to record at the measurement date.  The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote.  However, in many cases, rapidly declining real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loan which has required additional charge-offs.  Declining or reduced collateral values have significantly contributed to the elevated levels of net charge-offs and the elevated levels in the provision for loan and lease losses that the Corporation experienced over the past three years.

Partial Charge-Offs

The Corporation’s accounting policies for charge-offs are described in Note 2 in Notes to Consolidated Financial Statements. Consistent with regulatory guidance and the Corporation’s loan policy, charge-offs are taken when specific loans, or portions thereof, are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  The Corporation’s policy is to promptly charge these loans off in the period the uncollectible loss amount is reasonably determined. The charge-off does not mean that the asset has no recovery or salvage value, but rather that it is not practical to defer writing down this loan when available information confirms that the loan or a portion thereof, is uncollectible.

The amount of cumulative net charge-offs recorded on the Corporation’s nonperforming loans outstanding at December 31, 2010 was approximately $876.2 million or 52.3% of the unpaid principal balance of the affected nonperforming loans.

The Corporation’s nonperforming loans and leases at December 31, 2010 and 2009 consisted of the following ($000’s):

	December 31, 2010		December 31, 2009
Nonperforming Loans and Leases	Amount	Percent of Total Nonperforming Loans and Leases	Amount	Percent of Total Nonperforming Loans and Leases
Nonaccrual Loans and Leases With Partial Charge-Offs	$779,623	49.7%	$717,196	35.1%
Nonaccrual Loans and Leases Without Partial Charge-Offs	764,588	48.8	1,269,885	62.1
Total Nonaccrual Loans and Leases	1,544,211		1,987,081
Nonaccrual Loans Held for Sale	23,448	1.5	57,670	2.8
Total Nonperforming Loans and Leases	$1,567,659	100.0%	$2,044,751	100.0%

The result of recording partial charge-offs on nonperforming loans and leases had the following impact on certain credit quality statistics at December 31, 2010 and 2009:

	Total Nonperforming Loans and Leases
	December 31, 2010		December 31, 2009
Consolidated Credit Quality Statistics	Including Nonperforming Loans and Leases With Partial Charge-Offs	Excluding Nonperforming Loans and Leases With Partial Charge-Offs	Including Nonperforming Loans and Leases With Partial Charge-Offs	Excluding Nonperforming Loans and Leases With Partial Charge-Offs
Total Nonperforming Loans and Leases to Total Loans and Leases	4.24%	2.08%	4.62%	2.88%
Allowance for Loan and Lease Losses to Total Loans and Leases	3.75%	3.83%	3.35%	3.41%
Allowance for Loan and Lease Losses to Nonperforming Loans and Leases (Excluding Nonaccrual Loans Held for Sale)	90%	181%	75%	117%

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

Allocation of the Allowance for Loan and Lease Losses ($000’s)

The following table presents the allocation of the consolidated allowance for loan and lease losses at December 31, 2010, as well as selected comparative years:

	December 31, 2010		December 31, 2009		December 31, 2008
	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases
Balance at end of period applicable to:
Commercial, Financial & Agricultural	$382,180	30.3%	$287,402	28.2%	$183,194	29.8%
Real Estate
Commercial Mortgage	483,554	38.6	448,551	38.2	364,723	35.2
Residential Mortgage	478,158	26.7	690,316	27.1	599,882	29.6
Personal	40,510	3.1	51,718	5.1	46,716	3.9
Lease Financing	3,173	1.3	2,483	1.4	7,652	1.5
Total	$1,387,575	100.0%	$1,480,470	100.0%	$1,202,167	100.0%

	December 31, 2007		December 31, 2006
	Amount	Percent of Loans and Leases to Total Loans and Leases	Amount	Percent of Loans and Leases to Total Loans and Leases
Balance at end of period applicable to:
Commercial, Financial & Agricultural	$205,258	29.8%	$251,475	28.7%
Real Estate
Commercial Mortgage	185,601	34.7	83,510	34.2
Residential Mortgage	46,755	30.6	20,454	31.9
Personal	26,889	3.3	18,434	3.5
Lease Financing	31,688	1.6	46,737	1.7
Total	$496,191	100.0%	$420,610	100.0%

See Note 9 in Notes to Consolidated Financial Statements for additional information on the allocation of the consolidated allowance for loan and lease losses at December 31, 2010.

Provision for Loan and Lease Losses

Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $1,758.9 million for the year ended December 31, 2010.  By comparison, the provision for loan and lease losses amounted to $2,314.6 million in 2009 and $2,037.7 million in 2008.  The provision for loan and lease losses is the amount required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.  The ratio of the allowance for loan and lease losses to total loans and leases was 3.75% at December 31, 2010 compared to 3.35% at December 31, 2009 and 2.41% at December 31, 2008.

Included in net charge-offs and the provision for loan and lease losses for the year ended December 31, 2010 was the impact of bringing one credit relationship toward a final resolution.  That credit relationship consisted of multiple geographically dispersed commercial real estate loans related to the hospitality/lodging industry.  In conjunction with the actions taken towards that resolution, two commercial real estate loans aggregating $83.2 million were transferred from accruing renegotiated loans to nonperforming loans and $209.4 million was charged-off across all of the related commercial real estate loans based on a sale disposition strategy.  An additional provision for loan and lease losses of $94.6 million was recorded in 2010 for the shortfall over prior period reserved amounts that resulted from the valuation based on the sale disposition strategy.

At December 31, 2010, the allowance for loan and lease losses amounted to $1,387.6 million or 3.75% of total loans and leases compared to $1,480.5 million or 3.35% of total loans and leases at December 31, 2009.  The decrease in the allowance for loan and lease losses in 2010 of $92.9 million compared to 2009 reflects the lower amount of loans and leases and lower amount of nonperforming loans and leases outstanding at December 31, 2010, the other improving credit quality trends previously discussed and the utilization of prior period reserved amounts established for the hospitality/lodging loans charged off during 2010.

The Corporation’s credit quality statistics as of and for the year ended December 31, 2010 reinforced recent trends with additional positive evidence that the Corporation has experienced credit improvement. Consistent with prior quarters in 2010, during the fourth quarter of 2010, the Corporation experienced a decline in nonperforming loans for the sixth consecutive quarter, continued reduced levels of delinquencies and new loans going into nonperforming status and lower levels of net charge-offs. The reported amount of the Corporation’s nonperforming loans and leases and new loans and leases placed on nonperforming status in 2010 continue to be elevated especially in the commercial loan portfolios. The improving economy remains fragile, unemployment levels continue to be elevated and underlying collateral values continue to reflect a somewhat illiquid market. The Corporation’s allowance for loan and lease losses at December 31, 2010 has taken these factors into consideration.

Management expects that these trends will continue.  Management also expects that continuing credit improvement along with continued improvement in the economy and a reduction or stabilization in unemployment would result in lower provisions for loan and lease losses and a reduced allowance for loan and lease losses in future quarters.  There are numerous unknown factors at this time that will ultimately affect the timing and amount of nonperforming loans and leases, net charge-offs and the provision for loan and lease losses that will be recognized in 2011.  The timing and amount of charge-offs will continue to be influenced by loan sales and the Corporation’s other strategies for managing its nonperforming loans and leases.

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

Commercial Loans and Leases

	Commercial ($ in millions)
	December 31, 2010	% of Consolidated Total	December 31, 2009	% of Consolidated Total
Loans and Leases	$11,623.4	31.4%	$12,949.9	29.3%
Nonaccrual Loans and Leases	190.3	12.1	350.5	17.2
Accruing Renegotiated Loans	24.3	4.4	46.3	5.8
Loans and Leases Past Due 30-89 Days	42.1	7.8	56.9	8.0
Year-to-Date Net Charge-Offs	310.7	16.8	419.0	20.6

Commercial loans and leases are extended across many industry types that at December 31, 2010 included: manufacturing (24%), wholesale trade (15%), finance and insurance (10%), retail trade (8%), real estate (7%), construction (5%), professional (5%), agriculture (5%), transportation and warehousing (4%), management companies (3%) and health care (3%).

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

Commercial loans and leases are associated with customers located in Wisconsin (43%), Minnesota (14%), Missouri (10%), Illinois (5%), Arizona (4%), Indiana (4%), Florida (3%) and Kansas (3%).

Commercial and industrial loans continued to contract in 2010 compared to 2009.  Commercial customers appear to still be focused on expense management and debt reduction by delaying capital expenditures and reducing working capital demand.  Commercial loan commitments and credit line utilization have declined.  Commercial loan and lease balances and the demand for new credit will depend on the pace and strength of economic improvement.

Nonperforming commercial loans and leases amounted to $190.3 million at December 31, 2010 compared to $350.5 million at December 31, 2009, a net decrease of $160.2 million.

Accruing renegotiated commercial loans decreased $22.0 million or 47.4% at December 31, 2010 compared to December 31, 2009.  That decrease was primarily the result of the payout of the largest loan that was classified as an accruing renegotiated commercial loan as of December 31, 2009.  At December 31, 2010, the remaining accruing renegotiated commercial loans consisted of numerous smaller balance loans.

Charge-offs related to loans to bank holding companies amounted to $76.6 million in 2010.  Included in net charge-offs for the year ended December 31, 2010, was a charge-off of approximately $50.0 million related to a loan to one bank holding company.  That loan had been fully reserved since being placed in nonperforming status earlier in 2009.  Included in net charge-offs for the year ended December 31, 2009 were charge-offs related to loans to certain bank holding companies that amounted to $159.8 million.

The charge-offs in 2009 related to four bank holding companies and were taken due to a series of events that included:  (1) a significant deterioration in the loan portfolios of certain of these bank holding companies, (2) unanticipated difficulties or delays in capital raising transactions by certain of these bank holding companies, and (3) regulatory actions against certain of these bank holding companies.  At December 31, 2010 and 2009, loans outstanding to bank holding companies were approximately $392.9 million and $535.0 million, respectively.  At December 31, 2010, the loans outstanding to bank holding companies included $12.2 million of loans in nonperforming status and $224.4 million identified as potential problem loans.

The ratio of nonaccrual commercial loans and leases to total commercial loans and leases at December 31, 2010 was 1.64% compared to 2.71% at December 31, 2009.  The average annualized net charge-offs for commercial loans and leases over the past nine quarters based on end of period loans were 2.8%.  Excluding the charge-offs relating to loans to bank holding companies, the average annualized net charge-offs for commercial loans and leases over the past nine quarters based on end of period loans was 2.0%.

At December 31, 2010, the allowance for consolidated commercial loan and lease losses amounted to $384.9 million or 3.31% of consolidated commercial loans and leases compared to an allowance of $289.9 million or 2.24% of consolidated commercial loans and leases at December 31, 2009. The increase in the allowance for consolidated commercial loan and lease losses was primarily due to the exposure to loans to bank holding companies.

Commercial Real Estate Loans

	Commercial Real Estate ($ in millions)
	December 31, 2010	% of Consolidated Total	December 31, 2009	% of Consolidated Total
Loans	$12,401.3	33.5%	$13,645.9	30.9%
Nonaccrual Loans	572.8	36.5	584.9	28.6
Accruing Renegotiated Loans	101.2	18.5	90.9	11.5
Loans Past Due 30-89 Days	117.9	21.9	135.0	19.0
Year-to-Date Net Charge-Offs	578.2	31.2	237.2	11.7

Commercial real estate loans include multi-family properties and business purpose loans secured by 1-4 family residences (28%), industrial (16%), office (15%), retail (15%), farmland (6%), hospitality/lodging (5%), and medical facilities (4%).  Commercial real estate loans as presented do not include commercial construction and land development loans.

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

Commercial real estate loans are located primarily in the Midwest: Wisconsin (45%), Minnesota (12%), Missouri (8%), Illinois (5%), Indiana (4%) and Kansas (2%). Commercial real estate loans in higher risk markets include Arizona (7%) and Florida (7%).

As a result of the economy, the Corporation has experienced minimal new development loan activity.  For the year ended December 31, 2010, average commercial real estate loans amounted to $13,255.1 million compared to average commercial real estate loans of $13,522.8 million for the year ended December 31, 2009.

A portion of the reported year end average amount represents the migration of construction loans to commercial real estate loans once construction is completed.  In normal market conditions, the Corporation generally limited the amount of post construction financing (permanent financing) it provided to those loans with interest rates and terms that conform to the Corporation’s interest rate risk profile or loans where a significant long-term customer relationship existed.  In many cases, the interest rate and term that customers wanted for permanent financing was readily available and provided by institutional investors in normal market conditions.  The current lack of market liquidity has resulted in customers not being able to secure financing elsewhere irrespective of their ability to service the debt.  As a result, the Corporation has provided interim loans that are intended to provide temporary financing until such time as the liquidity in the commercial real estate lending markets returns to normal conditions.  The interim loans may be interest only or structured to ensure a significant amount of the income generated from the commercial real estate project is used to pay interest at market rates and reduce outstanding principal.  At the present time, management does not believe that these interim loans have resulted in increased incremental credit risk compared to other commercial real estate loans or have resulted in a significant increase in concentration risk that requires special consideration in determining the adequacy of the allowance for loan and lease losses.

At December 31, 2010, commercial real estate loans consisted of business real estate loans of $8,337.0 million, multi-family properties and business purpose loans secured by 1-4 family residences of $3,326.3 million and farmland loans of $738.0 million.  At December 31, 2010, nonperforming business real estate loans amounted to $345.4 million or 4.14% of total business real estate loans, nonperforming multi-family properties and business purpose loans secured by 1-4 family residences amounted to $207.5 million or 6.24% of total multi-family properties and business purpose loans secured by 1-4 family residences and nonperforming farmland loans amounted to $19.9 million or 2.71% of total farmland loans.

At December 31, 2010, approximately 40% of the business real estate loans were owner-occupied.  Owner-occupied real estate loans are generally expected to have lower levels of default risk.

Nonperforming commercial real estate loans amounted to $572.8 million at December 31, 2010 compared to $584.9 million at December 31, 2009, a decrease of $12.1 million or 2.1%.  Included in the category of nonperforming commercial real estate loans are nonperforming business real estate, multifamily and farmland loans.  Nonperforming business real estate loans decreased $64.8 million or 15.8% at December 31, 2010 compared to December 31, 2009. The decrease in the nonperforming hospitality/lodging loans discussed below was approximately $159.1 million at December 31, 2010 compared to December 31, 2009. Nonperforming multifamily loans increased $48.0 million or 30.1% at December 31, 2010 compared to December 31, 2009. Business and multifamily real estate loans outside the Corporation’s primary markets continued to exhibit stress. Nonperforming farmland loans increased $4.7 million at December 31, 2010 compared to December 31, 2009.

Included in commercial real estate net charge-offs for the year ended December 31, 2010 was the impact of bringing one credit relationship toward a final resolution.  That credit relationship consisted of multiple geographically dispersed commercial real estate loans related to the hospitality/lodging industry.  In conjunction with the actions taken towards that resolution, two commercial real estate loans aggregating $83.2 million were transferred from accruing renegotiated loans to nonperforming loans and $209.4 million was charged-off across all of the related commercial real estate loans based on a sale disposition strategy.  Management does not believe this credit event is indicative of a trend because the Corporation has no other outstanding credit exposure of a size and characteristic that resembles this one credit relationship.

Net charge-offs for commercial real estate loans represented 31.2% of total net charge-offs in 2010.  Excluding the hospitality/lodging loan charge-offs, net charge-offs for commercial real estate loans amounted to $368.8 million for the year ended December 31, 2010 compared to $237.2 million for the year ended December 31, 2009, an increase of $131.6 million or 55.4%.  Approximately $85.5 million of that increase related to loans for commercial and industrial developments and $52.1 million of that increase related to loans for residential real estate developments such as multi-family and residential condominium developments. Within loans for commercial and industrial developments, net charge-offs associated with loans for retail trade, offices and recreation exhibited the largest increase in net charge-offs in 2010 compared to 2009. Like other bank holding companies, this portfolio experienced increased stress across all of the Corporation’s markets in 2010.

The ratio of nonaccrual commercial real estate loans to total commercial real estate loans at December 31, 2010 was 4.62%, compared to 4.29% at December 31, 2009.  The ratio of nonaccrual commercial real estate loans to total commercial real estate loans in Arizona and Florida at December 31, 2010 was 4.93% and 8.30%, respectively.  Nonaccrual commercial real estate loans in Arizona and Florida amounted to $117.1 million or 20.4% of total nonaccrual commercial real estate loans at December 31, 2010.  Nonaccrual commercial real estate loans in Wisconsin amounted to $137.1 million or 23.9% of total nonaccrual commercial real estate loans at December 31, 2010.  The ratio of nonaccrual commercial real estate loans to total commercial real estate loans in Wisconsin at December 31, 2010 was 2.45%.

The average annualized net charge-offs for commercial real estate loans over the past nine quarters based on end of period loans were 3.0%.  Excluding the hospitality/lodging loan charge-offs, the average annualized net charge-offs for commercial real estate loans over the past nine quarters based on end of period loans was 2.3%. Excluding the hospitality/lodging loan charge-offs, the average annualized net charge-offs for commercial real estate loans based on end of period loans was 2.8% in 2010 compared to 1.7% in 2009.

Residential Real Estate Loans

	Residential Real Estate ($ in millions)
	December 31, 2010	% of Consolidated Total	December 31, 2009	% of Consolidated Total
Loans	$4,341.3	11.7%	$4,968.9	11.2%
Nonaccrual Loans	273.8	17.5	206.1	10.1
Accruing Renegotiated Loans	263.8	48.1	397.0	50.0
Loans Past Due 30-89 Days	170.1	31.5	193.2	27.3
Year-to-Date Net Charge-Offs	167.8	9.1	354.8	17.4

Consistent with long standing practices, the Corporation does not originate sub-prime mortgages, variable interest-only payment plans, or mortgage loans that permit negative amortization.  The Corporation does not originate loans with below market or so-called teaser interest rates at closing and then increase after some contractual period of time.

Residential real estate loans are concentrated in Arizona (37%) and Wisconsin (35%).

Throughout 2009 and 2010, the Corporation sold over 93% of its residential real estate production to the secondary market without servicing responsibilities.  At December 31, 2010, the residential real estate portfolio consisted of approximately 17% of residential real estate loans that were originated in 2004 or before, 33% that were originated in 2008 or later and 50% that were originated in 2005 through 2007.  Loans originated in 2005 through 2007 have higher potential loss severity in the event of default because the collateral values underlying these loans experienced the greatest depreciation in value.

  The Corporation processes a relatively low volume of residential mortgage foreclosures and many of the relevant processes are manual in nature and, as a result, the Corporation believes it does not have any significant issues relating to "robo signing" or documents not being reviewed prior to legal action.  At December 31, 2010, residential real estate loans held for investment and in the process of foreclosure amounted to $167.8 million.  The portfolio of residential mortgage loans serviced for others was $351.4 million, of which $3.4 million was in the process of foreclosure at December 31, 2010.

Residential real estate loans in Arizona have elevated levels of risk.  At December 31, 2010, Arizona residential real estate loans amounted to $1,594.2 million.  At December 31, 2010, nonperforming residential real estate loans in Arizona amounted to $169.4 million or 10.63% of total Arizona residential real estate loans.  Nonperforming residential real estate loans in Arizona represented 61.9% of total nonperforming residential real estate loans at December 31, 2010.

The ratio of nonaccrual residential real estate loans to total residential real estate loans was 6.31% at December 31, 2010 compared to 4.15% at December 31, 2009.  In Wisconsin, the ratio of nonaccrual residential real estate loans to total residential real estate loans at December 31, 2010 was 2.73%.

At December 31, 2010, approximately $206.3 million or 78.2% of accruing renegotiated residential real estate loans were in Arizona.  The total estimated cumulative default and re-default rate as of December 31, 2010 for renegotiated residential real estate loans that were restructured between June 2008 and December 2009 was approximately 28.5%.

The average annualized net charge-offs for residential real estate loans over the past nine quarters based on end of period loans was 4.7%.  Excluding the net charge-offs for the bulk loan sales completed in 2009, the average annualized net charge-offs for residential real estate loans over the past nine quarters based on end of period loans was 3.2% and the average annualized net charge-offs for residential real estate loans based on end of period loans was 3.7% in 2010 compared to 3.2% in 2009.

Construction and Development Loans

	Construction and Development ($ in millions)
	December 31, 2010	% of Consolidated Total	December 31, 2009	% of Consolidated Total
Loans	$3,201.7	8.7%	$5,538.9	12.5%
Nonaccrual Loans	435.9	27.8	807.4	39.5
Accruing Renegotiated Loans	107.0	19.5	147.9	18.6
Loans Past Due 30-89 Days	120.0	22.1	228.1	32.2
Year-to-Date Net Charge-Offs	623.5	33.6	853.5	41.9

Construction and development loans consist of commercial construction, commercial land, construction by developers, residential land and construction by individuals.

The cumulative net charge-offs for construction and development loans was 42.4% of total loan and lease cumulative net charge-offs for the nine quarters ended December 31, 2010.  The average annualized net charge-offs for construction and development loans over the past nine quarters based on end of period loans was 14.9%.  Those losses were predominantly associated with construction and development loans located in Florida and Arizona.

The Corporation has significantly reduced the construction and development loan portfolio, which at its peak in 2007, was approximately 23% of total loans and leases outstanding.  The Corporation continues to reduce the construction and development portfolio.  Given market conditions, construction and development loans are expected to continue to contract.  Construction and development loans were 8.7% of total consolidated loans and leases at December 31, 2010.

The Corporation has also significantly reduced the amount of nonperforming construction and development loans.  Since June 30, 2009, nonperforming construction and development loans have decreased at each consecutive quarter-end through December 31, 2010.  At June 30, 2009, nonperforming construction and development loans amounted to $1,043.4 million or 15.28% of outstanding construction and development loans compared to nonperforming construction and development loans of $435.9 million or 13.61% of outstanding construction and development loans at December 31, 2010, a decrease of $607.5 million or 58.2%.  The decrease in nonperforming construction and development loans was primarily due to reduced levels of new nonperforming loans, restructurings, loan sales and charge-offs.  The reduced levels of new nonperforming loans reflect the decline in volume of new larger construction loans transferring to nonperforming status, especially in Florida and Arizona.

Construction and development loans in Florida and Arizona amounted to $1,182.7 million or 36.9% of total construction and development loans at December 31, 2010 compared to $2,019.5 million or 36.5% of total construction and development loans at December 31, 2009, a decrease of $836.8 million or 41.4%.  At December 31, 2010, nonperforming construction and development loans in Florida and Arizona amounted to $173.4 million or 14.66% of total construction and development loans in Florida and Arizona compared to nonperforming construction and development loans of $406.2 million or 20.12% of total construction and development loans in Florida and Arizona at December 31, 2009, a decrease of $232.8 million or 57.3%.  Nonperforming construction and development loans in Florida and Arizona represented 39.8% of total nonperforming construction and development loans at December 31, 2010 and 50.3% of total nonperforming construction and development loans at December 31, 2009.  Accruing renegotiated construction and development loans in Florida and Arizona amounted to $80.2 million or 75.0% of total accruing renegotiated construction and development loans at December 31, 2010 compared to $139.4 million or 94.2% of total accruing renegotiated construction and development loans at December 31, 2009, a decrease of $59.2 million or 42.5%.

Residential land loans have higher potential loss severity in the event of default because the collateral values underlying these loans have experienced the largest relative decline in value, especially in Arizona.  At December 31, 2010, residential land loans amounted to $1,073.4 million or 33.5% of total construction and development loans compared to $1,574.3 million or 28.4% of total construction and development loans at December 31, 2009, a decrease of $500.9 million or 31.8%.  Residential land loans in Arizona were 52.9% of total residential land loans at December 31, 2010 and 55.3% of total residential land loans at December 31, 2009.  At December 31, 2010, nonperforming residential land loans amounted to $127.7 million or 11.90% of total residential land loans compared to nonperforming residential land loans of $273.4 million or 17.37% of total residential land loans at December 31, 2009, a decrease of $145.7 million or 53.3%.  Nonperforming residential land loans in Arizona were 37.2% of total nonperforming residential land loans at December 31, 2010 and 44.0% of total nonperforming residential land loans at December 31, 2009.  Nonperforming residential land loans were 29.3% of total nonperforming construction and development loans at December 31, 2010 and 33.9% of total nonperforming construction and development loans at December 31, 2009.

Consumer Loans and Leases

	Consumer ($ in millions)
	December 31, 2010	% of Consolidated Total	December 31, 2009	% of Consolidated Total
Loans and Leases	$5,431.7	14.7%	$7,114.0	16.1%
Nonaccrual Loans and Leases	94.9	6.1	95.9	4.6
Accruing Renegotiated Loans	52.1	9.5	111.4	14.1
Loans and Leases Past Due 30-89 Days	89.7	16.7	95.3	13.5
Year-to-Date Net Charge-Offs	171.6	9.3	171.8	8.4

The majority of consumer loans and leases are home equity loans and lines of credit which amounted to $4,212.8 million at December 31, 2010.  At December 31, 2010, home equity lines of credit represented 59% and home equity loans represented 41% of total home equity loans and lines of credit.  Approximately 45% of home equity loans and lines of credit are secured by first mortgages.  At December 31, 2010, home equity lines of credit outstanding (amount drawn) represented approximately 61% of the total lines of credit outstanding.  During 2005 and 2006, when real estate market values were at a peak, the majority of the Corporation’s wholesale home equity originations were sold.

The largest geographic concentration of home equity loans and lines of credit is in Wisconsin (36%) with the remainder geographically dispersed.

The average annualized net charge-offs for home equity loans and lines of credit over the past nine quarters based on end of period loans were 2.5%.  The average annualized net charge-offs for home equity loans and lines of credit for the years ended December 31, 2010 and 2009, based on end of period loans were 2.9% and 2.4%, respectively.

Credit card loans amounted to $289.6 million or 0.8% of total loans and leases at December 31, 2010.  Credit cards are not a significant component of the Corporation’s loan and lease portfolio.

Other Income

2010 Compared to 2009

Total other income amounted to $875.0 million in 2010 compared to $903.0 million in 2009, a decrease of $28.0 million or 3.1%.

Total other income for the year ended December 31, 2010 includes net investment securities gains, gain on debt terminations, gain on sale of merchant portfolio processing and write-downs associated with loans held for sale (other than mortgage loans originated for sale).  For the year ended December 31, 2010, these items amounted to $151.6 million.  Total other income in 2009 included gains of $99.4 million from the termination of debt and net investment securities gains of $121.8 million.  Those gains were offset by losses of $40.9 million from write-downs associated with loans held for sale (other than mortgage loans originated for sale).  Excluding these items, total other income was $723.4 million and $722.7 million for the years ended December 31, 2010 and 2009, respectively.

Wealth management revenue was $280.4 million in 2010 compared to $265.1 million in 2009, an increase of $15.3 million or 5.7%.  Wealth management revenue is affected by market volatility and direction. Assets under management (“AUM”) were $33.6 billion at December 31, 2010 compared to $32.9 billion at December 31, 2009, an increase of $0.7 billion or 2.1%, which reflects the effect of market volatility despite continued expansion of the customer base.  Assets under administration (“AUA”) increased by $11.9 billion or 9.7% and amounted to $134.2 billion at December 31, 2010 compared to $122.3 billion at December 31, 2009.  Favorable asset management performance resulted in new customer relationships and increased sales and has positively impacted opportunities for new customers. Revenue growth was experienced in both personal and institutional trust services.

Service charges on deposits amounted to $127.5 million in 2010 compared to $136.6 million in 2009, a decrease of $9.1 million or 6.6%.  A portion of this source of fee income is sensitive to interest rates.  Competitive pricing in the form of earnings credits was used to encourage customers to maintain higher deposit balances resulting in lower fee income.  In addition and as expected, a portion of the decline in service charge revenue for the year ended December 31, 2010 compared to the year ended December 31, 2009 is attributable to the decline in overdraft fee revenue due to recent changes in banking regulations.  Overdraft revenue is not a significant source of revenue to the Corporation.  However, the Corporation has introduced new products targeted to those customers that have historically generated overdrafts and has had success in recovering a portion of this expected lost revenue.

Total mortgage banking revenue was $37.6 million in 2010 compared with $48.3 million in 2009, a decrease of $10.7 million or 22.2%.  Reduced sales volume resulted in lower fee income from mortgage banking.  Throughout 2010 and 2009, the Corporation sold substantially all of its residential real estate production to the secondary market.  Residential mortgage loans sold in the secondary market amounted to $2.1 billion and $3.1 billion in 2010 and 2009, respectively.  The retained interests in the form of mortgage servicing rights in 2010 and 2009 were not material and at December 31, 2010, the carrying value of mortgage servicing rights was insignificant.

Net investment securities gains amounted to $99.8 million in 2010 compared to $121.8 million in 2009.  During 2010, the Corporation realized a gain of $82.8 million from the sale of approximately $2.2 billion in aggregate principal amount of United States government agency investment securities.  In addition, the Corporation realized gains of $18.0 million on private equity investments.  Approximately $8.6 million of gains on private equity investments was related to the sale of one investment.  During 2009, the Corporation recorded a gain of $35.4 million from the sale of Visa Class B Stock.  Also during 2009, the Corporation sold U.S. government agency securities with a principal amount of approximately $1.9 billion, resulting in a gain of $85.6 million.

BOLI revenue amounted to $46.6 million in 2010 compared to $39.0 million in 2009, an increase of $7.6 million or 19.4%.  The recovery in the value of the underlying invested assets throughout 2009 and 2010 resulted in improved crediting rates in the year ended December 31, 2010 compared to the year ended December 31, 2009.

Certain BOLI policies have a stable value agreement through either a large, well-rated bank or multi-national insurance carrier that provides limited cash surrender value protection from declines in the value of each policy’s underlying investments.  At December 31, 2010, the cash surrender value protection had not been exceeded for any BOLI policies.

Throughout 2010 and 2009, the Corporation re-acquired and extinguished debt that had been reported as Long-term Borrowings in the Consolidated Balance Sheets.  The debt consisted of various senior and subordinated bank notes issued by the Corporation and its wholly-owned subsidiary, M&I Marshall & Ilsley Bank (“M&I Bank”).  Small blocks of various bank notes were acquired in individual privately negotiated transactions in 2010 and 2009.  In addition, a $400 million public tender offer for M&I Bank’s senior and subordinated bank notes was completed in 2009.  During

2010, the Corporation re-acquired and extinguished $223.3 million of debt at a gain of $19.7 million.  During 2009, the Corporation re-acquired and extinguished $1,285.7 million of debt at a gain of $99.4 million.

During 2010, the Corporation sold its merchant portfolio processing at a gain of $48.3 million.  Like other bank holding companies, the Corporation determined that processing, clearing, settlement and related services with respect to credit card and debit card transactions with merchants was not a significant source of revenue or part of the Corporation’s core operating activities.

Other noninterest income amounted to $215.1 million in 2010 compared to $192.8 million in 2009, an increase of $22.3 million or 11.6%.  Write-downs associated with loans held for sale (other than mortgage loans originated for sale) are reported as a reduction in Other Income in the Consolidated Statements of Income and amounted to $16.8 million for the year ended December 31, 2010 and $40.9 million for the year ended December 31, 2009.  Excluding the write-downs, other income in 2010 amounted to $231.9 million compared to $233.7 million in 2009, a decrease of $1.8 million.  The decline in other income over the comparative twelve month periods, excluding the write-downs, was primarily due to lower earnings on the Corporation’s deferred compensation trust accounts that primarily consist of fixed income investments which were partially offset by the gain from the sale of auto loans in 2010.

2009 Compared to 2008

Total other income amounted to $903.0 million in 2009 compared to $740.4 million in 2008, an increase of $162.6 million or 22.0%.  Total other income in 2009 included gains of $99.4 million from the termination of debt and net investment securities gains of $121.8 million.  Those gains were offset by losses of $40.9 million from write-downs associated with loans held for sale (other than mortgage loans originated for sale).

Wealth management revenue was $265.1 million in 2009 compared to $282.2 million in 2008, a decrease of $17.1 million or 6.0%. Equity market volatility along with downward pressure in the equity markets resulted in lower wealth management revenue in 2009 compared to 2008.  However, expanding sales, enhanced investment products and investment performance resulted in linked quarter revenue growth in each quarter throughout 2009.  A full year of revenue attributable to the acquisitions amounted to approximately $11.2 million in 2009.  AUM was $32.9 billion at December 31, 2009 compared to $30.4 billion at December 31, 2008, an increase of $2.5 billion or 8.4%.  AUA increased by $17.9 billion or 17.2% and amounted to $122.3 billion at December 31, 2009 compared to $104.4 billion at December 31, 2008.

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

Beginning in the fourth quarter of 2008 and throughout 2009, the Corporation re-acquired and extinguished debt that had been reported as Long-term Borrowings in the Consolidated Balance Sheets. The debt consisted of various senior and subordinated bank notes issued by the Corporation and its wholly-owned subsidiary, M&I Bank. Small blocks of various bank notes were acquired in individual transactions in 2008 and 2009.  In addition, a $400 million public tender offer for M&I Bank’s senior and subordinated bank notes was completed in 2009. During 2009, the Corporation re-acquired and extinguished $1,285.7 million of debt at a gain of $99.4 million. During 2008, the Corporation re-acquired and extinguished $169.2 million of debt at a gain of $14.7 million.

Other noninterest income amounted to $192.8 million in 2009 compared to $218.2 million in 2008, a decrease of $25.4 million or 11.6%.  Write-downs associated with loans held for sale (other than mortgage loans originated for sale) are reported as a reduction in the Other line of Other Income in the Consolidated Statements of Income and amounted to $40.9 million for the year ended December 31, 2009.  There were no write-downs associated with loans held for sale in 2008.

Other Expense

Total other expense in 2010, 2009 and 2008 amounted to $1,572.8 million, $1,565.2 million and $2,985.6 million, respectively.

Total other expense included elevated levels of credit and collection-related expenses and elevated levels of expenses associated with the acquisition, valuation and holding of OREO properties, which are referred to collectively as “credit and collection expense”.

Total other expense included FDIC insurance premiums for insurance on deposits including the cost of participating in the TAGP.  Total other expense in 2009 included the FDIC special assessment related to insurance on deposits in addition to increased expense related to regular insurance premiums for insurance on deposits.

Total other expense included non-cash charges to write-off the unamortized issuance costs attributable to redeemed brokered CDs.

Total other expense included legal and advisor fees incurred in 2010 associated with the definitive merger agreement between the Corporation and BMO entered into on December 17, 2010.

The results of goodwill impairment testing at the end of the fourth quarter of 2008 resulted in a non-cash charge to pre-tax earnings for goodwill impairment.  Tier 1 and Total regulatory capital ratios were unaffected by this adjustment.

The following table summarizes these components of Other Expense ($ in millions):

	Years Ended December 31,
	2010	2009	2008
Credit and Collection Expenses	$160.7	$215.8	$104.5
FDIC Insurance	99.4	107.9	17.3
Loss on Brokered CDs	47.1	9.2	1.8
Legal and Advisor Fees	5.8	—	—
Goodwill Impairment	—	—	1,535.1
All Other	1,259.8	1,232.3	1,326.9
Total Other Expense	$1,572.8	$1,565.2	$2,985.6

The efficiency ratio is a non-GAAP statistical measure that is used to evaluate comparative expense control across the financial services industry.  The efficiency ratio is calculated by dividing total other expense by the sum of total other income (excluding investment securities gains and losses) and net interest income FTE.  The Corporation’s efficiency ratios for the years ended December 31, 2010, 2009 and 2008 were:

Efficiency Ratio ($ in millions)

	Years Ended December 31,
	2010	2009	2008
Total Other Expense	$1,572.8	$1,565.2	$2,985.6
Net Income Attributable to Noncontrolling Interests	1.5	1.6	0.8
Total Expense for Efficiency Ratio	$1,574.3	$1,566.8	$2,986.4

Net Interest Income	$1,557.3	$1,582.6	$1,780.7
FTE Adjustment	22.1	25.4	27.9
Total Other Income	875.0	903.0	740.4
Less: Net Investment Securities Gains	(99.8)	(121.8)	(17.2)
Total Other Income and Net Interest Income FTE	$2,354.6	$2,389.2	$2,531.8

Efficiency Ratio	66.9%	65.6%	118.0%

The Corporation estimates that the operating expenses associated with collection efforts and carrying nonperforming assets, net of OREO income, increased the Corporation’s 2010 efficiency ratio statistic by approximately 7.0%.  By comparison, the operating expenses associated with collection efforts and carrying nonperforming assets, net of OREO income, increased the Corporation’s 2009 efficiency ratio statistic by approximately 9.2% and increased the Corporation’s 2008 efficiency ratio statistic by approximately 4.1%.

The Corporation’s 2010 efficiency ratio was also adversely affected by the write-downs associated with loans held for sale (other than mortgage loans originated for sale), the loss on brokered CDs, severance and the BMO transaction fees. Conversely, the Corporation’s 2010 efficiency ratio statistic was positively impacted by the gain on debt terminations and sale of merchant portfolio processing. The estimated adverse net impact of these items on the Corporation’s efficiency ratio in 2010 was approximately 1.0%.

The Corporation’s 2009 efficiency ratio statistic was also adversely impacted by elevated levels of provisions for loss exposures associated with unfunded loan commitments, write-downs associated with loans held for sale (other than mortgage loans originated for sale), the FDIC special assessment and severance.  Conversely, the Corporation’s 2009 efficiency ratio statistic was positively impacted by the previously discussed gains on termination of debt.  The net effect of these items was an increase in the Corporation’s 2009 efficiency ratio statistic by approximately 0.6%.

The Corporation’s 2008 efficiency ratio statistic was also adversely impacted by the goodwill impairment, unexpected losses and charges in the Corporation’s Wealth Management segment, increased provisions for loss exposures associated with unfunded loan commitments and other credit-related liabilities, the residual write-downs, severance expense and the previously discussed BOLI loss.  Conversely, the Corporation’s 2008 efficiency ratio statistic was positively impacted by the previously discussed gains on termination of debt and reversal of part of the Corporation’s Visa litigation accruals.  The net effect of these items was to increase the Corporation’s 2008 efficiency ratio statistic by approximately 63.3%.

2010 Compared to 2009

Total other expense in 2010 amounted to $1,572.8 million compared to $1,565.2 million in 2009, an increase of $7.6 million or 0.5%.

For the year ended December 31, 2010, credit and collection expenses associated with the acquisition, valuation and holding of OREO properties amounted to $160.7 million compared to $215.8 million for the year ended December 31, 2009, a decrease of $55.1 million or 25.5%.  At December 31, 2010, the carrying value of OREO properties amounted to $339.5 million compared to $430.8 million at December 31, 2009.

FDIC insurance premiums for insurance on deposits including the cost of participating in the TAGP amounted to $99.4 million in 2010 compared to $107.9 million in 2009, a decrease of $8.5 million or 7.9%.  Total FDIC insurance expense in 2009 included the FDIC special assessment of $29.3 million related to insurance on deposits in addition to increased expense related to regular insurance premiums for insurance on deposits.

Non-cash charges to write-off the unamortized issuance costs attributable to redeemed brokered CDs, which is reported as Loss on Brokered CDs in the Consolidated Statements of Income, amounted to $47.1 million in 2010 compared to $9.2 million in 2009, an increase of $37.9 million.  In conjunction with its activities to re-align the Corporation’s funding profile, the Corporation has selectively exercised its call option associated with brokered CDs to redeem those CDs at par. During 2010, the Corporation redeemed $3,998.6 million of brokered CDs.

Total other expense in 2010 included $5.8 million in legal and advisor fees associated with the definitive merger agreement between the Corporation and BMO entered into on December 17, 2010.

The Corporation’s expense in 2010 compared to 2009, excluding the items discussed above, increased $27.5 million or 2.2%.

Salaries and employee benefits expense amounted to $713.7 million in 2010 compared to $690.8 million in 2009, an increase of $22.9 million or 3.3%.  Salaries and employee benefits expense associated with credit and collection efforts increased $3.2 million.

Net occupancy and equipment expense amounted to $133.6 million in 2010 compared to $135.7 million in 2009, a decrease of $2.1 million or 1.6%.  The decrease reflects the effect of curtailing de novo branch expansion activity in 2010.

Software, processing, supplies, printing, postage and delivery expenses amounted to $192.5 million in 2010 compared to $196.2 million in 2009, a decrease of $3.7 million or 1.9%.

Professional services fees amounted to $116.4 million in 2010 compared to $91.4 million in 2009, an increase of $25.0 million or 27.4%.  Legal fees and other professional fees associated with problem loans amounted to $23.5 million in 2010 compared to $29.5 million in 2009, a decrease of $6.0 million.  The decline in legal fees and other professional fees associated with problem loans in 2010 compared to 2009 was offset by increased consulting fees associated with numerous items, including updating certain internal systems and processes, strategic consulting and the legal and advisor fees associated with the BMO transaction incurred in 2010.

Amortization of intangibles amounted to $20.2 million in 2010 compared to $23.4 million in 2009.  Amortization of intangibles decreased $3.2 million in 2010 compared to 2009.  Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.  The Corporation has elected to perform its annual test for impairment as of June 30th.  Based on the results of the 2010 test, the Corporation determined that the recorded goodwill was not impaired as of June 30, 2010.  See Note 13 in Notes to Consolidated Financial Statements and the fair value discussion in Critical Accounting Policies included in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the goodwill impairment test.

Net OREO expenses amounted to $116.7 million in 2010 compared to $169.0 million in 2009, a decrease of $52.3 million.  The costs of acquiring and holding the elevated levels of foreclosed properties increased $6.9 million or 14.6% in 2010 compared to 2009.  The increased costs of acquiring and holding the elevated levels of foreclosed properties were more than offset by lower valuation write-downs and the impact of realizing net gains on the disposition of OREO in 2010 compared to incurring net losses on the disposition of OREO in 2009.  Valuation write-downs decreased $26.6 million in 2010 compared to 2009.  For the year ended December 31, 2010, net gains from the sale of OREO amounted to $19.9 million.  For the year ended December 31, 2009, net losses from the sale of OREO amounted to $12.7 million.  The Corporation expects that elevated levels of expenses associated with acquiring and holding foreclosed properties will continue.  Valuation write-downs and net gains or losses on the disposition of OREO will depend on real estate market conditions.

Other noninterest expense amounted to $133.3 million in 2010 compared to $141.6 million in 2009, a decrease of $8.3 million or 5.9%.  The decline in other noninterest expense in 2010 compared to 2009 was primarily due to reduced provision for losses for unfunded commitments and other off-balance sheet exposures such as letters of credit.  The reduced provision for losses for unfunded commitments and other off-balance sheet exposures primarily reflects the lower amount of unfunded commitments outstanding.

2009 Compared to 2008

Total other expense in 2009 amounted to $1,565.2 million compared to $2,985.6 million in 2008, a decrease of $1,420.4 million or 47.6%.

For the year ended December 31, 2009, credit and collection expenses associated with the acquisition, valuation and holding of OREO properties amounted to $215.8 million compared to $104.5 million for the year ended December 31, 2008, an increase of $111.3 million.  At December 31, 2009, the carrying value of OREO properties amounted to $430.8 million compared to $320.9 million at December 31, 2008.

FDIC insurance premiums for the year ended December 31, 2009 amounted to $107.9 million compared to $17.3 million in 2008, an increase of $90.6 million.  Total FDIC insurance expense in 2009 included the FDIC special assessment of $29.3 million related to insurance on deposits in addition to increased expense related to regular insurance premiums for insurance on deposits.

Non-cash charges to write-off the unamortized issuance costs attributable to redeemed brokered CDs amounted to $9.2 million in 2009 compared to $1.8 million in 2008, an increase of $7.4 million.

As previously discussed, during 2008 the Corporation recorded a non-cash charge to pre-tax earnings for goodwill impairment in the amount of $1,535.1 million.  Tier 1 and Total regulatory capital ratios were unaffected by this adjustment.

The Corporation’s expense in 2009 compared to 2008, excluding the items discussed above, decreased $94.6 million or 7.1%.

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

Net OREO expenses amounted to $169.0 million in 2009 compared to $75.5 million in 2008, an increase of $93.5 million.  Approximately $70.1 million of the increase from 2008 to 2009 was due to valuation write-downs and net losses on dispositions, which reflects both the increased levels of foreclosed properties and the rapid decline in real estate values.  Approximately $23.4 million of the increase for the year ended December 31, 2009 compared to the year ended December 31, 2008 reflects the cost of acquiring and holding the increased levels of foreclosed properties.

Other noninterest expense amounted to $141.6 million in 2009 compared to $210.6 million in 2008, a decrease of $69.0 million or 32.8%.  The market disruption resulted in unexpected losses and charges in the Corporation’s Wealth Management segment that increased other expense by $45.7 million in 2008.  Provisions for loss exposures associated with unfunded commitments, other credit-related charges and residual write-downs associated with direct financing leases incurred in 2008 reduced other noninterest expense by $13.0 million in 2009 compared to 2008.  Other noninterest expense in 2008 includes the reversal of $12.2 million related to the Visa litigation.

Income Tax Provision

The benefit for income taxes amounted to $385.1 million or 42.8% of the pre-tax loss for the year ended December 31, 2010.  The benefit for income taxes amounted to $637.2 million or 45.7% of the pre-tax loss for the year ended December 31, 2009.  For the year ended December 31, 2008, the benefit for income taxes amounted to $459.5 million or 18.4% of the pre-tax loss.

The Health Care Acts signed in to law during March 2010 effectively changed the income tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide qualifying prescription drug benefits.  Under the Health Care Acts, beginning in 2013 the Corporation’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the subsidy.  As a result, the Corporation recognized a non-cash charge of $4.1 million in 2010 for the write-off of deferred tax assets to reflect the change in tax treatment of the federal subsidy. That tax expense was offset by additional tax benefits of $15.0 million which included the closing of audits for certain open years by the Internal Revenue Service (“IRS”).

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

The effective tax rate in 2008 reflected, in part, the effect of the goodwill impairment charge.  Approximately $1,402.1 million of the goodwill impairment charge was not deductible for income tax purposes.

As a result of the IRS’s decision not to appeal a November 2007 US Tax Court ruling related to how the TEFRA (interest expense) disallowance should be calculated within a consolidated group and the position the IRS has taken in another related case, the Corporation recognized an additional income tax benefit related to years 1996-2007 of $20.0 million for its similar issue during 2008.

Liquidity and Capital Resources

Total consolidated equity was $6.3 billion or 12.5% of total consolidated assets at December 31, 2010, compared to $7.0 billion or 12.2% of total consolidated assets at December 31, 2009.

Total equity at December 31, 2010 and December 31, 2009 was affected by the following transactions:

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

During 2010, the Corporation paid cash dividends of $21.0 million or $0.04 per share of on its common stock.  Currently, the Corporation is required to obtain the prior approval of the Federal Reserve Bank of Chicago (the

“Federal Reserve”) and the Wisconsin Department of Financial Institutions (the “DFI”) to pay a cash dividend on its common stock.

During 2010, the Corporation issued 950,237 shares of its common stock for $5.9 million to fund its obligation under its employee stock purchase plan (the “ESPP”).  For the year ended December 31, 2009, the Corporation issued 1,409,358 shares of its common stock for $6.9 million to fund its obligation under the ESPP.

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

Under the terms of the Securities Purchase Agreement, as long as any Senior Preferred Stock is outstanding, the Corporation may pay quarterly common stock cash dividends of up to $0.32 per share, and may redeem or repurchase its common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Senior Preferred Stock are fully paid.  Prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock, unless Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for the Corporation to increase its common stock dividend to more than $0.32 per share per quarter or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement.  The Senior Preferred Stock is non-voting, except for class voting rights on matters that would adversely affect the rights of the holders of the Senior Preferred Stock.

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

Preferred dividends accrued and discount accretion on the Senior Preferred Stock amounted to $101.1 million for the year ended December 31, 2010.  On November 15, 2010, the Corporation paid the quarterly preferred dividend covering the period from August 15, 2010 through November 15, 2010 in the amount of $21.4 million.  Preferred dividends paid on the Senior Preferred Stock amounted to $85.8 million for the year ended December 31, 2010.

On December 17, 2010, the Corporation and BMO announced that they have entered into a definitive merger agreement under which BMO will acquire all outstanding shares of common stock of the Corporation in a stock-for-stock transaction. As part of the agreement, BMO has agreed to purchase the Senior Preferred Stock at par plus accrued interest - with full repayment to the UST immediately prior to closing.  The Corporation’s existing warrants held by the UST will also be purchased by BMO.

At December 31, 2010, the net loss in accumulated other comprehensive income amounted to $106.8 million which represents a negative change in accumulated other comprehensive income of $55.5 million since December 31, 2009.  Net accumulated other comprehensive income associated with available for sale investment securities was a net loss of $66.2 million at December 31, 2010, compared to a net loss of $13.0 million at December 31, 2009, resulting in a net loss of $53.2 million over the twelve month period.  The net unrealized loss associated with the change in fair value of the Corporation’s derivative financial instruments designated as cash flow hedges decreased $2.4 million since December 31, 2009, and amounted to $41.7 million at December 31, 2010, compared to a net loss of $44.1 million at December 31, 2009.  The accumulated other comprehensive income which represents the amount required to adjust the Corporation’s postretirement health benefit liability to its funded status amounted to an unrealized gain of $1.0 million as of December 31, 2010.

At December 31, 2010, the Corporation’s Tier 1 regulatory capital ratio was 11.14% or $2.0 billion in excess of well capitalized under the Federal Reserve Board’s regulatory framework.  To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%.  The Corporation’s Tier 1 regulatory capital ratio at December 31, 2010 includes the impact of the two underwritten public offerings of its common stock completed in 2009, plus the at-the-market offering previously discussed.

The Corporation manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation’s own cash requirements are met.  The Corporation maintains liquidity by obtaining funds from several sources.

Cash and short-term investments held at the Federal Reserve amounted to $2.3 billion at December 31, 2010.  At the present time, these balances represent the Corporation’s most readily available source of liquidity.  This source of liquidity reflects management’s decision to maintain higher levels of liquid assets.

Another readily available source of liquidity to the Corporation is its investment portfolio.  Investment securities available for sale, which totaled $6.5 billion at December 31, 2010, represent a highly accessible source of liquidity.  The Corporation’s portfolio of held-to-maturity investment securities provides liquidity from maturities.

Depositors within the Corporation’s defined markets are another source of liquidity.  Core deposits (demand, savings, NOW, money market and consumer time deposits) averaged $28.6 billion in 2010.  These core deposits represented 71.2% of total consolidated average deposits for the year ended December 31, 2010. As previously discussed, the Corporation elected to opt out of the TAGP program extension effective as of July 1, 2010.  As anticipated, certain NOW deposits and certain noninterest bearing deposits migrated to other deposit accounts, investment products or into products offered by other entities.

The Corporation has historically used brokered deposits to supplement deposit funding generated through the Corporation’s banking branch network due to pricing advantages.  As a result of unstable market conditions in the capital markets during 2008 and 2009, the Corporation increased its use of brokered deposits primarily because the cost of brokered deposits was below the cost of issuing debt, especially new long-term borrowings.  Brokered and institutional certificates of deposit represented 52.4% of total average wholesale deposit balances in 2010.  The weighted average remaining term of outstanding brokered and institutional certificates of deposit at December 31, 2010 was 9.8 years.  These long-term deposits have improved the Corporation’s structural liquidity.

In conjunction with its activities to re-align the Corporation’s funding profile, the Corporation has selectively exercised its call option associated with brokered certificates of deposit and redeemed those brokered certificates of deposit at par.  During 2010, the Corporation redeemed $4.0 billion of brokered CDs.

The Corporation's banking affiliates may also access the federal funds markets or utilize collateralized borrowings such as treasury demand notes, FHLB advances or other forms of collateralized borrowings.

As a result of asset contraction, core deposit growth and management’s decision to maintain higher levels of liquid assets, the Corporation has also reduced its use of short-term borrowings.  In addition to a source of funding, short-term borrowings may be used to accommodate correspondent bank customers’ needs and to manage its interest rate risk. The Corporation does not net short-term positions for reporting purposes or account for any security repurchase agreements as sales.

During 2010, short-term borrowings have mainly consisted of federal funds purchased and security repurchase agreements except for a $510.0 million of short-term FHLB advances that matured in February 2010.  At December 31, 2010, total short-term borrowings amounted to $227.8 million.  The largest amount of total short-term borrowings outstanding at any month-end during 2010 was $1,034.2 million at January 31, 2010, which included the $510.0 million of short-term FHLB advances previously discussed.  Total average short-term borrowings were $751.6 million for the year ended December 31, 2010.

Information related to Federal funds purchased and security repurchase agreements for the last three years is as follows:

	2010	2009	2008
Amount outstanding at year end	$211,823	$520,905	$1,190,000
Average amount outstanding during the year	644,416	1,332,932	2,929,677
Maximum outstanding at any month’s end	868,097	2,513,038	3,978,229
Weighted average interest rate at year end	0.19%	0.23%	0.25%
Weighted average interest rate during the year (a)	0.23	0.26	2.09

(a) Excludes impact of interest rate swaps.

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

For the year ended December 31, 2010, the Corporation re-acquired and extinguished $223.3 million of debt at a gain.  The debt consisted of small blocks of various senior and subordinated bank notes issued by M&I Bank.  For the year ended December 31, 2009, the Corporation re-acquired and extinguished $1,285.7 million of debt at a gain.  The debt consisted of small blocks of various bank notes issued by the Corporation and M&I Bank and included the $400 million debt tender offer.

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

M&I Bank has implemented a global bank note program that permits it to issue up and sell up to a maximum of US$13.0 billion aggregate principal amount (or the equivalent thereof in other currencies) at any one time outstanding of its senior global bank notes with maturities of seven days or more from their respective date of issue and subordinated global bank notes with maturities more than five years from their respective date of issue.  The notes may be fixed rate or floating rate and the exact terms will be specified in the applicable Pricing Supplement or the applicable Program Supplement.  This program is intended to enhance liquidity by enabling M&I Bank to sell its debt instruments in global markets in the future without the delays that would otherwise be incurred.  At December 31, 2010, approximately $11.4 billion of new debt could be issued under M&I Bank’s global bank note program.

Total bank notes outstanding at December 31, 2010 amounted to $2.1 billion, of which $1.4 billion is subordinated.  A portion of the subordinated bank notes qualifies as supplementary capital for regulatory capital purposes.

During the second quarter of 2008, the Corporation filed a shelf registration statement with the Securities and Exchange Commission enabling the Corporation to issue up to 6.0 million shares of its common stock, which may be offered and issued from time to time in connection with acquisitions by the Corporation and/or other consolidated subsidiaries of the Corporation.  At December 31, 2010, approximately 1.14 million shares of the Corporation’s common stock could be issued under the shelf registration statement for future acquisitions.

On October 13, 2010, the Corporation filed a shelf registration statement for the sale of an unspecified number of the Corporation’s securities by the Corporation or by selling security holders from time to time.  The registration statement covers the sale of senior and subordinated debt securities, common and preferred stock, depositary shares, stock purchase contracts, units, and warrants.  The registration statement was filed to replace the Corporation’s existing shelf registration statement, which expired on November 6, 2010.

Contractual Obligations

The following table summarizes the Corporation’s more significant contractual obligations at December 31, 2010.  Excluded from the following table are a number of obligations to be settled in cash.  These items are reflected in the Corporation’s consolidated balance sheet and include deposits with no stated maturity, trade payables, accrued interest payable and derivative payables that do not require physical delivery of the underlying instrument.

		Payments Due by Period ($ in millions)
Contractual Obligations	Note Ref	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Certificate of Deposit and Other Time Deposit Obligations	(1)	$9,360.3	$3,511.8	$3,274.8	$937.1	$1,636.6
Short-term Debt Obligations	(2)	227.8	227.8	—	—	—
Long-term Debt Obligations	(3)	5,525.0	1,409.3	2,140.0	520.4	1,455.3
Minimum Operating Lease Obligations		190.3	29.1	51.0	41.3	68.9
Obligations to Purchase Foreign Currencies	(4)	297.2	297.2	—	—	—
Purchase Obligations – Facilities (Additions, Repairs and Maintenance)		1.8	1.4	0.4	—	—
Purchase Obligations – Technology		391.6	116.2	218.7	56.0	0.7
Purchase Obligations – Other		5.3	4.2	1.1	—	—
Other Obligations:
Unfunded Investment Obligations	(5)	22.0	18.1	2.5	1.4	—
Defined Contribution Benefit Obligations	(6)	39.3	39.3	—	—	—
Health and Welfare Benefits	(7)	—	—	—	—	—
Total		$16,060.6	$5,654.4	$5,688.5	$1,556.2	$3,161.5

Notes:

In the banking industry, interest-bearing obligations are principally utilized to fund interest-bearing assets.  As such, interest charges on certificate of deposit and other time deposit obligations and short-term debt obligations were excluded from amounts reported, as the potential cash outflows would have corresponding cash inflows from interest-earning assets.  The same, although to a lesser extent, is the case with respect to interest charges on long-term debt obligations.  As long-term debt obligations may be used for purposes other than to fund interest-earning assets, an estimate of interest charges is included in the amounts reported.

As of December 31, 2010, the Corporation has unrecognized tax benefits that if recognized, would impact the annual effective tax rate in future periods.  Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the Contractual Obligations table.  See Note 18 in Notes to Consolidated Financial Statements for further information regarding the Corporation’s income taxes.

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

(3)
See Note 16 in Notes to Consolidated Financial Statements for a description of the Corporation’s various long-term borrowings.  The amounts shown in the table include interest on both fixed and variable rate obligations.  The interest associated with variable rate obligations is based upon rates in effect at December 31, 2010.  The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates.  Future changes in market interest rates could materially affect the contractual amounts to be paid.

(4)
See Note 22 in Notes to Consolidated Financial Statements for a description of the Corporation’s foreign exchange activities.  The Corporation generally matches commitments to deliver foreign currencies with obligations to purchase foreign currencies, which minimizes the immediate need for cash.

(5)
The Corporation also has unfunded obligations for certain investments in investment funds.  Under the obligations for certain investments in investment funds the Corporation could be required to invest an additional $52.3 million if the investment funds identify and commit to invest in additional qualifying investments.  The investment funds have limited lives and defined periods for investing in new qualifying investments or providing additional funds to existing investments.  As a result, the timing and amount of the funding requirements for these obligations are uncertain and could expire with no additional funding requirements.

(6)
See Note 20 in Notes to Consolidated Financial Statements for a description of the Corporation’s defined contribution program.  The amount shown represents the unfunded contribution for the year ended December 31, 2010.

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

Certain guarantees may be a source of potential risk to future liquidity, capital resources and results of operations.  Guarantees may be in the form of contracts that contingently require the guarantor to make payments to the guaranteed party based on: (1) changes in an underlying instrument or variable such as a financial standby letter of credit or credit support agreement; (2) failure to perform under an obligating agreement such as a performance standby letter of credit; and (3) indemnification agreements that require the indemnifying party to make payments to the indemnified party based on changes in an underlying instrument or variable that is related to an asset, a liability or an equity security of the indemnified party, such as an adverse judgment in a lawsuit.  The Corporation, for a fee, regularly enters into standby letters of credit transactions and provides certain indemnifications against loss in conjunction with securities lending activities, which are described in detail in Note 4 – Fair Value Measurements and Note 24 – Guarantees in Notes to Consolidated Financial Statements.

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

As described in Note 16 – Long-term Borrowings in Notes to Consolidated Financial Statements, the Corporation holds all of the common interests in certain trusts that issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures and a full guarantee issued by the Corporation.

In conjunction with the banking acquisitions of Gold Banc, Trustcorp Financial, Inc. and Excel Bank Corporation, the Corporation acquired all of the common interests in trusts that issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures.  M&I has fully and unconditionally guaranteed the securities that these trusts have issued.  At December 31, 2010, the principal amounts outstanding associated with the remaining trusts amounted to $16.0 million, $30.0 million, $38.0 million and $15.0 million.  The Corporation does not consolidate any of these trusts in accordance with United States generally accepted accounting principles.

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

At December 31, 2010, the Corporation did not hold any material variable interests in entities that provide it liquidity, market risk or credit risk support, or engage in leasing, hedging or research and development services with the Corporation.  Based on the off-balance sheet arrangements with which it is presently involved, the Corporation does not believe that such off-balance sheet arrangements either have, or are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s estimate of probable losses inherent in the Corporation’s loan and lease portfolio.  Management’s evaluation of the adequacy of the allowance for credit losses is a subjective process impacted by many factors. Some factors considered in determining the adequacy of the allowance for credit losses are quantifiable while other factors require qualitative judgment.   Management evaluates the allowance each quarter to determine that it is adequate to absorb these inherent losses.  This evaluation is supported by a methodology that identifies estimated losses based on assessments of individual problem loans, historical loss patterns of homogeneous loan pools and adjustments to reflect current economic conditions. The lagging of credit quality measurements relative to the performance of the loan portfolio and numerous other factors create degrees of imprecision in these measurements. Management considers the effect of imprecision and many other factors in determining the allowance for credit losses.  In addition, environmental factors, including economic conditions and regulatory guidance, unique to each measurement date are also considered.

The Corporation’s reserving methodology is described in Note 9 – Allowance for Loan and Lease Losses in Notes to Consolidated Financial Statements. Credit quality trends that affected the allowance for loan and lease losses are discussed in Summary of Loan and Lease Loss Experience and Credit Quality.

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

The Federal and state taxing authorities periodically review the Corporation’s interpretation of Federal and state income tax laws and make assessments based on their determination of tax laws.  Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations.  The Corporation establishes tax liabilities or reduces tax assets for uncertain tax positions when, despite its belief that its tax return positions are appropriate and supportable under local tax law, the Corporation believes it may not succeed in realizing the tax benefit of certain positions if challenged.  In evaluating a tax position, the Corporation determines whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Corporation’s estimate of the ultimate tax liability contains assumptions based on past experiences, and judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by taxing jurisdictions.  The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  The Corporation evaluates these uncertain tax positions each quarter and adjusts the related tax liabilities or assets in light of changing facts and circumstances, such as the progress of a tax audit or the expiration of a statute of limitations.  The Corporation believes the estimates and assumptions used to support its evaluation of uncertain tax positions are reasonable.  At December 31, 2010, the Corporation does not expect its unrecognized tax benefits will significantly increase or decreased within the next 12 months.

At December 31, 2010, the Corporation reported a net deferred tax asset of approximately $1.5 billion.  On an ongoing basis, management evaluates the deferred tax asset to determine if a valuation allowance is required.  The determination of whether a valuation allowance is required is based on available positive and negative evidence.  Based on its analysis of the evidence, the Corporation determined that no valuation allowance was required to be recorded against the Federal deferred tax asset at December 31, 2010.  The Corporation is in a 3-year cumulative loss position as of December 31, 2010.  The cumulative losses were attributable to the significantly higher amount of credit losses associated with real estate loans and the goodwill impairment charge recorded in 2008.  This was considered as a significant piece of negative evidence.

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

The following table reflects pre-tax, pre-provision, pre-goodwill impairment income for each of the past three years ended December 31, 2010:

	Years Ended December 31, ($ in millions)
	2010	2009	2008
Loss Before Income Taxes	$(899.5)	$(1,394.3)	$(2,502.1)
Add: Provision for Loan and Lease Losses	1,758.9	2,314.6	2,037.7
Add: Goodwill Impairment	—	—	1,535.1
Total Pre-Tax, Pre-Provision, Pre-Goodwill Impairment Income	$859.4	$920.3	$1,070.7

Net operating losses have a 20 year carryforward life.  The Corporation forecasted sufficient taxable income during the carryforward period, exclusive of tax planning strategies, to utilize the net operating losses prior to expiration.  Projected taxable income was based on objectively verifiable evidence.  Under this method, certain losses which were considered “nonrecurring” were added back to the 2010 loss before income taxes.  Nonrecurring losses were determined to be primarily credit losses and related expenses associated with the Corporation’s construction and development loan portfolio, which the Corporation deemed to be appropriate given its strategy of minimizing this type of lending.  This loan type experienced the greatest amount of stress over the past two years.  The Corporation has significantly reduced its exposure to these types of loans through loan sales and charge-offs and minimized this type of lending.  Based on this analysis, the deferred tax asset and the net operating losses would be fully recovered well before expiration.  The Corporation considered this method to be conservative because the credit losses and related expenses for the Corporation’s other loan types were projected to continue in future periods at the 2010 levels which were considered to be elevated compared to historical experience.  The Corporation’s capital base was considered more than adequate to withstand the expected timeframe required to utilize the net operating losses.

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

A description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy is disclosed in Note 4 – Fair Value Measurements in Notes to Consolidated Financial Statements.

In addition to financial instruments that are measured at fair value on a recurring basis, fair values are used in purchase price allocations and goodwill impairment testing.  See Note 13 in the Notes to Consolidated Financial Statements for the discussion regarding the Corporation’s annual test for goodwill impairment.

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

The Corporation completed an evaluation of the second step of the process in order to determine if there was any goodwill impairment for the National Consumer Banking reporting unit.

The implied fair value of a reporting unit’s goodwill will generally increase if the fair value of its loans and leases are less than the carrying value of the reporting unit’s loans and leases.  The fair value of loans and leases was derived from the same discounted cash flow analysis as described in Note 4 – Fair Value Measurements in Notes to Consolidated Financial Statements.

The stress in the national real estate markets, liquidity stress and current economic conditions have depressed prices buyers and sellers are paying and receiving for bank-related assets, especially loans and leases.  The Corporation’s allocation of the fair values to the assets and liabilities assigned to the National Consumer Banking reporting unit was less than its reported carrying values.  As a result, the Corporation concluded that it was not required to recognize any goodwill impairment.

There have been no events since the annual test at June 30, 2010 to indicate that it is more likely than not that the recorded goodwill had become impaired.  That determination was made after considering numerous qualitative and quantitative factors.  Qualitative factors included the following:  (1) the Corporation has not observed any trends that would indicate a material loss of customers, deposits or unanticipated loss in loans; (2) credit quality trends have improved since June 30, 2010, when the annual test was performed; and (3) pre-tax, pre-provision income, a non-GAAP measure currently being tracked closely in banking, was relatively stable in the second half of 2010 compared to the first half of 2010, and the Corporation has not observed any trends that would indicate a material loss in pre-tax, pre-provision income.  Quantitatively, the Corporation updated the estimates of the fair value of the reporting units based on the total value, which includes a control premium, that was established when the Corporation and BMO announced that they had entered into a definitive merger agreement under which BMO will acquire all of the outstanding shares of common stock of the Corporation in a stock-for-stock transaction.

The results were that the Trust, Brokerage and Capital Markets reporting units continued to have significant excess fair value over book value.  The National Consumer reporting unit continued to show a deficiency, which was consistent with the conclusions reached in the annual test. The Commercial Banking segment and the Private Banking reporting unit indicated a small deficiency.  Updated estimated fair values of assets and liabilities and an updated estimate of the amount assigned to an unrecognized core deposit intangible were determined for each of the Commercial Banking segment and the Private Banking and the National Consumer reporting units. Based on those updated amounts the implied fair value of goodwill continued to be in excess over the allocated book value of goodwill.

Management expects the prevailing economic and difficult real estate market conditions will last through 2011 in many of the Corporation’s markets.  The Corporation’s pre-tax, pre-provision income was assumed to remain stable.  Credit related charges were assumed to gradually improve and be normalized by 2013.  Due to the current economic environment and the uncertainties regarding the impact on the Corporation’s reporting units, there can be no assurances that the Corporation’s estimates and assumptions regarding the duration of the economic recession, or the period or strength of recovery, made for purposes of the Corporation’s annual goodwill impairment test will prove to be accurate predictions of the future.  If the Corporation’s assumptions regarding credit quality trends, forecasted revenues or margin growth rates for certain reporting units are not achieved, the Corporation may be required to record additional goodwill impairment losses in future periods.  It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

New Accounting Pronouncements

A discussion of new accounting pronouncements that are applicable to the Corporation and have been or will be adopted by the Corporation is included in Note 3 – New Accounting Pronouncements in Notes to Consolidated Financial Statements contained in Item 8, Consolidated Financial Statements and Supplementary Data.

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

This information is incorporated into a model that projects future net interest income levels in several different interest rate environments.  Earnings at risk are calculated by modeling net interest income in an environment where rates remain constant, and comparing this result to net interest income in a different rate environment, and then expressing this difference as a percentage of net interest income for the succeeding 12 months.  Since future interest rate moves are difficult to predict, the following table presents two potential scenarios—a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of December 31, 2010:

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

Equity Risk

In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk.  The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones.  These investments expose the Corporation to the change in equity values of the portfolio companies.  However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs.  At December 31, 2010, the carrying value of total active private equity investments amounted to approximately $78.7 million.

At December 31, 2010, Wealth Management administered $134.2 billion in assets and directly managed $33.6 billion in assets.  Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances.  Quantification of this exposure is difficult due to the number of other variables affecting fee income.  Interest rate changes can also have an effect on fee income for the above-stated reasons.

ITEM 8.                      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA FOR YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Consolidated Balance Sheets
December 31 ($000’s except share data)

	2010	2009
Assets
Cash and Cash Equivalents:
Cash and Due from Banks	$510,961	$769,034
Federal Funds Sold and Security Resale Agreements	25,039	26,839
Money Market Funds	64,966	36,610
Total Cash and Cash Equivalents	600,966	832,483

Interest Bearing Deposits at Other Banks	2,374,010	1,128,794

Trading Assets, at Fair Value	258,066	255,646
Investment Securities:
Available for Sale, at Fair Value	6,504,607	6,678,311
Federal Reserve Bank Stock and FHLB Stock, at Cost	380,097	395,281
Held to Maturity, Fair Value $74,555 ($106,962 in 2009)	71,918	103,566

Loans Held for Sale	138,213	214,159

Loans and Leases	36,861,144	44,003,467
Allowance for Loan and Lease Losses	(1,387,575)	(1,480,470)
Net Loans and Leases	35,473,569	42,522,997

Premises and Equipment, Net	527,962	565,806
Goodwill	609,517	609,517
Other Intangible Assets	114,813	134,067
Bank-Owned Life Insurance	1,234,384	1,189,360
Other Real Estate Owned (OREO)	339,462	430,821
Accrued Interest and Other Assets	2,204,367	2,149,170
Total Assets	$50,831,951	$57,209,978

Liabilities and Equity
Deposits:
Noninterest Bearing	$8,078,733	$7,832,752
Interest Bearing	30,179,899	33,804,773
Total Deposits	38,258,632	41,637,525

Short-term Borrowings	227,838	1,120,147
Accrued Expenses and Other Liabilities	977,821	1,040,860
Long-term Borrowings	5,028,787	6,425,855
Total Liabilities	44,493,078	50,224,387

Equity:
Preferred Stock, $1.00 par value, 5,000,000 Shares Authorized; 1,715,000 Shares Issued and Outstanding of Senior Preferred Stock, Series B (Liquidation Preference of $1,000 per Share)	1,715	1,715
Common Stock, $1.00 par value, 700,000,000 Shares Authorized; 530,164,081 Shares Issued (530,164,081 Shares in 2009)	530,164	530,164
Additional Paid-in Capital	4,947,943	4,997,606
Retained Earnings	1,028,051	1,666,021
Treasury Stock, at Cost: 1,487,080 Shares (4,793,885 in 2009)	(34,496)	(132,191)
Deferred Compensation	(38,629)	(37,538)
Accumulated Other Comprehensive Income (Loss), Net of Related Taxes	(106,813)	(51,321)
Total Marshall & Ilsley Corporation Shareholders’ Equity	6,327,935	6,974,456
Noncontrolling Interest in Subsidiaries	10,938	11,135
Total Equity	6,338,873	6,985,591
Total Liabilities and Equity	$50,831,951	$57,209,978

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Income
Years ended December 31 ($000’s except share data)

	2010	2009	2008
Interest and Fee Income
Loans and Leases	$1,959,087	$2,208,427	$2,926,334
Investment Securities:
Taxable	168,104	207,235	286,054
Exempt from Federal Income Taxes	35,624	44,647	53,750
Trading Securities	686	3,696	2,530
Short-term Investments	4,677	3,888	9,026
Total Interest and Fee Income	2,168,178	2,467,893	3,277,694

Interest Expense
Deposits	405,772	535,426	902,944
Short-term Borrowings	6,310	9,550	139,627
Long-term Borrowings	198,825	340,308	454,413
Total Interest Expense	610,907	885,284	1,496,984
Net Interest Income	1,557,271	1,582,609	1,780,710
Provision for Loan and Lease Losses	1,758,888	2,314,649	2,037,707
Net Interest Loss After Provision for Loan and Lease Losses	(201,617)	(732,040)	(256,997)

Other Income
Wealth Management	280,368	265,146	282,182
Service Charges on Deposits	127,536	136,570	146,153
Gain on Sale of Mortgage Loans	34,854	44,346	22,370
Other Mortgage Banking Revenue	2,708	3,946	3,655
Net Investment Securities Gains	99,816	121,789	17,229
Bank-Owned Life Insurance Revenue	46,602	39,042	35,940
Gain on Termination of Debt	19,694	99,351	14,718
Sale of Merchant Portfolio Processing	48,272	—	—
Other	215,122	192,813	218,199
Total Other Income	874,972	903,003	740,446
Other Expense
Salaries and Employee Benefits	713,658	690,818	723,245
Net Occupancy and Equipment	133,630	135,744	126,896
Software Expenses	33,378	28,047	24,684
Processing Charges	126,455	132,985	131,990
Supplies, Printing, Postage and Delivery	32,712	35,163	42,131
FDIC Insurance	99,449	107,925	17,261
Professional Services	116,379	91,366	72,043
Amortization of Intangibles	20,209	23,423	24,282
Goodwill Impairment	—	—	1,535,144
Net OREO Expenses	116,651	168,984	75,543
Loss on Brokered CDs	47,078	9,203	1,779
Other	133,250	141,577	210,569
Total Other Expense	1,572,849	1,565,235	2,985,567
Loss Before Income Taxes	(899,494)	(1,394,272)	(2,502,118)
Benefit for Income Taxes	(385,059)	(637,233)	(459,525)
Net Loss Including Noncontrolling Interests	(514,435)	(757,039)	(2,042,593)
Less: Net Income Attributable to Noncontrolling Interests	(1,436)	(1,578)	(869)
Net Loss Attributable to Marshall & Ilsley Corporation	(515,871)	(758,617)	(2,043,462)
Preferred Dividends	(101,068)	(100,164)	(12,737)
Net Loss Attributable to Marshall & Ilsley Corporation Common Shareholders	$(616,939)	$(858,781)	$(2,056,199)

Per Share Attributable to Marshall & Ilsley Corporation Common Shareholders
Basic	$(1.18)	$(2.46)	$(7.92)
Diluted	(1.18)	(2.46)	(7.92)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Years ended December 31 ($000’s)

	2010	2009	2008
Cash Flows From Operating Activities:
Net Loss Attributable to Marshall & Ilsley Corporation	$(515,871)	$(758,617)	$(2,043,462)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	88,130	51,359	9,248
Provision for Loan and Lease Losses	1,758,888	2,314,649	2,037,707
Benefit for Deferred Income Taxes	(375,258)	(482,082)	(284,777)
Stock–based Compensation Expense	33,548	29,688	30,757
Excess Tax Expense (Benefit) from Stock-based Compensation Arrangements	1,310	(1,431)	55
Net Gain on Sales of Assets	(186,932)	(179,633)	(87,026)
Gain on Termination of Debt, Net	(19,687)	(99,233)	(14,718)
Net Decrease in Trading Assets	195,836	660,680	332,736
Net Decrease (Increase) in Mortgage Loans Held for Sale	81,808	147,241	(14,330)
BOLI Revenue from Increase in Cash Surrender Value	(46,048)	(36,143)	(34,371)
OREO Valuation Adjustments	82,545	109,125	55,582
Goodwill Impairment	—	—	1,535,144
Prepaid FDIC Insurance Premiums	—	(333,565)	—
Change in Accrued Interest and Other Assets	230,775	84,590	(320,319)
Change in Accrued Expenses and Other Liabilities	(231,798)	(764,301)	(445,023)
Other	17,415	73,550	40,187
Total Adjustments	1,630,532	1,574,494	2,840,852
Net Cash Provided by Operating Activities	1,114,661	815,877	797,390
Cash Flows From Investing Activities:
Net Increase in Short-Term Investments	(1,245,215)	(1,119,108)	(9,485)
Proceeds from Sales of Securities Available for Sale	2,264,344	2,152,381	124,626
Proceeds from Redemptions of Federal Reserve Bank Stock and FHLB Stock	63,930	37,455	5,024
Proceeds from Sales of Securities Held to Maturity	—	—	1,633
Proceeds from Maturities of Securities Available for Sale	1,398,936	1,523,126	1,219,955
Proceeds from Maturities of Securities Held to Maturity	47,035	135,796	136,847
Purchases of Securities Available for Sale	(3,513,771)	(3,068,148)	(1,001,014)
Purchases of Federal Reserve Bank Stock and FHLB Stock	(48,746)	(92,958)	(73,888)
Net Decrease (Increase) in Loans and Leases	4,898,769	3,100,425	(3,742,134)
Purchases of Premises and Equipment, Net	(23,766)	(50,526)	(101,657)
Cash Paid for Acquisitions, Net of Cash and Cash Equivalents Acquired	(1,968)	(479)	(476,761)
Proceeds from Divestitures	48,272	—	2,460
Proceeds from Sale of OREO	489,275	302,503	86,069
Net Cash Provided by (Used in) Investing Activities	4,377,095	2,920,467	(3,828,325)
Cash Flows From Financing Activities:
Net (Decrease) Increase in Deposits	(3,337,684)	648,440	4,223,022
Net Decrease in Short-term Borrowings	(892,190)	(2,934,716)	(2,857,769)
Proceeds from Issuance of Long-term Borrowings	—	375	1,282,056
Payments of Long-term Borrowings	(1,389,876)	(2,989,853)	(1,649,724)
Dividends Paid on Preferred Stock	(85,750)	(85,988)	—
Dividends Paid on Common Stock	(21,031)	(14,187)	(327,820)
Purchases of Common Stock	—	—	(130,870)
Proceeds from the Issuance of Preferred Stock	—	—	1,715,000
Proceeds from the Issuance of Common Stock	5,934	1,428,353	27,832
Excess Tax (Expense) Benefit from Stock-based Compensation Arrangements	(1,310)	1,431	(55)
Other	(1,366)	(30,123)	(842)
Net Cash (Used in) Provided by Financing Activities	(5,723,273)	(3,976,268)	2,280,830
Net Decrease in Cash and Cash Equivalents	(231,517)	(239,924)	(750,105)
Cash and Cash Equivalents Beginning of Year	832,483	1,072,407	1,822,512
Cash and Cash Equivalents End of Year	$600,966	$832,483	$1,072,407

Supplemental Cash Flow Information:
Cash Paid (Received) During the Year for:
Interest	$658,129	$967,800	$1,509,961
Income Taxes	(154,637)	(201,211)	63,693

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Equity
($000’s except share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Common Stock	Deferred Compen- sation	Accumula- ted Other Compre- hensive Income	Marshall & Ilsley Corporation Shareholders’ Equity	Non- Controlling Interest in Subsidiaries	Total Equity
Balance, December 31, 2007	$—	$267,455	$2,059,273	$4,923,008	$(117,941)	$(45,359)	$(53,707)	$7,032,729	$9,908	$7,042,637
Comprehensive Income:
Net Loss	—	—	—	(2,043,462)	—	—	—	(2,043,462)	869	(2,042,593)
Net Unrealized Gains (Losses) on Securities	—	—	—	—	—	—	(46,774)	(46,774)	—	(46,774)
Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows	—	—	—	—	—	—	(55,810)	(55,810)	—	(55,810)
Net Gains (Losses) on Funded Status of Defined Postretirement Plan	—	—	—	—	—	—	(1,661)	(1,661)	—	(1,661)
Other Comprehensive Income (Loss)								(104,245)	—	(104,245)
Total Comprehensive Income (Loss)								(2,147,707)	869	(2,146,838)

Issuance of 1,715,000 Preferred Shares Under U.S. Treasury Capital Purchase Program	1,715	—	1,713,285	—	—	—	—	1,715,000	—	1,715,000
Issuance of 4,863,221 Common Shares in the 2008 Business Combinations	—	4,864	59,136	—	—	—	—	64,000	432	64,432
Issuance of 1,918,432 Treasury Common Shares Under Stock Based Compensation Awards	—	—	(25,668)	—	53,311	—	—	27,643	—	27,643
Acquisition of 4,927,215 Common Shares	—	—	383	—	(128,330)	—	—	(127,947)	—	(127,947)
Dividends Declared on Preferred Stock	—	—	1,780	(12,737)	—	—	—	(10,957)	—	(10,957)
Dividends Declared on Common Stock—$1.27 Per Share	—	—	—	(327,820)	—	—	—	(327,820)	—	(327,820)
Net Change in Deferred Compensation	—	—	—	—	—	4,562	—	4,562	—	4,562
Distributions to Noncontrolling Interests	—	—	—	—	—	—	—	—	(832)	(832)
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes	—	—	(55)	—	—	—	—	(55)	—	(55)
Stock Based Compensation Expense	—	—	30,757	—	—	—	—	30,757	—	30,757
Other	—	—	(24)	—	—	—	—	(24)	—	(24)
Balance, December 31, 2008	$1,715	$272,319	$3,838,867	$2,538,989	$(192,960)	$(40,797)	$(157,952)	$6,260,181	$10,377	$6,270,558

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Equity
($000’s except share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Common Stock	Deferred Compen- sation	Accumula- ted Other Compre- hensive Income	Marshall & Ilsley Corporation Shareholders’ Equity	Non- Controlling Interest in Subsidiaries	Total Equity
Balance, December 31, 2008	$1,715	$272,319	$3,838,867	$2,538,989	$(192,960)	$(40,797)	$(157,952)	$6,260,181	$10,377	$6,270,558
Comprehensive Income:
Net Loss	—	—	—	(758,617)	—	—	—	(758,617)	1,578	(757,039)
Net Unrealized Gains (Losses) on Securities	—	—	—	—	—	—	44,166	44,166	—	44,166
Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows	—	—	—	—	—	—	58,532	58,532	—	58,532
Net Gains (Losses) on Funded Status of Defined Postretirement Plan	—	—	—	—	—	—	3,933	3,933	—	3,933
Other Comprehensive Income (Loss)								106,631	—	106,631
Total Comprehensive Income (Loss)								(651,986)	1,578	(650,408)

Issuance of 257,070,300 Common Shares	—	257,070	1,162,287	—	—	—	—	1,419,357	—	1,419,357
Issuance of 775,166 Common Shares in the 2009 Business Combination	—	775	4,279	—	—	—	—	5,054	—	5,054
Issuance of 2,257,900 Treasury Common Shares Under Stock Based Compensation Awards	—	—	(55,448)	—	62,338	—	—	6,890	—	6,890
Acquisition of 74,351 Common Shares	—	—	1,526	—	(1,569)	(98)	—	(141)	—	(141)
Dividends Declared on Preferred Stock	—	—	14,414	(100,164)	—	—	—	(85,750)	—	(85,750)
Dividends Declared on Common Stock—$0.04 Per Share	—	—	—	(14,187)	—	—	—	(14,187)	—	(14,187)
Net Change in Deferred Compensation	—	—	—	—	—	3,357	—	3,357	—	3,357
Distributions to Noncontrolling Interests	—	—	—	—	—	—	—	—	(762)	(762)
Income Tax Expense for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes	—	—	1,431	—	—	—	—	1,431	—	1,431
Stock Based Compensation Expense	—	—	29,688	—	—	—	—	29,688	—	29,688
Other	—	—	562	—	—	—	—	562	(58)	504
Balance, December 31, 2009	$1,715	$530,164	$4,997,606	$1,666,021	$(132,191)	$(37,538)	$(51,321)	$6,974,456	$11,135	$6,985,591

The accompanying notes are an integral part of the Consolidated Financial Statements

Consolidated Statements of Equity
($000’s except share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Common Stock	Deferred Compen- sation	Accumula- ted Other Compre- hensive Income	Marshall & Ilsley Corporation Shareholders’ Equity	Non- Controlling Interest in Subsidiaries	Total Equity
Balance, December 31, 2009	$1,715	$530,164	$4,997,606	$1,666,021	$(132,191)	$(37,538)	$(51,321)	$6,974,456	$11,135	$6,985,591
Comprehensive Income:
Net Loss	—	—	—	(515,871)	—	—	—	(515,871)	1,436	(514,435)
Net Unrealized Gains (Losses) on Securities	—	—	—	—	—	—	(53,189)	(53,189)	—	(53,189)
Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows	—	—	—	—	—	—	2,433	2.433	—	2,433
Net Gains (Losses) on Funded Status of Defined Postretirement Plan	—	—	—	—	—	—	(4,736)	(4,736)	—	(4,736)
Other Comprehensive Income (Loss)								(55,492)	—	(55,492)
Total Comprehensive Income (Loss)								(571,363)	1,436	(569,927)

Issuance of 3,967,580 Treasury Common Shares Under Stock Based Compensation Awards	—	—	(97,776)	—	103,710	—	—	5,934	—	5,934
Acquisition of 660,775 Common Shares	—	—	1,928	—	(6,015)	—	—	(4,087)	—	(4,087)
Dividends Declared on Preferred Stock	—	—	15,318	(101,068)	—	—	—	(85,750)	—	(85,750)
Dividends Declared on Common Stock—$0.04 Per Share	—	—	—	(21,031)	—	—	—	(21,031)	—	(21,031)
Net Change in Deferred Compensation	—	—	—	—	—	(1,091)	—	(1,091)	—	(1,091)
Distributions to Noncontrolling Interests	—	—	—	—	—	—	—	—	(1,558)	(1,558)
Redemption of Noncontrolling Interests	—	—	(1,893)	—	—	—	—	(1,893)	(75)	(1,968)
Income Tax Benefit for Compensation Expense for Tax Purposes in Excess of Amounts Recognized for Financial Reporting Purposes	—	—	(1,310)	—	—	—	—	(1,310)	—	(1,310)
Stock Based Compensation Expense	—	—	33,548	—	—	—	—	33,548	—	33,548
Other	—	—	522	—	—	—	—	522	—	522
Balance, December 31, 2010	$1,715	$530,164	$4,947,943	$1,028,051	$(34,496)	$(38,629)	$(106,813)	$6,327,935	$10,938	$6,338,873

The accompanying notes are an integral part of the Consolidated Financial Statements

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008 ($000’s except share data)

Marshall & Ilsley Corporation (“M&I” or the “Corporation”) is a financial holding company that provides diversified financial services to a wide variety of corporate, institutional, government and individual customers.  M&I’s largest affiliates and principal operations are in Wisconsin; however, it has activities in other markets, particularly in certain neighboring Midwestern states, and in Arizona, Nevada and Florida.  The Corporation’s principal activities consist of banking and wealth management services.  Banking services, lending and accepting deposits from commercial banking and community banking customers are provided through its lead bank, M&I Marshall & Ilsley Bank (“M&I Bank”), which is headquartered in Wisconsin and one federally chartered thrift headquartered in Nevada. In addition to branches located throughout Wisconsin, banking services are provided in branches located throughout Arizona, the Minneapolis, Minnesota, Kansas City, Missouri and St. Louis, Missouri metropolitan areas, Duluth, Minnesota, Belleville, Illinois, Las Vegas, Nevada, Florida and central Indiana, as well as on the Internet.  Wealth Management, which includes Marshall & Ilsley Trust Company National Association (“M&I Trust”), M&I Financial Advisors, Inc., the private banking divisions of the Corporation’s bank subsidiaries and other subsidiaries related to the wealth management business, provides trust services, brokerage and insurance services, and investment management and advisory services to residents of Wisconsin, Arizona, Minnesota, Missouri, Florida, Nevada and Indiana.  Other financial services provided by M&I include personal property lease financing, wholesale lending, investment services to institutional clients and venture capital.

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

Consolidation principles—The Consolidated Financial Statements include the accounts of the Corporation, its subsidiaries that are wholly or majority owned and/or over which it exercises substantive control and significant variable interest entities for which the Corporation has determined that, based on the variable interests it holds, it is the primary beneficiary.  The primary beneficiary of a variable interest entity is the party that has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. Variable interests are the ownership, contractual or other pecuniary interests in an entity.  Investments in unconsolidated affiliates, in which the Corporation has 20% or more ownership interest and has the ability to exercise significant influence, but not substantive control, over the affiliates’ operating and financial policies, are accounted for using the equity method of accounting, unless the investment has been determined to be temporary.  All intercompany balances and transactions are eliminated in consolidation.

2.           Significant Accounting Policies

Cash and Cash Equivalents—For purposes of the Consolidated Financial Statements, the Corporation defines cash and cash equivalents as cash and due from banks and short-term investments, which have an original maturity of three months or less and are readily convertible into cash.  At December 31, 2010 and 2009, $199,999 and $152,076, respectively, of cash and due from banks was restricted, primarily due to requirements of the Federal Reserve System to maintain certain reserve balances.

Trading Assets—Trading assets include trading securities and other free-standing derivative contracts.   Securities are designated as trading securities when purchased and are held principally for sale in the near term.  Trading and other free-standing derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting under the Derivatives and Hedging Topic of the Codification.  Trading and other free-standing derivative contracts are carried at fair value with changes in fair value recorded in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

Investment Securities—Securities, when purchased, are designated as Investment Securities Available for Sale or Investment Securities Held to Maturity, and remain in that category until they are sold or mature.  The specific identification method is used in determining the cost of securities sold.  Investment Securities Held to Maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts.  The Corporation designates investment securities as held to maturity only when it has the positive intent and ability to hold them to maturity.  All other securities are classified as Investment Securities Available for Sale and are carried at fair value with fair value adjustments, net of the related income tax effects, reported as a component of Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.  Investment securities are reviewed on a quarterly basis for possible other than temporary impairment (“OTTI”).  Impairment occurs when the fair value of a security is less than its historical cost. These declines are recorded as either temporary impairment or other-than-temporary-impairment. Impairment is considered to be other than temporary if the present value of cash flows expected to be collected on the investment security discounted at the security’s implicit interest rate at acquisition is less than the investment security’s amortized cost. In addition, impairment is considered to be other than temporary if the Corporation intends to sell an impaired investment security or it is more likely than not that the Corporation will be required to sell the impaired investment security before the recovery of its amortized cost basis. All other impairments are considered temporary.

Prior to 2010, the Corporation presented investments in Federal Reserve Bank stock and FHLB stock within Investment Securities Available for Sale on the Consolidated Balance Sheets.  During 2010, the Corporation determined that investments in Federal Reserve Bank stock and FHLB stock should be separately presented on the consolidated balance sheet.  As a result, the accompanying 2009 consolidated balance sheet and the 2009 and 2008 consolidated statements of cash flows have been restated to present investments in Federal Reserve Bank stock and FHLB stock separately from Investment Securities Available for Sale.  Federal Reserve Bank stock and FHLB stock are carried at cost.

Loans—The Corporation’s accounting methods for loans depends on whether the loans are originated or purchased or acquired and whether the loans are classified as held for sale or held for investment.

Originated Loans Held for Sale—Loans that the Corporation originates and intends to sell or securitize are reported as loans held for sale.   Loans held for sale may be carried at fair value or at the lower of cost or fair value (“LOCOM”).  The Corporation has elected fair value to account for certain residential mortgage loans originated for sale into the secondary market.  Where an election is made to carry the loans held for sale at fair value, all subsequent changes in fair value are recognized in noninterest income and are reported as a component of Gain on Sale of Mortgage Loans in the Consolidated Statements of Income. All other loans that the Corporation originates and intends to sell or securitize are carried at LOCOM.  For loans carried at LOCOM, any excess of the cost of a loan held for sale over its fair value is recognized as a valuation allowance. Changes in the valuation allowance are recognized in noninterest income in the Consolidated Statements of Income.  Premiums, discounts and/or other loan basis adjustments on loans held for sale carried at LOCOM are deferred upon acquisition, included in the cost basis of the loan, and are not amortized.  In the event that loans held for sale carried at LOCOM are reclassified to loans held for investment, the loans are transferred at LOCOM on the date of transfer, forming the new cost basis of such loans.  Any LOCOM adjustment recognized upon transfer is recognized as a basis adjustment to the portfolio loan.

The Corporation determines any LOCOM adjustment on originated loans held for sale on a pool basis by aggregating those loans based on similar risks and other characteristics, such as product types and interest rates. The fair value of loans held for sale is generally based on whole loan sale prices, if formally committed, or observable market prices of securities that have loan collateral or interests in loans that are similar to the loans held for sale.  If market prices are not readily available, the fair value is based on a discounted cash flow model, which takes into account the degree of credit risk associated with the loans and the estimated effects of changes in market interest rates relative to the loans’ interest rates.

Originated Loans Held for Investment—Loans the Corporation originates for investment are reported at the principal amount outstanding, net of unearned income, net deferred loan fees or costs, and any direct principal charge-offs.  This amount is the Corporation’s recorded investment in the loan. Net deferred loan fees include loan fees collected net of certain incremental direct costs, primarily salary and employee benefit expenses.  Net deferred loan fees are amortized over the contractual term of the loan or lease as an adjustment to the yield over the life of the loan and/or commitment period.  Interest on loans, other than direct financing leases, is recognized as income based on the

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

loan principal outstanding during the period.  Unearned income on financing leases is recognized over the lease term on a basis that results in an approximate level rate of return on the lease investment.

Loans Held for Investment Transferred to Held for Sale—When a determination is made at the time of commitment to originate a loan as held for investment, it is the Corporation’s intent to hold the loan to maturity, payoff or for the foreseeable future, subject to periodic review.  In determining the foreseeable future for these loans, management considers (1) the current economic environment and market conditions, (2) its business strategy and current business plans, (3) collection strategies and (4) the nature and type of the loan receivable.  If a decision has been made to sell loans not previously classified as held for sale, such loans are reclassified to loans held for sale.  Upon reclassification, the loan is transferred at LOCOM.  If the change in fair value on these loans is due to credit concerns on such loans, the loans are reclassified net of the portion of the allowance for loan losses that is attributable to the transferred loans, with a corresponding reduction in the allowance for loan losses.  The LOCOM adjustment for commercial loans held for investment transferred to loans held for sale is generally determined on a loan-by-loan basis. The LOCOM adjustment for consumer loans held for investment transferred to loans held for sale is generally determined on a pool basis. The cash proceeds from the sale of loans that were reclassified from loans held in portfolio to loans held for sale are classified as investing activities in the Consolidated Statement of Cash Flows.

Purchased or Acquired Loans—Loans that are purchased or acquired are initially measured at fair value as of the acquisition date in accordance with applicable authoritative accounting guidance. An allowance for credit losses is not recorded at the acquisition date because credit discounts are included in the determination of fair value. For loans that are impaired at the time they are purchased or acquired, which are insignificant for the Corporation, expected cash flows in excess of the fair value of loans at the purchase date are recorded as interest income over the life of the loans. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as additional interest income prospectively. The present value of decreases in expected cash flows after the purchase date are recognized in the allowance for loan and lease losses.  For purchased loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value.   Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to those used for originated loans.  However, the Corporation records a provision for loan losses only when the required allowance exceeds any remaining credit discounts.  The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loans.

Commitments to Extend Credit—Unfunded loan commitments on residential mortgage loans that the Corporation intends to sell or securitize in connection with its mortgage banking activities (“rate locks”) are derivatives and recorded on the Consolidated Balance Sheets at fair value. Changes in fair value are recorded in noninterest income and reported as a component of Gain on Sale of Mortgage Loans in the Consolidated Statements of Income. All other unfunded loan commitments are not considered derivatives. An allowance for probable credit losses associated with off-balance sheet credit exposures on unfunded loan commitments other than rate locks is recorded on the Consolidated Balance Sheets in Accrued Expenses and Other Liabilities. The provision for these probable credit losses is recorded in noninterest expense and is reported in Other Expense in the Consolidated Statements of Income. The Corporation utilizes similar processes to estimate the allowance for probable credit losses associated with unfunded loan commitments other than rate locks as the allowance for loan and lease losses because business processes and credit risks associated with those loan commitments are essentially the same as for loans. However, since many of those loan commitments are expected to expire without being drawn upon, the allowance for probable credit losses associated with those unfunded loan commitments incorporates an estimate of the probability of those loan commitments being funded.

Renegotiated Loans—Certain loans are classified as troubled debt restructurings (“TDR”), which the Corporation refers to as “renegotiated loans,” when the borrower has experienced financial difficulties, the Corporation has made certain concessionary modifications to the contractual terms of the loan and the concessions are for economic or legal reasons related to the borrower’s financial difficulty that the Corporation would not otherwise consider.  Once the other criteria are met, the Corporation considers one or a combination of the following concessions to the loan terms to be a TDR: (1) a reduction of the stated interest rate, (2) an extension of the maturity date or dates at a stated interest rate lower than the current market rate for a new loan with a similar term, or (3) forgiveness of principal or accrued interest.  Renegotiated loans are permitted to remain on accrual status or are returned to accrual status when receipt of principal and interest payments as they become contractually due is not in doubt based on the preponderance

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

of evidence from a current credit assessment, the borrower’s successful past performance, or successful performance under the modified terms for periods ranging from three months to over nine months depending on the borrower and type of loan restructured. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from renegotiated loans in the calendar years subsequent to the restructuring if the loan is in compliance with the modified terms.

Impaired Loans—The Corporation considers a loan to be impaired when, based on current information and events, it determines that it is probable it will be unable to collect all amounts due, including scheduled interest, according to the loan’s original loan contract, regardless of payment status. Nonaccrual loans, which the Corporation refers to as nonperforming loans and troubled debt restructurings, which the Corporation refers to as renegotiated loans, meet the definition of an impaired loan.

Loans are generally considered impaired and placed on nonaccrual status when the collection of interest or principal has become 90 days past due.  However, loans with payments that are less than 90 days past due may be placed on nonaccrual based on a judgmental assessment of the borrower’s ability to continue to pay under the terms of the loan contract.  The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified date on the billing statement.

           When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest and fee income on loans.  A nonaccrual loan may be restored to an accrual basis when interest and principal payments are brought current and collectibility of future payments is not in doubt.  Interest payments received on nonaccrual loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal.  Interest on renegotiated loans is recognized on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms.  Certain consumer loans are generally not placed on nonaccrual status and are charged off when such loans have been past due for a specified period of time.  Impaired loans that have been purchased or acquired are initially accruing loans unless the timing and amount of future cash flows is not reasonably estimable. In that case, those loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of the future cash flows can be reasonably estimated.

Charge-Off Policy—Consistent with regulatory guidance, charge-offs are taken when specific loans, or portions thereof, are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. The Corporation’s policy is to promptly charge these loans off in the period the uncollectible loss amount is reasonably determined.

The Corporation promptly charges-off commercial loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

If a loan with interest reserves is in default and/or deemed uncollectible, interest is no longer funded through the interest reserve. Interest income previously recognized from interest reserves generally is not reversed against current income when a loan with interest reserves is placed on nonperforming status. However, the loan is evaluated for impairment.

The Corporation promptly charges-off consumer-related loans, or portions thereof, when the Corporation reasonably determines the amount of the loss. However, in no case does the charge-off exceed the applicable regulatory timeframes.  Such regulatory timeframes provide for the charge-down of 1-4 family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due, charge-off of unsecured open-end loans when the loan is 180 days past due, and charge down to the net realizable value when other secured loans are loan 120 days past due.

The Corporation periodically reviews the residual values associated with its leasing portfolios.  Declines in residual values that are judged to be other than temporary are recognized as a loss resulting in a reduction in the net investment in the lease.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

Allowance for loan and lease losses—The allowance for loan and lease losses is maintained at a level believed adequate by management to absorb estimated losses inherent in the loan and lease portfolio including loans that have been determined to be impaired.  For nonaccrual loans greater than an established threshold and all renegotiated loans, impairment is measured using one of three alternatives:  (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral for collateral dependent loans and loans for which foreclosure is deemed to be probable.  Loans below the established thresholds are evaluated as homogenous pools.  Management’s determination of the adequacy of the allowance is based on a continual review of the loan and lease portfolio, loan and lease loss experience, economic conditions, growth and composition of the portfolio, and other relevant factors.  As a result of management’s continual review, the allowance is adjusted through provisions for loan and lease losses charged against income.  See Note 9 – Allowance for Loan and Lease Losses in Notes to Consolidated Financial Statements for additional information.

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

Goodwill and Other Intangible Assets — Goodwill is not amortized, but is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  A reporting unit is an operating segment as defined by the Segment Reporting Topic of the Codification, or one level below an operating segment.  The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.  The Corporation tests goodwill for impairment annually or more frequently when indicators of impairment are present.  See Note 13 – Goodwill and Other Intangibles in Notes to Consolidated Financial Statements for additional information.

Identifiable intangibles arising from purchase acquisitions with a finite useful life are amortized over their useful lives and consist of core deposit intangibles, customer lists, tradename and other intangibles.

Identifiable intangibles that have been determined to have an indefinite useful life are not amortized but are subject to periodic tests for impairment.  At December 31, 2010 and 2009, the Corporation did not have any identifiable intangibles that have been determined to have an indefinite useful life.

Bank-Owned Life Insurance (“BOLI”)—The Corporation purchases life insurance policies on the lives of certain officers and employees and is the owner and beneficiary of the policies.  The Corporation’s investments in these policies are intended to provide funding for future employee benefit costs.  The Corporation records these BOLI policies at each policy’s respective cash surrender value, with changes recorded in Bank-Owned Life Insurance Revenue in the Consolidated Statements of Income.  Certain BOLI policies have a stable value agreement through either a large, well-rated bank or multi-national insurance carrier that provides limited cash surrender value protection from declines in the value of each policy’s underlying investments.  Losses are recognized when the decline in the cash surrender value exceeds the protection provided by the stable value agreement.  At December 31, 2010, the cash surrender value protection had not been exceeded for any BOLI policies.

Other real estate owned (“OREO”)—Other real estate owned consists primarily of assets that have been acquired in satisfaction of debts.  Other real estate owned is recorded at fair value, less estimated selling costs, at the date of transfer, which becomes the new cost basis.  Valuation adjustments required at the date of transfer for assets acquired in satisfaction of debts are charged to the allowance for loan and lease losses.  Subsequent to transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, based upon periodic evaluations. Property expenses, which include carrying costs, required valuation adjustments and gains and losses on sales, are reported in Net OREO Expenses in the Consolidated Statements of Income.

Prior to 2010, the Corporation had presented gains on sale of OREO within Other Income in the Consolidated Statements of Income as OREO Income.  During 2010, the Corporation determined that gains on sale of OREO should be presented net along with OREO expenses in the Consolidated Statements of Income.  As a result, the accompanying 2009 and 2008 Consolidated Statements of Income and related disclosures have been restated to present gains on sale of OREO along with OREO expenses in Net OREO Expenses in the Consolidated Statements of Income.

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

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

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

3.           New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require additional disclosures in the notes to the financial statements regarding the nature of credit risk inherent in the loan and lease portfolio, how that credit risk is analyzed and assessed in arriving at the allowance for credit losses, information regarding loan modifications that meet the definition of a TDR and changes in the loan portfolio and the allowance for credit losses. For the Corporation, period end disclosures are required as of December 31, 2010 and disclosures about activity that occurs during the period will be initially required for the three months ended March 31, 2011. In January 2011, the FASB elected to temporarily defer the effective date of the updated disclosures about TDRs until the FASB clarifies guidance for determining what constitutes a TDR. See Note 2 –

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

Significant Accounting Policies and Note 9 – Allowance for Loan and Lease Losses for additional credit risk disclosures required in the Notes to Consolidated Financial Statements at December 31, 2010.

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

In January 2010, the FASB updated the disclosure guidance in the Fair Value Measurements and Disclosures Topic. This update clarifies certain existing disclosure requirements and requires separate disclosures of significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy along with descriptions of the reasons for the transfers. In addition, information about purchases, sales, issuances, and settlements will be presented separately for Level 3 disclosures. The updated guidance was effective beginning on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective beginning on January 1, 2011. The impact of the updated disclosure guidance is reflected in Note 4 - Fair Value Measurements.

4.           Fair Value Measurements

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

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

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

The Corporation’s private equity investments generally take the form of investments in private equity funds.  The private equity investments are valued using the Corporation’s ownership interest in partners’ capital to which a proportionate share of net assets is attributed via the valuations provided by the general partners on a quarterly basis.  These nonpublic investments are included in Level 3 of the fair value hierarchy because the fair value is not readily determinable and the redemption of the investments will occur via distribution though sale of the underlying investments of the private equity fund.  The length of investment in private equity funds is generally ten years and the majority of the private equity distributions are expected to occur in the next five to ten years.  At December 31, 2010, unfunded private equity commitments were $52.3 million.

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

On a quarterly basis, the Corporation performs an analysis using historical and market implied default and recovery rates that also consider certain industry conventions established for operational efficiencies to estimate the potential impact on the reported fair values of these derivative financial assets and liabilities due to counterparty credit risk and the Corporation’s own credit risk.  Based on this analysis, the Corporation determined that the impact of these factors was insignificant and did not make any additional credit risk adjustments for purposes of determining the reported fair values of these derivative assets and liabilities with dealers at December 31, 2010.

Certain derivative transactions are executed with customers whose counterparty credit risk is similar in nature to the credit risk associated with the Corporation’s lending activities.  As is the case with a loan, the Corporation evaluates the credit risk of each of these customers on an individual basis and, where deemed appropriate collateral is obtained.  The type of collateral varies and is often the same collateral as the collateral obtained to secure a customer’s loan.  To assess the potential impact of counterparty credit risk on the fair values of derivative assets with customers, the Corporation incorporates probability analysis to estimate the amount of expected loss exposure of customer

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

derivative contracts outstanding at December 31, 2010.  While not significant, the Corporation did factor in the estimated amount of expected loss due to customer default into the reported fair value of its customer derivative assets at December 31, 2010.

Loans Held for Sale

During 2010, the Corporation elected to account for certain residential mortgage loans held for sale into the secondary market at fair value.  The fair value of those mortgage loans held for sale was determined using current secondary market prices for loans with similar interest rates, maturities and credit quality and are classified as Level 2.

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (1)
Trading Assets:
Trading Securities	$—	$17,313	$—
Derivative Assets	—	240,753	—
Total Trading Assets	$—	$258,066	$—

Investment Securities Available for Sale (2):
U. S. Treasury	$—	$2,122	$—
U. S. Government Agencies	—	5,444,275	—
States and Political Subdivisions	—	747,724	38,117
Residential Mortgage Backed Securities	—	165	—
Asset Backed Securities	—	45,220	86,481
Private Equity Investments	—	—	78,663
Total Investment Securities Available for Sale	$—	$6,239,506	$203,261

Loans Held for Sale	$—	$27,532	$—

Loans and Leases
Residential Mortgage Loans	$—	$413	$—

Accrued Interest and Other Assets:
Financial Guarantees – Credit Protection Purchased	$—	$2	$—

Liabilities (1)
Short-term Borrowings	$—	$5,005	$—
Accrued Expenses and Other Liabilities:
Derivative Liabilities	$—	$212,060	$6,132
Financial Guarantees – Credit Protection Sold	—	714	—
Total Accrued Expenses and Other Liabilities	$—	$212,774	$6,132

(1)
The amounts presented above exclude certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage interest rate risk.  These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2.  See Note 22 – Derivative Financial Instruments and Hedging Activities in Notes to Consolidated Financial Statements for further information.  Level 3 derivative liabilities represent the fair value of the derivative financial instrument entered into in conjunction with the sale of the Corporation’s shares of Visa, Inc. (“Visa”) Class B common stock.

(2)	The amounts presented above are exclusive of $61,840 in affordable housing partnerships, which are generally carried on the equity method.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (1)
Trading Assets:
Trading Securities	$—	$29,993	$—
Derivative Assets	—	225,653	—
Total Trading Assets	$—	$255,646	$—

Investment Securities Available for Sale (2):
U. S. Treasury	$—	$7,379	$—
U. S. Government Agencies	—	5,247,974	64,561
States and Political Subdivisions	—	802,023	41,979
Residential Mortgage Backed Securities	—	220,610	—
Corporate Notes	—	—	10,000
Asset Backed Securities	—	949	153,271
Foreign	—	3,025	1,385
Equity	135	—	—
Private Equity Investments	—	—	68,482
Total Investment Securities Available for Sale	$135	$6,281,960	$339,678

Accrued Interest and Other Assets:
Financial Guarantees – Credit Protection Purchased	$—	$13	$—

Liabilities (1)
Short-term Borrowings	$—	$14,604	$—
Accrued Expenses and Other Liabilities:
Derivative Liabilities	$—	$195,003	$11,600
Financial Guarantees – Credit Protection Sold	—	198	—
Total Accrued Expenses and Other Liabilities	$—	$195,201	$11,600

(1)
The amounts presented above exclude certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage interest rate risk.  These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2.  See Note 22 – Derivative Financial Instruments and Hedging Activities in Notes to Consolidated Financial Statements for further information.  Level 3 derivative liabilities represent the fair value of the derivative financial instrument entered into in conjunction with the sale of the Corporation’s shares of Visa Class B common stock.

(2)	The amounts presented above are exclusive of $56,538 in affordable housing partnerships, which are generally carried on the equity method.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with financial instruments measured using significant unobservable inputs (Level 3) during the twelve months ended December 31, 2010:

	Investment Securities (1)	Private Equity Investments (2)	Total	Derivative Liabilities
Balance at December 31, 2009	$271,196	$68,482	$339,678	$11,600
Net payments, purchases and sales	(6,038)	2,013	(4,025)	(5,468)
Accretion /(amortization)	18	—	18	—
Transfers in to Level 3	12,008	—	12,008	—
Transfers out of Level 3	(140,483)	—	(140,483)	—

Total gains or losses (realized or unrealized):
Included in earnings	—	8,168	8,168	—
Included in other comprehensive income	(12,103)	—	(12,103)	—
Balance at December 31, 2010	$124,598	$78,663	$203,261	$6,132

Unrealized gains or losses for the year included in earnings attributable to unrealized gains or losses for assets still held at December 31, 2010	$—	$9,911	$9,911	$—

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

During 2010, securities were transferred from Level 2 in to Level 3 as the Corporation determined that it could not obtain a sufficient number of observable inputs in the form of market or broker quotes to substantiate a Level 2 classification.

Also during 2010, the Corporation transferred securities, which primarily consisted of $62,140 of senior tranche asset backed securities and $66,692 of Government National Mortgage Association (“GNMA”) securities, from Level 3 to Level 2 as significant inputs to the pricing model used to value these securities became observable in the marketplace, could be derived from observable data or the value could be supported by observable levels at which transactions were executed in the marketplace.

Transfers to and from level 3 were recognized at the end of each interim reporting period.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

The table presented below summarizes the change in balance sheet carrying values associated with financial instruments measured using significant unobservable inputs (Level 3) during the twelve months ended December 31, 2009:

	Investment Securities (1)	Private Equity Investments (2)	Other Assets	Total	Derivative Liabilities
Balance at December 31, 2008	$135,953	$65,288	$5,903	$207,144	$—
Net payments, purchases and sales	60,479	4,710	(5,073)	60,116	(3,143)
Accretion / (amortization)	128	—	308	436	—
Net transfers in and /or out of Level 3	34,637	—	—	34,637	—

Total gains or losses (realized or unrealized):
Included in earnings	—	(1,516)	300	(1,216)	14,743
Included in other comprehensive income	39,999	—	(1,438)	38,561	—
Balance at December 31, 2009	$271,196	$68,482	$—	$339,678	$11,600

Unrealized gains or losses for the year included in earnings attributable to unrealized gains or losses for assets still held at December 31, 2009	$—	$(1,596)	$—	$(1,596)	$(14,743)

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

The increase in Level 3 investment securities at December 31, 2009 was primarily due to the purchase of certain GNMA securities and the transfer of certain municipal auction rate securities from Level 2.  At December 31, 2009, the Corporation determined that it could not obtain a sufficient number of observable inputs in the form of market or broker quotes to substantiate a level 2 classification.

Transfers to and from level 3 were recognized at the end of each interim reporting period.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

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

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis.  These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment or a change in the amount of a previously recognized impairment.

The tables presented below summarize the adjusted carrying values and level of fair value hierarchy for assets measured at fair value on a nonrecurring basis:

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Loans Held for Sale	$—	$2,132	$—	$2,132
Impaired Loans	—	—	710,599	710,599
Other Real Estate Owned	—	—	78,797	78,797
Total	$—	$2,132	$789,396	$791,528

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Loans Held for Sale	$—	$10,884	$—	$10,884
Impaired Loans	—	—	845,868	845,868
Other Real Estate Owned	—	—	83,407	83,407
Total	$—	$10,884	$929,275	$940,159

Net losses related to nonrecurring fair value measurements of certain assets consisted of the following:

	Year Ended December 31,
	2010	2009
Loans Held for Sale	$16,145	$40,854
Impaired Loans	809,375	1,046,587
Other Real Estate Owned	62,632	121,843
Total	$888,152	$1,209,284

Net losses on loans held for sale represent net write downs during the period presented to record the loans at the lower of cost or fair value subsequent to their initial classification as loans held for sale.  Such fair values are generally based on bids and are considered Level 2 fair values.

When impairment was measured based on the fair value of the collateral less estimated selling costs or the fair value of the loan, the loan is considered to be measured at fair value on a nonrecurring basis. The Corporation generally obtains appraisals to support the fair value of collateral underlying loans. Appraisals incorporate measures such as recent sales prices for comparable properties and costs of construction. The Corporation considers these fair values Level 3.

Losses on impaired loans represent net write-downs during the periods presented on impaired loans that were individually evaluated for impairment based on the estimated fair value of the collateral less estimated selling costs or the fair value of the loan, excluding impaired loans fully charged off.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

OREO is recorded at fair value based on property appraisals, less selling costs, at the date of transfer.  Subsequent to transfer, OREO is carried at the lower of cost or fair value, less estimated selling costs.  The carrying value of OREO is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs.

Losses on OREO represent the net write-downs during the periods presented where the carrying value of the foreclosed real estate exceeded the current fair value less estimated selling costs of the foreclosed real estate subsequent to their initial classification as foreclosed assets.

Fair Value of Financial Instruments

Book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 2010 and 2009 are presented in the following table.  Derivative financial instruments designated as hedging instruments are included in the book values and fair values presented for the related hedged items.  Derivative financial instruments designated as trading and other free standing derivatives are included in Trading assets.

Balance Sheet Financial Instruments ($ in millions)

	2010		2009
	Book Value	Fair Value	Book Value	Fair Value
Financial Assets:
Cash and short term investments	$2,975.0	$2,975.0	$1,961.3	$1,961.3
Trading assets	258.1	258.1	255.6	255.6
Investment securities available for sale	6,504.6	6,504.6	6,678.3	6,678.3
Federal Reserve Bank stock and FHLB stock, at cost	380.1	380.1	395.3	395.3
Investment securities held to maturity	71.9	74.6	103.6	107.0
Net loans and leases	35,611.8	31,508.6	42,737.2	37,668.6
Interest receivable	138.2	138.2	166.4	166.4
Financial guarantees – credit protection purchased	—	—	—	—

Financial Liabilities:
Deposits	$38,258.6	$38,514.8	$41,637.5	$42,113.1
Short-term borrowings	227.8	227.8	1,120.1	1,114.0
Long-term borrowings	5,028.8	5,000.3	6,425.9	6,147.5
Derivative liabilities	218.2	218.2	206.6	206.6
Interest payable	110.4	110.4	157.6	157.6
Financial guarantees – credit protection sold	0.7	0.7	0.2	0.2

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

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

Net loans and leases

The fair value of loans and leases was derived from discounted cash flow analyses.  Loans and leases as of  December 31, 2010 were grouped into 1,788 pools based on similar characteristics such as maturity, payment type and payment frequency, rate type and underlying index, recent loan-to-value (LTV) measures and various types of credit indicators such as recent FICO scores and the Corporation’s internal loan rating system.  Credit spreads were derived from observable information wherever possible.  In cases where observable information was not available because of inactive markets or the change in the loan characteristics such as declining collateral values, certain adjustments were judgmentally made to estimate credit spreads consistent with the manner the Corporation believes market participants would assess the fair value of the loan pool.  The Corporation has estimated that increasing or decreasing the credit spreads by the equivalent of a one credit rating adjustment could affect the aggregate fair value of the loans and leases by approximately $0.6 billion or 1.6% of the net carrying value of total loans and leases at December 31, 2010.  The fair value of loans held for sale is based on the expected sales price.  At December 31, 2010, the fair value of net loans and leases is considered Level 2 and Level 3 in the fair value hierarchy.

Deposits

The fair value for demand deposits or any interest bearing deposits with no fixed maturity date is considered to approximate carrying value.  Time deposits with defined maturity dates are considered to have a fair value which approximates the book value if the maturity date was within three months of the measurement date.  The remaining time deposits are assigned fair values based on a discounted cash flow analysis using discount rates that approximate interest rates currently being offered on time deposits with comparable maturities.  At December 31, 2010, the fair value of deposits is considered Level 2 in the Fair Value Hierarchy.

Borrowings

Short-term borrowings are generally carried at cost that approximates fair value.  Long-term debt is valued using discounted cash flow analysis with discount curves developed using several methods.  Wherever possible, the Corporation uses pricing from industry accepted services or recently observed transactions in the Corporation’s long-term debt to develop the discounting curves.  The observed transactions are between unaffiliated parties where there has been sufficient transaction volume to conclude that the observed pricing is representative of the fair value of the long-term debt obligation.  In the absence of representative observed transactions, the Corporation develops discount curves based on current incremental borrowing rates for similar types of arrangements.  At December 31, 2010, the fair value of borrowings is considered Level 2 in the Fair Value Hierarchy.

Off-Balance Sheet Financial Instruments ($ in millions)

Fair values of off-balance sheet financial instruments have been estimated based on the equivalent fees, net of expenses, which would be charged for similar contracts and customers at December 31:

	2010	2009
Loan commitments	$5.6	$11.4
Commercial letters of credit	0.2	0.3
Credit support agreements	—	2.7
Standby letters of credit	6.2	9.5

See Note 21 – Financial Instruments with Off-Balance Sheet Risk in Notes to Consolidated Financial Statements for additional information.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

5.           Earnings Per Common Share

The following presents a reconciliation of the numerators and denominators of the basic and diluted per common share computations (dollars and shares in thousands, except per share data):

	Year Ended December 31, 2010
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(515,871)
Preferred dividends	(101,068)
Net loss attributable to Marshall & Ilsley Corporation Common Shareholders	$(616,939)	524,628	$(1.18)

Effect of dilutive securities:
Stock option, restricted stock and other plans		—

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(515,871)
Preferred dividends	(101,068)
Net loss attributable to Marshall & Ilsley Corporation Common Shareholders	$(616,939)	524,628	$(1.18)

	Year Ended December 31, 2009
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(758,617)
Preferred dividends	(100,164)
Net loss attributable to Marshall & Ilsley Corporation Common Shareholders	$(858,781)	348,532	$(2.46)

Effect of dilutive securities:
Stock option, restricted stock and other plans		—

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(758,617)
Preferred dividends	(100,164)
Net loss attributable to Marshall & Ilsley Corporation Common Shareholders	$(858,781)	348,532	$(2.46)

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

	Year Ended December 31, 2008
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(2,043,462)
Preferred dividends	(12,737)
Net loss attributable to Marshall & Ilsley Corporation Common Shareholders	$(2,056,199)	259,615	$(7.92)

Effect of dilutive securities:
Stock option, restricted stock and other plans		—

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(2,043,462)
Preferred dividends	(12,737)
Net loss attributable to Marshall & Ilsley Corporation Common Shareholders	$(2,056,199)	259,615	$(7.92)

The table below presents the options to purchase shares of common stock not included in the computation of diluted earnings per common share because the stock options’ exercise price was greater than the average market price of the common shares for the years ended December 31, 2010, 2009 and 2008 (anti-dilutive options).  As a result of the Corporation’s reported net loss for the years ended December 31, 2010, 2009 and 2008, all stock options outstanding were excluded from the computation of diluted earnings per common share (shares in thousands):

	2010	2009	2008
Shares Subject to Options	30,365	33,756	33,439
Price Range	$4.76 — $36.82	$4.76 — $36.82	$8.55 — $36.82

An outstanding warrant to purchase 13,815,789 shares of the Corporation’s common stock issued in connection with the Corporation’s participation in the U.S. Treasury Department’s Capital Purchase Program was not included in the computation of diluted earnings per common share for the years ended December 31, 2010, 2009 and 2008 because of the reported net loss in the respective years.  In addition, the $18.62 per share exercise price of the Warrant was greater than the average market price of the Corporation’s common stock for the years ended December 31, 2010 and 2009.

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

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

estimated identifiable intangible assets to be amortized (customer relationships and non-compete agreement) amounted to $1.2 million.  The goodwill and intangibles resulting from this acquisition are deductible for tax purposes.

The following acquisitions, which are not considered to be material business combinations individually or in the aggregate, were completed during 2008:

On December 3, 2008, the Corporation completed its acquisition of an 80% equity interest in Taplin, Canida & Habacht, Inc. (“TCH”).  TCH, based in Miami, Florida, is an institutional fixed income money manager with approximately $7.3 billion of assets under management as of December 31, 2008.  Total consideration in this transaction amounted to $64.0 million, consisting of 4,863,221 shares of the Corporation’s common stock valued at $13.16 per common share.  This is considered a non-cash transaction for the purposes of the Consolidated Statement of Cash Flows.  TCH was integrated with the Corporation’s Wealth Management segment.  Goodwill amounted to $42.1 million.  The estimated identifiable intangible assets to be amortized (customer relationships, tradename and non-compete agreement) amounted to $22.3 million.  The goodwill and intangibles resulting from this acquisition are deductible for tax purposes.  The Corporation will acquire the remaining 20% interest in TCH over a five year period beginning in December 2008, through subsequent payments based on certain criteria, which include the future earnings of TCH, as defined in the TCH Purchase Agreement, and therefore the total consideration cannot be determined at the present time.  During 2010, the Corporation made a $2.0 million payment based on criteria in the Purchase Agreement.

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

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

7.           Investment Securities

The amortized cost, fair value and unrealized gains and losses of selected investment securities, by major security type, held by the Corporation were as follows:

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale:
U.S. Treasury	$2,104	$18	$—	$2,122
U.S. Government agencies	5,479,691	43,532	78,948	5,444,275
States and political subdivisions	780,784	21,215	16,158	785,841
Residential mortgage backed securities	149	16	—	165
Asset backed securities	206,232	6	74,537	131,701
Private Equity investments	78,663	—	—	78,663
Affordable Housing Partnerships	61,840	—	—	61,840
Total	$6,609,463	$64,787	$169,643	$6,504,607

Federal Reserve Bank Stock and FHLB Stock:
Federal Reserve Bank Stock	$178,624	$—	$—	$178,624
FHLB Stock	201,473	—	—	201,473
Total	$380,097	$—	$—	$380,097

Held to Maturity:
States and political subdivisions	$58,389	$2,582	$309	$60,662
Corporate notes	10,000	273	—	10,273
Foreign	3,529	97	6	3,620
Total	$71,918	$2,952	$315	$74,555

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale:
U.S. Treasury	$7,335	$47	$3	$7,379
U.S. Government agencies	5,291,115	53,272	31,852	5,312,535
States and political subdivisions	831,248	23,557	10,803	844,002
Residential mortgage backed securities	221,819	2,041	3,250	220,610
Corporate notes	10,000	—	—	10,000
Asset backed securities	208,330	8	54,118	154,220
Equity	115	20	—	135
Private Equity investments	68,494	52	64	68,482
Affordable Housing Partnerships	56,538	—	—	56,538
Foreign	4,410	—	—	4,410
Total	$6,699,404	$78,997	$100,090	$6,678,311

Federal Reserve Bank Stock and FHLB Stock:
Federal Reserve Bank stock	$186,375	$—	$—	$186,375
FHLB stock	208,906	—	—	208,906
Total	$395,281	$—	$—	$395,281

Held to Maturity:
States and political subdivisions	$102,566	$3,613	$217	$105,962
Foreign	1,000	—	—	1,000
Total	$103,566	$3,613	$217	$106,962

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

The following tables provide the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous realized loss position:

	Less than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	2,587,880	78,832	51,866	116	2,639,746	78,948
States and political subdivisions	153,848	7,205	48,487	9,262	202,335	16,467
Residential mortgage backed securities	—	—	—	—	—	—
Corporate notes	—	—	—	—	—	—
Asset backed securities	—	—	130,978	74,537	130,978	74,537
Private Equity investments	—	—	—	—	—	—
Affordable Housing Partnerships	—	—	—	—	—	—
Foreign	2,094	6	—	—	2,094	6
Total	$2,743,822	$86,043	$231,331	$83,915	$2,975,153	$169,958

December 31, 2009
U.S. Treasury	$747	$3	$—	$—	$747	$3
U.S. Government agencies	1,761,701	23,839	1,015,790	8,013	2,777,491	31,852
States and political subdivisions	40,517	6,730	101,432	4,290	141,949	11,020
Residential mortgage backed securities	55,009	2,116	48,270	1,134	103,279	3,250
Corporate notes	—	—	—	—	—	—
Asset backed securities	—	—	153,154	54,118	153,154	54,118
Equity	—	—	—	—	—	—
Private Equity investments	—	—	—	64	—	64
Affordable Housing Partnerships	—	—	—	—	—	—
Foreign	825	—	400	—	1,225	—
Total	$1,858,799	$32,688	$1,319,046	$67,619	$3,177,845	$100,307

Other-Than-Temporary-Impairment (OTTI)

The investment securities reported in the December 31, 2010 table above were temporarily impaired. This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on December 31, 2010. The Corporation determined that the temporary impairment in the investment securities at December 31, 2010 was not from a decline in value due to a credit event that would result in OTTI. At December 31, 2010, the Corporation does not intend to sell these temporarily impaired investment securities until a recovery of recorded investment, which may be at maturity. In addition, the Corporation concluded that it is more likely than not, that it will not have to sell the investment securities prior to recovery of the recorded investment.

The most severe impairment was recognized in the Corporation’s investments in asset backed securities, which consist primarily of senior tranche collateralized debt obligations (“CDOs”) that are secured by pools of trust preferred securities issued by financial institutions or insurance companies. To assess the CDOs for potential OTTI, the Corporation estimated the expected cash flows for each security in this portfolio. The analysis was completed by evaluating the credit quality of the underlying collateral and the cash flow structure. At December 31, 2010, the estimated cash flow analysis for each security indicated that contractual principal and interest was fully collectible by maturity.

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

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

There are various tranches or investment classes issued within each CDO. The most senior tranches generally have the lowest yield but the most protection from credit losses compared to other tranches that are subordinate to the most senior tranches. The Corporation holds only the two most senior tranches of the CDO issuances. Because of that seniority, the Corporation’s investments receive credit support from the subordinated tranches.  At December 31, 2010, the Corporation estimated that the percentage of the currently performing collateral that would be required to default to cause the Corporation’s tranches to not receive all of its contractual cash flows (principal and interest) ranged from 18% to 46%. Based on that analysis, the Corporation concluded that there was excess protection to absorb the expected credit losses from both current and projected defaults and there was no OTTI. In addition, the Corporation concluded that the lengthening of the expected time for principal repayment combined with the illiquid market for trust preferred securities resulted in market expectations of higher yields for similar instruments which explained the entire decline in the fair value of the securities compared with their book values.

Other classes of investments with impairment at December 31, 2010 included U.S. Government agency securities and obligations of states and political subdivisions. U.S. Government agency securities consist of mortgage-backed securities issued by Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), and GNMA. This portfolio consists of securities with both fixed and floating rate interest rates, average lives of 3-5 years and contractual cash flows guaranteed by the U.S. government or agencies of the U.S. government.

Obligations of states and political subdivisions are bank qualified fixed rate securities with original maturities of ten to twenty years. The securities primarily consist of general obligation bonds with some essential service revenue bonds. The majority of these securities has a credit ratings of investment grade or better. Management performs ongoing credit quality reviews on these securities and at December 31, 2010, determined there were no credit losses.

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2010 were:

	Investment Securities Available for Sale		Investment Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$178,075	$180,789	$9,984	$10,108
From one through five years	4,141,297	4,137,171	39,452	40,942
From five through ten years	1,659,412	1,641,839	22,482	23,505
After ten years	630,679	544,808	—	—
Total	$6,609,463	$6,504,607	$71,918	$74,555

Federal Reserve Bank stock and FHLB stock have no contractual maturities.

The gross investment securities gains and losses, including Wealth Management transactions, amounted to $104,903 and $5,087 in 2010, $132,074 and $9,721 in 2009, and $32,023 and $14,697 in 2008, respectively.  See the Consolidated Statements of Cash Flows for the proceeds from the sale of investment securities.

Income tax expense related to net securities transactions amounted to $37,171, $45,565, and $6,164 in 2010, 2009 and 2008, respectively.

At December 31, 2010 and 2009, securities with a value of approximately $1,020,202 and $1,530,764, respectively, were pledged to secure public deposits, short-term borrowings, interest rate swaps and for other purposes required by law.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

8.           Loans and Leases

The Corporation’s loan and lease portfolio at December 31 were as follows:

Portfolio loans and leases	2010	2009
Commercial, financial and agricultural	$11,196,883	$12,473,995
Real estate:
Commercial mortgage	12,396,772	13,634,894
Construction and development	3,174,290	5,481,547
Residential mortgage	4,260,480	4,920,765
Home equity loans and lines of credit	4,187,316	4,685,370
Total Real Estate	24,018,858	28,722,576
Personal	1,142,345	2,191,449
Lease financing	503,058	615,447
Total	$36,861,144	$44,003,467

Loans held for sale	2010	2009
Commercial, financial and agricultural	$—	$1,633
Real estate:
Commercial mortgage	4,517	11,031
Construction and development	27,392	57,333
Residential mortgage	80,788	48,105
Home equity loans and lines of credit	25,516	29,224
Total Real Estate	138,213	145,693
Personal	—	66,833
Total	$138,213	$214,159

Loans and leases are presented net of unearned income and unamortized deferred fees, which amounted to $83,768 and $111,924 at December 31, 2010 and 2009, respectively.

Included in loans held for sale are nonaccrual loans which amounted to $23,448 and $57,670 at December 31, 2010 and 2009, respectively.  Also included in loans held for sale are troubled debt restructured loans, which the Corporation refers to accruing renegotiated loans, which amounted to $15 at December 31, 2009.

For the years ended December 31, 2010, 2009 and 2008, loans transferred to OREO, net of initial write-downs, amounted to $446,456, $534,258 and $343,541, respectively.  These amounts are considered non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

The Corporation evaluates the credit risk of each customer and, where deemed appropriate, collateral is obtained.  Collateral varies by loan type and individual loan customer and may include accounts receivable, inventory, real estate, equipment, deposits, personal and government guarantees, and general security agreements.  The Corporation’s access to collateral is dependent upon the type of collateral obtained.

Policies have been established that set standards for collateral by creditworthiness, type of collateral, loan terms, pricing structures, loan-to-value limits by property type, minimum requirements for initial investment and maintenance of equity by the borrower, borrower net worth, cash flow and debt service coverage as well as policies and procedures for granting exceptions to established underwriting standards.

The Corporation’s lending activities are concentrated primarily in the Midwest.  The Corporation’s loan portfolio consists of business loans extending across many industry types, as well as loans to individuals.  As of December 31, 2010, total loans to any group of customers engaged in similar activities and having similar economic characteristics, as defined by the North American Industry Classification System, did not exceed 10% of total loans.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

The following table presents a geographical summary of loans and leases as a percent of total consolidated loans and leases at December 31:

	2010	2009
Wisconsin	39.8%	37.4%
Arizona	11.2	12.1
Minnesota	11.0	10.7
Missouri	7.3	7.3
Florida	5.6	6.1
Indiana	4.2	3.6
Kansas	2.0	2.5
Others	18.9	20.3
Total	100.0%	100.0%

The Corporation offers a variety of loan products with payment terms and rate structures that have been designed to meet the needs of its customers within an established framework of acceptable credit risk.  Payment terms range from fully amortizing loans that require periodic principal and interest payments to terms that require periodic payments of interest-only with principal due at maturity.  Interest only loans are typical in commercial and business line of credit or revolving line of credit loans, home equity lines of credit and construction loans (residential and commercial).  At December 31, 2010, the Corporation did not have loans with below market or so-called teaser interest rates.  At December 31, 2010, the Corporation did not offer, hold or service option adjustable rate mortgages that may expose the borrowers to future increase in repayments in excess of changes resulting solely from increases in the market rate of interest (loans subject to negative amortization).

The Corporation reported no loss related to residual impairment for the years ended December 31, 2010 and 2009.

Loans outstanding to directors and officers, including their related interests, by the Corporation and its significant subsidiaries did not exceed the reporting threshold at any time during 2010 or 2009.

At December 31, 2010 and 2009, loans and leases with a value of approximately $15,551,726 and $21,984,259, respectively, were pledged to secure deposits, borrowings and for other purposes required by law.

9.           Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s estimate of probable losses inherent in the Corporation’s loan and lease portfolio.  Some factors considered in determining the adequacy of the allowance for credit losses include an assessments of individual problem loans, historical loss patterns of homogeneous loan pools and adjustments to reflect current economic conditions.  In addition, environmental factors, including economic conditions and regulatory guidance, unique to each measurement date are also considered. The determination of the allowance for loan and lease losses is inherently subjective as it requires estimates, including amounts of future cash collections expected on nonaccrual loans, which may be susceptible to significant change.

The Corporation’s reserving methodology considers the following portfolio segments, which are collectively reported as the allowance for loan and lease losses.  The entire allowance for loan and lease losses is available to absorb losses from loans and leases in any of the segments.

Specific Reserve:    The Corporation individually evaluates certain loans for impairment.  Nonaccrual loans, which the Corporation refers to as nonperforming loans and troubled debt restructurings, which the Corporation refers to as renegotiated loans, meet the definition of an impaired loan.  In general, these loans have been internally identified via the Corporation’s loan grading system as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns.  This evaluation considers expected future cash flows, the value of collateral and also other factors that may impact the borrower’s ability to make payments when due.  For nonaccrual loans greater than $1.0 million and renegotiated commercial loans greater than $250,000 impairment is individually measured each quarter using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

collateral less costs to sell for collateral dependent loans and loans for which foreclosure is deemed to be probable. The specific reserve or valuation allowance for impaired loans is determined as the excess, if any, of the carrying value of the loan over the amount determined using the measurement alternative employed at the measurement date.  The required valuation allowance is included in the allowance for loan and lease losses in the Consolidated Balance Sheets.  The carrying value of the loan reflects reductions from prior charge-offs. Nonaccrual loans below the threshold are collectively evaluated for impairment.

Impairment for consumer-related renegotiated loans is measured on a pool level at the present value of expected future cash flows discounted at the loan pool’s effective interest rate.  Contractual cash flows are adjusted for probability of default, expected prepayments, the expected collateral value for loans that will not be fully amortized at maturity and other factors that may impact the timing and amount of expected cash flows.  Factors used to adjust contractual cash flows are based on historical experience and market performance statistics where available.

The Corporation utilizes a dual credit risk rating system (“DRR”) to measure the credit quality of individual commercial loans. The DRR measures the probability of default (“PD”) of an obligor and the loss given default (“LGD”) of credit facilities. The DRR system has 14 grades of PD (numeric) and 8 grades of LGD (alpha). The Company uses the DRR for regulatory reporting purposes, determining the frequency of review of credit exposures, and the evaluation and determination of the allowance for commercial credit losses. The PD for all business purpose credit relationships are reviewed at least annually, while loans on criticized status are reviewed as frequently as quarterly depending on the relationship size.  The DRR system is designed to provide a consistent method and means to assess the credit risk of the Corporation’s loan customers across all commercial products.  The PD attempts to measure the likelihood of an obligor going into default over a one-year time horizon.  The probabilities are intended to represent a long-term average covering periods of high and low defaults.  The LGD attempts to measure the economic loss the Corporation would incur subsequent to an event of default.  Each credit facility of an obligor must have an independent LGD rating.

Collective Loan Impairment:  This segment of the allowance for loan and lease losses is comprised of two elements. First, the Corporation makes a significant number of loans and leases, which due to their underlying similar characteristics, are assessed for loss as homogeneous pools.  Included in the homogeneous pools are commercial and retail loans and leases that were excluded from the specific reserve allocation.

For purposes of determining collective loan impairment, commercial loans not evaluated individually are further disaggregated by the following loan types: commercial and industrial loans, commercial real estate loans, commercial construction and development loans and commercial leases.  Using the Corporation’s internal risk ratings, commercial loans and leases are further stratified into three stratums. One stratum consists of loans and leases with risk ratings that are indicators of a nonperforming loan or lease or potential problem loan or lease (PD ratings 11-14), which the Corporation refers to as criticized loans and leases. Two stratums, (PD ratings 1-8 for “pass” credits) and (PD ratings 9-10 for “rated” credits), are developed for loans and leases that indicate no particular weakness.  Using historical loss information, an estimate of loss is determined for each stratum.   All nonaccrual loans and leases are classified as criticized.

For criticized loans and leases, more recent historical loss information forms the basis to determine the estimates of losses inherent in the pools at the measurement date.  For the other stratums of loans and leases, longer-term historical loss information is used to form the basis to determine the estimates of losses inherent in the pools at the measurement date. Longer-term historical loss information is expected to be representative of inherent losses over an entire business cycle.  Historical loss information is updated quarterly to reflect current experience.  Historical loss information may be adjusted for portfolio trends, the effect of loan sales and factors that may be unique to a particular loan or lease type to ensure the loss rates ultimately used are appropriate at the measurement date. Selecting the appropriate loss rates that are used to determine the estimates of losses inherent in the pools at the measurement date requires significant judgment.

Retail loans and leases consist of residential real estate loans, residential construction and development loans, home equity loans and lines of credit, personal loans and personal leases.  Other than retail nonaccrual loans greater than $1.0 million and renegotiated loans, retail loan types are stratified based on origination channels, underwriting guidelines, collateral type and product features such as a loan or line of credit and delinquency status.  The loans are further stratified by selected markets (Arizona, Wisconsin, Florida and others), updated credit scores and the loan’s year of origination.  Credit scores are updated quarterly.  In the event an updated credit score cannot be obtained, the original credit scores are used.  Loss factors are derived from historical loss experience by delinquency status for each

  Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

stratum and applied to the outstanding loan and lease balance by delinquency status to determine a reserve.  Based on current market conditions, the Corporation estimates additional probable loss by evaluating probability of default and loss severity, the factors that collectively impact the amount of loss inherent in the retail sector loans and leases.  Current factors impacting the probability of default such as lingering levels of elevated unemployment may not be fully reflected in updated credit scores or in existing levels of delinquency, causing historical default experience to be understated at the measurement date.  Rapidly changing real estate collateral values arising from illiquid markets, excess inventories in certain markets and high current loan-to value ratios resulting from property value depreciation since the date the loans were originated impact historical loss severity.  This additional probable loss is added to the amounts determined based on historical experience.

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

  Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

An analysis of the allowance for loan and lease losses by major class of the Corporation’s loan and lease portfolio was as follows:

	For the Year Ended December 31, 2010
	Commercial Loans and Leases	Commercial Real Estate Loans	Residential Real Estate Loans	Construction and Development Loans	Home Equity Loans and Lines of Credit	Personal Loans and Leases	Total

Allowance for Loan and Lease Losses:
Beginning Balance	$289,885	$356,548	$194,618	$423,688	$164,013	$51,718	$1,480,470
Provision	405,648	602,792	146,890	462,618	108,846	32,094	1,758,888
Charge-offs	(331,737)	(603,483)	(175,028)	(640,296)	(133,538)	(51,485)	(1,935,567)
Recoveries	21,081	25,309	7,230	16,780	4,725	8,659	83,784
Ending Balance	$384,877	$381,166	$173,710	$262,790	$144,046	$40,986	$1,387,575

Ending Balance: Individually Evaluated for Impairment	$26,167	$34,989	$54,737	$37,471	$7,760	$405	$161,529
Ending Balance: Collectively Evaluated for Impairment	$358,710	$346,177	$118,973	$225,319	$136,286	$40,581	$1,226,046

Loans and Leases:
Ending Balance	$11,623,373	$12,396,772	$4,260,480	$3,174,290	$4,187,316	$1,218,913	$36,861,144
Ending Balance: Individually Evaluated for Impairment	$159,920	$546,581	$351,566	$439,967	$55,617	$3,241	$1,556,892
Ending Balance: Collectively Evaluated for Impairment	$11,463,453	$11,850,191	$3,908,914	$2,734,323	$4,131,699	$1,215,672	$35,304,252

  Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

	For the Year Ended December 31, 2009
	Commercial Loans and Leases	Commercial Real Estate Loans	Residential Real Estate Loans	Construction and Development Loans	Home Equity Loans and Lines of Credit	Personal Loans and Leases	Total

Allowance for Loan and Lease Losses:
Beginning Balance	$190,845	$153,188	$159,385	$562,091	$89,941	$46,717	$1,202,167
Provision	518,018	440,611	390,041	715,107	190,653	60,219	2,314,649
Charge-offs	(440,642)	(249,188)	(357,565)	(864,865)	(119,230)	(61,604)	(2,093,094)
Recoveries	21,664	11,937	2,757	11,355	2,649	6,386	56,748
Ending Balance	$289,885	$356,548	$194,618	$423,688	$164,013	$51,718	$1,480,470

Ending Balance: Individually Evaluated for Impairment	$81,099	$129,156	$77,376	$71,312	$22,444	$2,172	$383,559
Ending Balance: Collectively Evaluated for Impairment	$208,786	$227,392	$117,242	$352,376	$141,569	$49,546	$1,096,911

Loans and Leases:
Ending Balance	$12,948,314	$13,634,894	$4,920,765	$5,481,547	$4,685,370	$2,332,577	$44,003,467
Ending Balance: Individually Evaluated for Impairment	$316,747	$535,119	$472,400	$703,380	$114,587	$6,807	$2,149,040
Ending Balance: Collectively Evaluated for Impairment	$12,631,567	$13,099,775	$4,448,365	$4,778,167	$4,570,783	$2,325,770	$41,854,427

The analysis of the allowance for loan and lease losses for the year ended December 31, 2008 was:

2008
Balance, beginning of year	$496,191
Allowance of loans and leases acquired	32,110
Provision for loan and lease losses	2,037,707
Charge-offs	(1,394,429)
Recoveries	30,588
Balance, end of year	$1,202,167

The Corporation’s recorded investment in impaired loans and leases are as follows:

	December 31,
	2010	2009
Total nonaccrual and renegotiated loans and leases	$2,116,095	$2,838,210
Less: nonaccrual and renegotiated loans held for sale	(23,448)	(57,685)
Total impaired loans and leases	$2,092,647	$2,780,525
Loans and leases excluded from individual evaluation	(535,755)	(631,485)
Impaired loans individually evaluated for impairment	$1,556,892	$2,149,040

  Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

The Corporation’s recorded investment in impaired loans and leases individually evaluated for impairment and the related unpaid principal balances, valuation allowances, average recorded investment and interest income recognized were as follows:

	December 31, 2010			For the Year Ended December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Valuation Allowance Required:
Commercial Loans and Leases	$58,668	$72,056	$26,167	$120,963	$3,067
Commercial Real Estate Loans	157,789	179,022	34,989	351,546	6,709
Residential Real Estate Loans	319,667	324,974	54,737	321,916	12,695
Construction and Development Loans	185,454	206,304	37,471	324,826	6,372
Home Equity Loans and Lines of Credit	51,759	52,405	7,760	45,127	2,417
Personal Loans and Leases	1,868	1,868	405	4,129	19
Total	$775,205	$836,629	$161,529	$1,168,507	$31,279

No Valuation Allowance Required:
Commercial Loans and Leases	$101,252	$170,617	$—	$94,702	$4,840
Commercial Real Estate Loans	388,792	738,905	—	180,756	21,674
Residential Real Estate Loans	31,899	39,962	—	26,588	1,116
Construction and Development Loans	254,513	412,614	—	232,564	12,094
Home Equity Loans and Lines of Credit	3,858	4,609	—	678	73
Personal Loans and Leases	1,373	2,967	—	753	129
Total	$781,687	$1,369,674	$—	$536,041	$39,926

Total:
Commercial Loans and Leases	$159,920	$242,673	$26,167	$215,665	$7,907
Commercial Real Estate Loans	546,581	917,927	34,989	532,302	28,383
Residential Real Estate Loans	351,566	364,936	54,737	348,504	13,811
Construction and Development Loans	439,967	618,918	37,471	557,390	18,466
Home Equity Loans and Lines of Credit	55,617	57,014	7,760	45,805	2,490
Personal Loans and Leases	3,241	4,835	405	4,882	148
Total	$1,556,892	$2,206,303	$161,529	$1,704,548	$71,205

  Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

	December 31, 2009			For the Year Ended December 31, 2009
	Recorded Investment	Unpaid Principal Balance	Valuation Allowance	Average Recorded Investment	Interest Income Recognized
Valuation Allowance Required:
Commercial Loans and Leases	$174,989	$199,332	$81,099	$174,153	$4,207
Commercial Real Estate Loans	358,711	395,522	129,156	187,174	11,290
Residential Real Estate Loans	446,175	454,351	77,376	281,035	20,694
Construction and Development Loans	361,327	420,928	71,312	414,381	12,677
Home Equity Loans and Lines of Credit	114,587	117,702	22,444	59,637	6,257
Personal Loans and Leases	4,357	4,357	2,172	4,835	161
Total	$1,460,146	$1,592,192	$383,559	$1,121,215	$55,286

No Valuation Allowance Required:
Commercial Loans and Leases	$141,758	$196,857	$—	$141,755	$6,033
Commercial Real Estate Loans	176,408	236,611	—	211,172	4,658
Residential Real Estate Loans	26,225	32,426	—	23,886	734
Construction and Development Loans	342,053	519,210	—	292,255	11,256
Home Equity Loans and Lines of Credit	—	—	—	300	—
Personal Loans and Leases	2,450	4,600	—	942	144
Total	$688,894	$989,704	$—	$670,310	$22,825

Total:
Commercial Loans and Leases	$316,747	$396,189	$81,099	$315,908	$10,240
Commercial Real Estate Loans	535,119	632,133	129,156	398,346	15,948
Residential Real Estate Loans	472,400	486,777	77,376	304,921	21,428
Construction and Development Loans	703,380	940,138	71,312	706,636	23,933
Home Equity Loans and Lines of Credit	114,587	117,702	22,444	59,937	6,257
Personal Loans and Leases	6,807	8,957	2,172	5,777	305
Total	$2,149,040	$2,581,896	$383,559	$1,791,525	$78,111

The table presented below reflects the Corporation’s credit exposure by credit quality indicator for the loan and lease portfolio:

	December 31, 2010
Credit Quality Indicators	Commercial Loans & Leases	Commercial Real Estate Loans	Residential Real Estate Loans	Construction and Development Loans	Home Equity Loans & Lines	Personal Loans & Leases	Total Loans & Leases

Commercial Risk Stratum
Criticized	$2,096,048	$2,799,802	$15,659	$1,236,375	$179	$25,339	$6,173,402
Rated	2,578,690	3,372,972	12,084	626,136	276	40,182	6,630,340
Pass	6,665,450	6,177,215	5,307	536,272	4,763	88,028	13,477,035

Consumer Credit Score
620 or Less	-	-	667,057	115,295	579,614	84,952	1,446,918
621 – 720	-	-	1,230,856	195,179	1,115,131	287,688	2,828,854
721 or Greater	-	-	2,198,782	461,809	2,458,934	639,041	5,758,566

Not Rated	283,185	46,783	130,735	3,224	28,419	53,683	546,029

Total	$11,623,373	$12,396,772	$4,260,480	$3,174,290	$4,187,316	$1,218,913	$36,861,144

  Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

Commercial loans and commercial leases, commercial real estate loans and commercial construction and development loans in the Corporation’s loan portfolio without a credit quality rating are primarily loans with relationship balances less than $100,000 that are not required by internal policy to be assigned a DRR.  In addition to these smaller commercial relationships, business purpose credit card loans, and commercial overdrafts do not have a DRR.

Residential real estate loans, residential construction and development loans, home equity loans and lines of credit, personal loans and personal leases without a credit quality rating are primarily consumer relationships serviced by third-party service providers where the provider was unable to provide a current or original credit score.

Nonaccrual loans and leases at December 31, 2010 and December 31, 2009:

	December 31,
	2010	2009
Commercial Loans and Leases	$190,301	$348,853
Commercial Real Estate Loans	568,332	576,400
Residential Real Estate Loans	273,656	205,339
Construction and Development Loans	417,047	760,643
Home Equity Loans and Lines of Credit	88,202	84,850
Personal Loans and Leases	6,673	10,996
Total	1,544,211	1,987,081
Nonaccrual Loans Held for Sale	23,448	57,670
Total Nonaccrual Loans and Leases	$1,567,659	$2,044,751

The current and past due status of the Corporation’s loans and leases at December 31, 2010 were:

	December 31, 2010
	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans and Leases	Loans 90+ Past Due and Still Accruing
Commercial Loans & Leases	$30,915	$11,183	$78,205	$120,303	$11,503,070	$11,623,373	$—
Commercial Real Estate	62,553	55,380	273,553	391,486	12,009,803	12,401,289	—
Residential Real Estate	108,644	61,425	258,497	428,566	3,912,702	4,341,268	20
Construction & Development	84,986	35,034	257,938	377,958	2,823,724	3,201,682	—
Home Equity Loans & Lines	52,962	29,386	79,456	161,804	4,051,028	4,212,832	1,211
Personal Loans & Leases	5,345	2,019	9,140	16,504	1,202,409	1,218,913	4,883
Total Loans and Leases	$345,405	$194,427	$956,789	$1,496,621	$35,502,736	$36,999,357	$6,114
Less: Loans Held for Sale						(138,213)
Total						$36,861,144

10.           Financial Asset Sales

During 2009 the Corporation discontinued, on a recurring basis, the sale and securitization of automobile loans into the secondary market.

As a result of clean-up calls and other events, the Corporation acquired the remaining loans from the auto securitization trusts in the third quarter of 2009 and recognized net gains of $5,163.  The loans were returned as portfolio loans at fair value.  The Corporation no longer participates in the securitizations, and therefore no longer has any retained interests or any future obligations.

For the year ended December 31, 2009, net gains associated with the securitization of automobile loans amounted to $5,501.  During 2008, the Corporation recognized net losses of $354 on the sale and securitization of

  Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

automobile loans.  Net trading gains associated with related interest swaps amounted to $845 and $2,627 in 2009 and 2008, respectively.

Net gains (losses) associated with the retained interests, held in the form of interest-only strips amounted to $300 in 2009 and ($1,743) in 2008 and are included in Net Investment Securities Gains in the Consolidated Statements of Income.  The gains realized in 2009 and 2008 resulted from excess cash received over the carrying amount of certain interest-only strips.  The gains in 2008 were offset by impairment losses of $1,972.  The impairment losses in 2008 were the result of the differences between the actual credit losses experienced compared to the expected credit losses used in measuring certain interest-only strips.  Those impairments were deemed to be other than temporary.

11.           Variable Interest Entities

The Corporation is committed to community reinvestment and is required under federal law to take affirmative steps to help meet the credit needs of the local communities it serves.  For this purpose, the Corporation holds variable interests in variable interest entities.  The Corporation regularly invests in or lends to entities that:  own residential facilities that provide housing for low-to-moderate income families (affordable housing projects); own commercial properties that are involved in historical preservations (rehabilitation projects); or provide funds for qualified low income community investments.  These projects are generally located within the geographic markets served by the Corporation’s banking segment.  The Corporation’s involvement in these entities is limited to providing funding in the form of subordinated debt or equity interests.  The Corporation does not have the power to direct the activities of the entities that significantly affects their economic performance. At December 31, 2010, the aggregate carrying value of investments in the form of subordinated debt amounted to $6,419 and represented an involvement in fourteen unrelated entities.

Generally, the economic benefit from the equity investments consists of the income tax benefits obtained from the Corporation’s allocated operating losses from the partnership that are tax deductible, allocated income tax credits for projects that qualify under the Internal Revenue Code and in some cases, participation in the proceeds from the eventual disposition of the property.  The Corporation uses the equity method of accounting to account for these investments.  To the extent a project qualifies for income tax credits, the project must continue to qualify as an affordable housing project for fifteen years, a rehabilitation project for five years, or a qualified low income community investment for seven years in order to avoid recapture of the income tax credit.  These requirements generally define the time the Corporation will be involved in a project.

The Corporation’s maximum exposure to loss as a result of its involvement with these entities is generally limited to the carrying value of these investments plus any unfunded commitments on projects that are not completed.  At December 31, 2010, the aggregate carrying value of the subordinated debt and equity investments was $60,300 and the amount of unfunded commitments outstanding was $22,019.

12.           Premises and Equipment

The composition of premises and equipment at December 31 was:

	2010	2009
Land	$129,354	$140,630
Building and leasehold improvements	602,764	601,030
Furniture and equipment	283,227	312,905
	1,015,345	1,054,565
Accumulated depreciation	(487,383)	(488,759)
Premises and Equipment, Net	$527,962	$565,806

Depreciation expense was $48,618 in 2010, $48,707 in 2009 and $44,160 in 2008.

The Corporation leases certain of its facilities and equipment.  Rent expense under such operating leases was $39,734 in 2010, $39,328 in 2009 and $37,270 in 2008.

The future minimum lease payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year for 2011 through 2015 are $29,071, $27,044, $23,958, $21,975 and $19,266, respectively.

  Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

13.           Goodwill and Other Intangibles

The changes in carrying amount of goodwill for the twelve months ended December 31, 2010 were as follows:

	Commercial Banking	Community Banking	Wealth Management	Others	Total
Gross amount of goodwill	$1,250,595	$609,510	$163,779	$120,777	$2,144,661
Accumulated impairment losses	(925,634)	(609,510)	—	—	(1,535,144)
Goodwill balance as of December 31, 2009	324,961	—	163,779	120,777	609,517
Activity	—	—	—	—	—
Goodwill balance as of December 31, 2010	$324,961	$—	$163,779	$120,777	$609,517

The changes in carrying amount of goodwill for the twelve months ended December 31, 2009 were as follows:

	Commercial Banking	Community Banking	Wealth Management	Others	Total
Gross amount of goodwill	$1,252,880	$609,510	$157,121	$120,777	$2,140,288
Accumulated impairment losses	(925,634)	(609,510)	—	—	(1,535,144)
Goodwill balance as of December 31, 2008	327,246	—	157,121	120,777	605,144
Goodwill acquired during the year	—	—	3,788	—	3,788
Purchase accounting adjustments	(2,285)	—	2,870	—	585
Goodwill balance as of December 31, 2009	$324,961	$—	$163,779	$120,777	$609,517

Goodwill acquired during 2009 includes initial goodwill of $3,788 for the acquisition of Delta.  See Note 6 – Business Combinations in Notes to Consolidated Financial Statements for additional information regarding this acquisition. Purchase accounting adjustments for the Commercial Banking segment relates to an income tax adjustment for a prior acquisition.  Purchase accounting adjustments for Wealth Management represent adjustments made to the initial estimates of fair value associated with the December 2008 acquisition of TCH.

The Corporation’s other intangible assets consisted of the following at December 31, 2010:

	Gross Carrying Value	Accumulated Amortiza- tion	Net Carrying Value	Weighted Average Amortiza- tion Period (Yrs)
Other intangible assets:
Core deposit intangibles	$216,177	$(128,059)	$88,118	6.8
Trust customers	29,315	(10,146)	19,169	6.9
Tradename	3,975	(1,544)	2,431	8.3
Other	6,190	(2,072)	4,118	7.6
Total	$255,657	$(141,821)	$113,836	6.9
Mortgage loan servicing rights			$977

  Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

The Corporation’s other intangible assets consisted of the following at December 31, 2009:

	Gross Carrying Value	Accumulated Amortiza- tion	Net Carrying Value	Weighted Average Amortiza- tion Period (Yrs)
Other intangible assets:
Core deposit intangibles	$216,177	$(113,268)	$102,909	6.8
Trust customers	29,354	(7,288)	22,066	6.9
Tradename	3,975	(1,014)	2,961	8.3
Other	7,235	(2,795)	4,440	6.1
Total	$256,741	$(124,365)	$132,376	6.8
Mortgage loan servicing rights			$1,691

Amortization expense of other intangible assets amounted to $19,416, $22,324 and $22,982 in 2010, 2009 and 2008, respectively.  Amortization of mortgage loan servicing rights was $793, $1,099 and $1,300 in 2010, 2009 and 2008, respectively.

The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five years are:

2011	$17,464
2012	14,974
2013	12,893
2014	11,132
2015	11,068

Mortgage loan servicing rights are subject to the prepayment risk inherent in the underlying loans that are being serviced.  The actual remaining life could be significantly different due to actual prepayment experience in future periods.

Goodwill Impairment Tests

The Intangibles – Goodwill and Other Topic of the Codification provides guidance for impairment testing of goodwill and intangible assets that are not amortized. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The Corporation has elected to perform the annual test for goodwill impairment as of June 30th of each year. Other than goodwill, the Corporation did not have any other intangible assets with indefinite lives at December 31, 2010.

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

  Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

goodwill for impairment. Recognized assets and liabilities and previously unrecognized intangible assets are not adjusted or recognized as a result of the allocation process.

The Corporation completed an evaluation of the second step of the process in order to determine if there is any goodwill impairment for the National Consumer Banking reporting unit.

The implied fair value of a reporting unit’s goodwill will generally increase if the fair value of its loans and leases are less than the carrying value of the reporting unit’s loans and leases. The fair value of loans and leases was derived from discounted cash flow analysis as described in Note 4 – Fair Value Measurements in Notes to Consolidated Financial Statements.

The Corporation’s allocation of the fair values to the assets and liabilities assigned to the National Consumer Banking reporting unit was less than its reported carrying values. As a result, the Corporation concluded that it was not required to recognize any goodwill impairment.

14.           Deposits

The composition of deposits at December 31 was:

	2010	2009
Noninterest bearing demand	$8,078,733	$7,832,752
Interest bearing:
Savings and NOW	4,921,951	6,938,091
Money Market	15,897,642	11,314,909
CD’s $100,000 and over:
CD’s $100,000 and over	4,520,979	9,702,183
Cash flow hedge – Institutional CDs	—	13,427
Total CDs $100,000 and over	4,520,979	9,715,610
Other time	4,675,800	5,589,900
Foreign	163,527	246,263
Total interest bearing	30,179,899	33,804,773
Total deposits	$38,258,632	$41,637,525

At December 31, 2010, the scheduled maturities for CDs $100,000 and over, other time deposits, and foreign deposits were:

2011	$3,511,820
2012	1,983,566
2013	1,291,226
2014	465,400
2015 and thereafter	2,108,294
Total	$9,360,306

The maturity distribution of time deposits issued in amounts of $100,000 and over outstanding at December 31, 2010 was:

Three months or less	$340,716
Over three and through six months	273,497
Over six and through twelve months	532,684
Over twelve months	3,374,082
Total	$4,520,979

At December 31, 2010, time deposits issued by foreign offices totaled $163,527.  The majority of foreign deposits were in denominations of $100,000 or more.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

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

Due to the stressed economic conditions that existed in 2008 and 2009, the Corporation believed that its participation in the TAGP was warranted and that such participation had a positive affect on its deposit growth in 2009. The Corporation subsequently determined that its participation in the TAGP program and the additional cost of participating in the program were no longer warranted, and elected to opt out of the program effective as of June 30, 2010. As anticipated, certain NOW deposits and certain noninterest bearing demand deposits migrated to other deposit accounts, investment products or into products offered by other entities during 2010.

Under the Dodd-Frank Act, beginning December 31, 2010 and continuing through December 31, 2012, all funds held in noninterest-bearing transaction accounts will be fully guaranteed by the FDIC for the full amount of the account.  This unlimited insurance coverage was eliminated for Interest on Lawyer Trust Accounts and minimal interest-bearing NOW accounts, which were originally covered under TAGP.  However, subsequent to the enactment of the Dodd-Frank Act, Congress amended the Federal Deposit Insurance Act to include Interest on Lawyer Trust Accounts within the definition of “noninterest-bearing transaction accounts,” thereby granting such accounts unlimited insurance coverage by the FDIC from December 31, 2010 through December 31, 2012.

In addition to the continuation of insurance coverage for noninterest-bearing transaction accounts, the Dodd-Frank Act permanently increased the standard maximum FDIC deposit insurance amount to $250,000.

FDIC’s Prepaid Assessments

On November 12, 2009, the FDIC adopted the final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009.  As a result, the Corporation recorded a $333,565 prepaid FDIC premium assessment at December 31, 2009.  The balance as of December 31, 2010 was $221,640 and is included in Accrued Interest and Other Assets in the Consolidated Balance Sheets.

15.           Short-term Borrowings

Short-term borrowings at December 31 were:

	2010	2009
Federal Funds Purchased and Security Repurchase Agreements	$211,823	$520,905
U.S. Treasury demand notes	620	73,959
Federal Home Loan Bank (“FHLB”) advances	—	510,000
Other	15,395	15,283
Short-term borrowings	$227,838	$1,120,147

At December 31, 2009, there were two FHLB advances, which included $260,000 with a fixed interest rate of 0.46% that matured on February 8, 2010 and $250,000 with a fixed interest rate of 0.46% that matured on February 10, 2010.  The Corporation was required to pledge mortgage related assets as collateral to the FHLB to secure the borrowing.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

16.          Long-term Borrowings

Long-term borrowings at December 31 were:

	2010	2009
Parent Corporation:
Medium-term notes Series E, F and MiNotes	$432,068	$453,589
Floating rate subordinated notes	30,903	31,806
7.50% subordinated notes	22,394	22,361
Floating rate junior subordinated deferrable interest debentures	16,000	16,000
Floating rate junior subordinated deferrable interest debentures	30,000	30,000
Floating rate junior subordinated deferrable interest debentures	38,000	38,000
10.60% junior subordinated deferrable interest debentures	15,000	15,380
Subsidiaries:
Borrowings from FHLB:
Floating rate advances	1,291,900	1,591,900
Cash flow hedge — FHLB advances	32,841	51,653
Floating rate advances	1,324,741	1,643,553
Fixed rate advances	988,008	1,056,361
Senior bank notes:
Floating rate bank notes	73,854	553,954
Cash flow hedge — Floating rate bank notes	1,556	4,574
Floating rate bank notes	75,410	558,528
Fixed rate bank notes	182,821	487,493
Subordinated bank notes:
Floating rate subordinated bank notes	199,399	361,011
Fixed rate subordinated bank notes	1,199,559	1,238,078
3.875% bank notes – Farmer Mac	474,484	473,695
Long-term borrowings	$5,028,787	$6,425,855

At December 31, 2010, Series E notes outstanding amounted to $79,900 with fixed rates of 5.02% to 6.00%.  Series E notes outstanding mature at various times and amounts through 2023.  At December 31, 2010, the Series F note outstanding amounted to $250,000 with a fixed rate of 5.35%.  The Series F note matures in 2011.  The MiNotes, issued in minimum denominations of one thousand dollars or integral multiples of one thousand dollars, may have maturities ranging from nine months to 30 years and may be at fixed or floating rates.  At December 31, 2010, MiNotes outstanding amounted to $106,152 with fixed rates ranging from 4.00% to 6.30%.  MiNotes outstanding mature at various times through 2038.

The Corporation’s floating rate subordinated-debt securities mature November 2011 and pay interest semiannually at a variable rate, based upon six-month LIBOR plus 3.75%.  At December 31, 2010, the subordinated notes were disallowed as “Tier 2” or supplementary capital for regulatory capital purposes.

In conjunction with the acquisition of First Indiana, the Corporation assumed $22,500 of subordinated notes maturing in November 2013.  These subordinated notes carry a fixed interest rate of 7.50% with interest payable semiannually.  At December 31, 2010, 40% of the subordinated notes qualified as “Tier 2” or supplementary capital for regulatory capital purposes.

In conjunction with the acquisitions of Gold Banc, Trustcorp, Excel and First Indiana, M&I acquired all of the common interests in trusts that issued cumulative preferred capital securities that are supported by junior subordinated deferrable interest debentures.  These trusts are 100% owned unconsolidated finance subsidiaries of the Corporation.  M&I has fully and unconditionally guaranteed the securities that the trusts have issued.  At December 31, 2010, the junior subordinated deferrable interest debentures qualify as “Tier 1” capital for regulatory capital purposes.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

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

At December 31, 2010, floating rate FHLB advances outstanding mature at various times between 2013 and 2018.  The interest rate is reset monthly based on one-month LIBOR.  Fixed rate FHLB advances have interest rates, which range from 2.18% to 7.27% and mature at various times in 2011 through 2026.

The Corporation is required to maintain unencumbered first mortgage loans and mortgage-related securities such that the outstanding balance of FHLB advances does not exceed 80% (67% for multi-family and 40% for home equity loans) of the book value of this collateral.  In addition, a portion of these advances are collateralized by FHLB stock.

During 2009, the Corporation modified $580 million of fixed rate FHLB advances.  The weighted-average interest rate on the debt was modified from 4.83% to 2.20% and the terms were extended.  A payment of $29 million was made and is recorded as a discount to be amortized over the remaining life of the modified debt.

The floating rate senior bank notes have interest rates based on one-month or three-month LIBOR with a spread that ranges from a plus 0.11% to a plus 0.13%.  Interest payments are either monthly or quarterly.  The floating rate senior bank notes outstanding mature in 2011.

The fixed rate senior bank notes have interest rates, which range from 5.15% to 5.30% and pay interest semi-annually.  The fixed rate senior bank notes outstanding mature at various times and amounts from 2011 through 2012.

The floating rate subordinated bank notes, issued by M&I Bank mature in 2012 and have an interest rate based on the three-month LIBOR plus 0.27%, adjustable quarterly.  Interest is payable quarterly.  At December 31, 2010, 20% of the floating rate subordinated bank notes qualified as “Tier 2” or supplementary capital for regulatory capital purposes.

The fixed rate subordinated bank notes have interest rates that range from 4.85% to 7.50% and mature at various times in 2011 through 2020.  Interest is paid semi-annually.  A portion of these notes qualify as “Tier 2” or supplementary capital for regulatory capital purposes.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

The $475 million of agricultural mortgage backed notes are due August 19, 2011.  These notes carry an unconditional guarantee of principal and interest and are secured by Federal Agricultural Mortgage Corporation (“Farmer Mac”).  The interest rate is fixed at 3.875% and is payable semi-annually.

The Corporation re-acquired and extinguished both bank holding company and banking affiliate long-term borrowings through open market purchases in 2010 and 2009. The borrowings consisted of various senior and subordinated notes.  Small blocks of various bank holding company and bank notes were acquired in individual transactions in 2010 and 2009.  In addition, a $400 million public tender offer of M&I Bank senior and subordinated notes was completed in 2009.  During 2010, the Corporation re-acquired and extinguished $223.3 million of debt.  The gain amounted to $19.7 million and is reported as Gain on Termination of Debt in the Consolidated Statements of Income. During 2009, the Corporation re-acquired and extinguished $1,285.7 million of debt at gain of $99.4 million.

Scheduled maturities of long-term borrowings are $1,265,580, $824,972, $1,152,485, $81,145 and $350,702 for 2011 through 2015, respectively.

FDIC’s Temporary Liquidity Guarantee Program

On December 5, 2008, the Corporation announced that it and its eligible affiliates will be participating in a component of the FDIC’s Temporary Liquidity Guarantee Program - the Debt Guarantee Program (the “DGP”).

During 2010 and 2009, the Corporation did not issue any debt guaranteed by the FDIC.

17.           Shareholders’ Equity

The Corporation has 5,000,000 shares of preferred stock authorized, with a par value of $1.00 per share.  There were 1,715,000 shares of Senior Preferred Stock, Series B issued and outstanding, with a liquidation preference of $1,000 per share, for each of the years ended December 31, 2010 and 2009.

On November 14, 2008, as part of the Corporation’s participation in the CPP, the Corporation entered into a Letter Agreement with the UST.  Pursuant to the Securities Purchase Agreement – Standard Terms (the “Securities Purchase Agreement”) attached to the Letter Agreement; the Corporation sold 1,715,000 shares of the Corporation’s Senior Preferred Stock, having a liquidation preference of $1,000 per share, for a total price of $1,715 million.  The Senior Preferred Stock qualifies as Tier 1 capital and pay cumulative compounding dividends at a rate of 5% per year for the first five years and 9% per year thereafter.

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

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

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

Preferred dividends accrued and discount accretion on the Senior Preferred Stock amounted to $101.1 million for the year ended December 31, 2010.  On November 15, 2010, the Corporation paid the quarterly preferred dividend covering the period from August 15, 2010 through November 15, 2010 in the amount of $21.4 million.  Preferred dividends paid on the Senior Preferred Stock amounted to $85.8 million for the year ended December 31, 2010.

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

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

The Corporation sponsors a deferred compensation plan for its non-employee directors and the non-employee directors and advisory board members of its affiliates.  Participants may elect to have their deferred fees used to purchase M&I common stock with dividend reinvestment.  Such shares will be distributed to plan participants in accordance with the plan provisions.  At December 31, 2010 and 2009, 1,242,957 and 1,069,044 shares, respectively, of M&I and Fidelity National Information Services Inc. common stock were held in a grantor trust.  The aggregate cost of such shares is included in Deferred Compensation as a reduction of Shareholders’ Equity in the Consolidated Balance Sheets and amounted to $17,952 at December 31, 2010 and $17,075 at December 31, 2009.

The Corporation amended its deferred compensation plan for its non-employee directors and selected key employees to permit participants to defer the gain from the exercise of nonqualified stock options.  In addition, the gain upon vesting of restricted common stock to participating executive officers may be deferred.  Shares of M&I common stock, which represent the aggregate value of the gains deferred are maintained in a grantor trust with dividend reinvestment.  Such shares will be distributed to plan participants in accordance with the plan provisions. At December 31, 2010 and 2009, 936,909 and 820,709 shares, respectively, of M&I and Fidelity National Information Services Inc. common stock were held in the grantor trust.  The aggregate cost of such shares is included in Deferred Compensation as a reduction of Shareholders’ Equity in the Consolidated Balance Sheets and amounted to $20,677 at December 31, 2010 and $20,463 at December 31, 2009.

The following tables present the Corporation’s comprehensive income:

	For the Year Ended December 31, 2010
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net Loss Including Noncontrolling Interests			$(514,435)
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Arising During the Period	$(554)	$203	$(351)
Reclassification for Securities Transactions Included in Net Income	(83,209)	30,371	(52,838)
Total Unrealized Gains (Losses) on Securities	$(83,763)	$30,574	$(53,189)

Unrealized Gains (Losses) on Derivatives Hedging Variability of Cash Flows
Arising During the Period	$(51,988)	$19,360	$(32,628)
Reclassification Adjustments for Hedging Activities Included in Net Income	55,865	(20,804)	35,061
Total Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows	$3,877	$(1,444)	$2,433

Unrealized Gains (Losses) on Funded Status of Defined Benefit Postretirement Plan
Effect due to Remeasurement of Benefit Obligation	$1,704	$(4,838)	$(3,134)
Reclassification for Amortization of Actuarial Loss and Prior Service Credit Amortization Included in Net Income	(2,238)	636	(1,602)
Total Unrealized Gains (Losses) on Funded Status of Defined Benefit Postretirement Plan	$(534)	$(4,202)	$(4,736)
Other Comprehensive Income (Loss), Net of Tax			(55,492)
Total Comprehensive Income (Loss)			(569,927)
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests			(1,436)
Comprehensive Income (Loss) Attributable to Marshall & Ilsley Corporation			$(571,363)

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

	For the Year Ended December 31, 2009
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net Loss Including Noncontrolling Interests			$(757,039)
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Arising During the Period	$155,152	$(55,291)	$99,861
Reclassification for Securities Transactions Included in Net Income	(88,743)	33,048	(55,695)
Total Unrealized Gains (Losses) on Securities	$66,409	$(22,243)	$44,166

Unrealized Gains (Losses) on Derivatives Hedging Variability of Cash Flows
Arising During the Period	$5,130	$(1,703)	$3,427
Reclassification Adjustments for Hedging Activities Included in Net Income	82,496	(27,391)	55,105
Total Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows	$87,626	$(29,094)	$58,532

Unrealized Gains (Losses) on Funded Status of Defined Benefit Postretirement Plan
Effect due to Remeasurement of Benefit Obligation	$7,827	$(2,857)	$4,970
Reclassification for Amortization of Actuarial Loss and Prior Service Credit Amortization Included in Net Income	(1,399)	362	(1,037)
Total Unrealized Gains (Losses) on Funded Status of Defined Benefit Postretirement Plan	$6,428	$(2,495)	$3,933
Other Comprehensive Income (Loss), Net of Tax			106,631
Total Comprehensive Income (Loss)			(650,408)
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests			(1,578)
Comprehensive Income (Loss) Attributable to Marshall & Ilsley Corporation			$(651,986)

	For the Year Ended December 31, 2008
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net Loss Including Noncontrolling Interests			$(2,042,593)
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Arising During the Period	$(71,215)	$24,649	$(46,566)
Reclassification for Securities Transactions Included in Net Income	(320)	112	(208)
Total Unrealized Gains (Losses) on Securities	$(71,535)	$24,761	$(46,774)

Unrealized Gains (Losses) on Derivatives Hedging Variability of Cash Flows
Arising During the Period	$(124,513)	$43,579	$(80,934)
Reclassification Adjustments for Hedging Activities Included in Net Income	38,652	(13,528)	25,124
Total Net Gains (Losses) on Derivatives Hedging Variability of Cash Flows	$(85,861)	$30,051	$(55,810)

Unrealized Gains (Losses) on Funded Status of Defined Benefit Postretirement Plan
Effect due to Remeasurement of Benefit Obligation	$(4,882)	$4,524	$(358)
Reclassification for Amortization of Actuarial Loss and Prior Service Credit Amortization Included in Net Income	(2,070)	767	(1,303)
Total Unrealized Gains (Losses) on Funded Status of Defined Benefit Postretirement Plan	$(6,952)	$5,291	$(1,661)
Other Comprehensive Income (Loss), Net of Tax			(104,245)
Total Comprehensive Income (Loss)			(2,146,838)
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests			(869)
Comprehensive Income (Loss) Attributable to Marshall & Ilsley Corporation			$(2,147,707)

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

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

At December 31, 2010 and 2009, the most recent notification from the Federal Reserve Board categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Corporation’s category.

To be well capitalized under the regulatory framework, the “Tier 1” capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The Corporation’s risk-based capital and leverage ratios are as follows ($ in millions):

	Risk-Based Capital Ratios
	As of December 31, 2010		As of December 31, 2009
	Amount	Ratio	Amount	Ratio
Tier 1 capital	$4,429.9	11.14%	$5,381.4	11.11%
Tier 1 capital adequacy minimum requirement	1,590.3	4.00	1,938.3	4.00
Excess	$2,839.6	7.14%	$3,443.1	7.11%

Total capital	$5,665.0	14.25%	$6,988.3	14.42%
Total capital adequacy minimum requirement	3,180.8	8.00	3,876.6	8.00
Excess	$2,484.2	6.25%	$3,111.7	6.42%

Risk-adjusted assets	$39,759.8		$48,457.2

	Leverage Ratio
	As of December 31, 2010		As of December 31, 2009
	Amount	Ratio	Amount	Ratio
Tier 1 capital to adjusted total assets	$4,429.9	8.91%	$5,381.4	9.48%
Minimum leverage adequacy requirement	1,492.1 – 2,486.8	3.00 – 5.00	1,702.6 – 2,837.7	3.00 – 5.00
Excess	$2,937.8 – 1,943.1	5.91 – 3.91%	$3,678.8 – 2,543.7	6.48 – 4.48%

Adjusted average total assets	$49,736.8		$56,754.0

At December 31, 2010 and 2009, the estimated deferred tax liabilities that reduced the carrying value of acquired intangibles used in determining Tier 1 capital amounted to $42,519 and $49,394, respectively.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

The Corporation’s banking subsidiaries’ risk-based capital and leverage ratios meet or exceed the defined minimum requirements, and were well capitalized as of December 31, 2010 and 2009.  The following table presents the risk-based capital ratios for the Corporation’s significant banking subsidiaries:

	Tier 1	Total	Leverage
M&I Marshall & Ilsley Bank
December 31, 2010	10.39%	13.53%	8.27%
December 31, 2009	9.19	12.72	7.82

Southwest Bank, an M&I Bank (1)
December 31, 2009	12.07%	13.31%	8.18%

M&I Bank FSB
December 31, 2010	10.65%	11.97%	10.18%
December 31, 2009	11.70	13.00	9.58

(1)  Southwest Bank, an M&I Bank was merged into M&I Marshall & Ilsley Bank during 2010.

The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various federal and/or state regulatory authorities.  Dividends paid by bank subsidiaries are further limited if the effect would result in a bank’s subsidiary capital being reduced below applicable minimum capital amounts.  At December 31, 2010, the Corporation’s subsidiary banks, identified above, did not have any retained earnings available for the payment of dividends to the Corporation without first obtaining the consent of its federal and state regulatory authorities.

Currently, the Corporation is required to obtain the prior approval of the Federal Reserve Bank of Chicago and the Wisconsin Department of Financial Institutions to pay a cash dividend on its common stock.

18.           Income Taxes

The Corporation adopted the provisions of the Income Taxes Topic of the Codification related to accounting for Uncertainty in Income Taxes which prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Corporation, along with its subsidiaries, files income tax returns in the U.S. and various state jurisdictions. With limited exceptions, the Corporation is no longer subject to examinations by federal taxing authorities for taxable years prior to 2009 and state taxing authorities for taxable years prior to 2005.

As of December 31, 2010, the total amount of gross unrecognized tax benefits was $37,907, of which $36,051 relates to benefits that, if recognized, would impact the annual effective tax rate.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2010	2009	2008
Balance beginning of year	$39,109	$77,748	$76,697
Additions based on tax positions related to the current year	1,498	2,329	4,164
Additions for tax positions of prior years	4,701	1,825	14,442
Reductions for tax positions of prior years	(213)	(1,693)	(16,674)
Reductions for lapse of statute of limitations	(5,641)	(10,625)	(865)
Settlements	(1,547)	(30,475)	(16)
Balance end of year	$37,907	$39,109	$77,748

The Corporation anticipates that its unrecognized tax benefits will not significantly increase or decrease within the next twelve months.

The Corporation’s policy is to include interest and penalties related to income tax liabilities in income tax expense.  The total amount of net interest (income) expense included in the income statement as it pertains to the unrecognized tax benefits for 2010, 2009 and 2008 is $(880), $(4,551) and $2,334, respectively.  These amounts include interest income received from settlements, reversal of interest expense on lapsing of the statute of limitations, and decreases of prior year’s positions.  Interest included in the total liability for unrecognized tax benefits as of

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

December 31, 2010 and 2009 is $6,674 and $7,553, respectively.  The Corporation has not accrued any penalties for any unrecognized tax benefits.

Total income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 was allocated as follows:

	2010	2009	2008
Loss before income taxes	$(385,059)	$(637,233)	$(459,525)
Shareholders’ Equity:
Compensation expense (benefit) for tax purposes in excess of amounts recognized for financial reporting purposes	1,310	(1,431)	55
Unrealized gains (losses) on accumulated other comprehensive income	(24,928)	53,832	(60,103)
	$(408,677)	$(584,832)	$(519,573)

The current and deferred portions of the benefit for income taxes were:

	2010	2009	2008
Current:
Federal	$(2,557)	$(140,687)	$(157,794)
State	(7,244)	(14,464)	(16,954)
Total current	(9,801)	(155,151)	(174,748)
Deferred:
Federal	(351,161)	(360,600)	(275,969)
State	(24,097)	(121,482)	(8,808)
Total deferred	(375,258)	(482,082)	(284,777)
Total benefit for income taxes	$(385,059)	$(637,233)	$(459,525)

The following reconciliation is between the amount of the benefit for income taxes of continuing operations and the amount of tax computed by applying the statutory Federal income tax rate (35%):

	2010	2009	2008
Tax computed at statutory rates	$(315,325)	$(488,547)	$(876,045)
Increase (decrease) in taxes resulting from:
Federal tax-exempt income	(14,456)	(17,256)	(19,373)
State income taxes, net of Federal tax benefit	(20,372)	(88,365)	(16,746)
Bank-owned life insurance	(16,311)	(13,665)	(12,579)
Non-deductible goodwill	—	—	490,730
Federal tax credits	(15,197)	(11,537)	(8,969)
Resolution of income tax audits	—	(17,987)	(20,000)
Other	(3,398)	124	3,457
Total benefit for income taxes	$(385,059)	$(637,233)	$(459,525)

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

The tax effects of temporary differences that give rise to significant elements of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

	2010	2009
Deferred tax assets:
Deferred compensation	$65,410	$63,320
Share-based compensation	89,818	84,576
Allowance for loan and lease losses	538,822	573,555
Accrued postretirement benefits	11,556	12,892
Accrued expenses	42,061	21,891
Deductible goodwill	24,649	28,320
Net operating loss carryforwards (NOLs)	693,866	310,821
Tax credit carryforwards	51,933	36,753
Accumulated other comprehensive income	59,943	35,015
Other	128,336	157,457
Total deferred tax assets before valuation allowance	1,706,394	1,324,600
Valuation allowance	(58,301)	(48,060)
Net deferred tax assets	1,648,093	1,276,540

Deferred tax liabilities:
Lease revenue reporting	116,813	131,215
Premises and equipment, principally due to depreciation	23,591	28,687
Purchase accounting adjustments	34,874	38,142
Other	16,721	22,588
Total deferred tax liabilities	191,999	220,632
Net deferred tax asset	$1,456,094	$1,055,908

The net deferred tax asset is included in Accrued Interest and Other Assets on the Consolidated Balance Sheets.

The Corporation’s federal net operating losses of approximately $1,600,000 will begin to expire in 2027.  The Corporation’s tax credit carryforwards will begin to expire in 2027.  Its state net operating losses and tax credits will expire at various times through 2025.

The Corporation continues to carry a valuation allowance to reduce certain state deferred tax assets which include, in part, certain state net operating loss carryforwards which expire at various times through 2025.  At December 31, 2010, the Corporation believes it is more likely than not that these items will not be realized.  However, as time passes the Corporation will be able to better assess the amount of tax benefit it will realize from using these items.

In 2006, the Corporation was awarded an allocation of $75,000 under the New Markets Tax Credit Program administered by the Community Development Financial Institutions Fund.  Under the program, the Corporation invested $75,000 in a wholly-owned subsidiary, which will make qualifying loans and investments.  In return, the Corporation will receive federal income tax credits that will be recognized over seven years, including the year in which the funds were invested in the subsidiary.  The Corporation recognizes these tax credits for financial reporting purposes in the same year the tax benefit is recognized in the Corporation’s tax return.  The investment resulted in a tax credit that reduced income tax expense by $4,500 in 2010 and $4,500 in 2009 and $3,750 in 2008.  The Corporation was awarded an additional $40,000 under the New Markets Tax Credit Program in 2009.  None of the $40,000 has been invested as of December 31, 2010.

19.           Stock Options, Restricted Stock, Employee Stock Purchase Plan and Stock Salary

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

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

immediate vesting for grants to individuals who meet certain age and years of service criteria at the date of grant.  Restrictions on stock or units issued pursuant to the Equity Incentive Plans generally lapse within a three to seven year period.

The Corporation also has a long-term incentive plan.  Under this plan, performance units may be awarded from time to time.  Once awarded, additional performance units will be credited to each participant based on dividends paid by the Corporation on its common stock.  At the end of a designated vesting period, participants will receive a cash award based on the Corporation’s common stock price, the performance units and the performance criteria established for each award. The vesting period is three years from the date the performance units were awarded.

The Corporation also had a qualified employee stock purchase plan (the “ESPP”) which gave employees (excluding executive officers) who elected to participate in the plan the right to acquire shares of the Corporation’s common stock at a purchase price which was 85% of the fair market value of the Corporation’s common stock on the last day of each three month period within the one-year offering period.  Employee contributions under the ESPP were made ratably during the plan period.  Employees could have withdrawn from the plan prior to the end of the one year offering period. The ESPP was terminated on the last day of the three month period within the one-year offering period ending December 31, 2010. No further purchases of the Corporation’s common stock will be made under this plan.

Beginning in 2010, modifications were made to the executive compensation program to match the means available to compensate these individuals with requirements of the Interim Final Rule on TARP Standards for Compensation and Corporate Governance (“Interim Final Rule”)  issued by the U.S. Department of the Treasury.  As a result, the means available to the Corporation for compensating individuals covered by the Interim Final Rule are cash salary, stock salary and, on a limited basis, restricted stock.

Consistent with the provisions of the Interim Final Rule, the stock salary is fully vested at the time of grant.  However, the shares awarded as salary are subject to restrictions on transfer.  One third of the stock salary shares will be released from the transfer restrictions after each of the first three years following the date on which the stock salary shares were paid, at the end of the quarter during which the corresponding payment was made.  All common shares received through stock salary that are still under the transfer restriction when a change in control occurs will be released from their transfer restrictions at that time.

The number of shares of common stock paid through stock salary is determined by dividing the amount of salary to be paid in common stock for each pay period by the reported closing price per share of the Corporation’s common stock on the New York Stock Exchange on the pay date for the corresponding pay period.  These individuals may satisfy their income and employment tax withholding obligations in connection with the stock salary payments by surrendering shares of common stock to the Corporation.

Under the fair value method of accounting, compensation cost is measured at the grant date based on the fair value of the award. The fair value for stock option awards is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, expected dividends and the risk-free interest rate over the expected life of the option.  The resulting compensation cost for stock options that vest is recognized over the service period, which is usually the vesting period.

Activity relating to nonqualified and incentive stock options was:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price
Shares under option at December 31, 2008	33,438,726	$8.55 – 36.82	$26.65
Options granted	3,535,519	4.76 – 8.47	5.23
Options lapsed or surrendered	(3,218,286)	5.21 – 36.82	24.50
Options exercised	—	— – —	—
Shares under option at December 31, 2009	33,755,959	$4.76 – 36.82	$24.61
Options granted	144,000	6.24 – 9.65	7.97
Options lapsed or surrendered	(3,525,544)	5.21 – 36.82	20.08
Options exercised	(9,408)	5.21 – 5.21	5.21
Shares under option at December 31, 2010	30,365,007	$4.76 – 36.82	$25.07

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

The ranges of options outstanding at December 31, 2010 were:

	Number of Shares		Weighted-Average Exercise Price		Weighted-Average Aggregate Intrinsic Value		Weighted-Average Remaining Contractual Life (In Years)
Price Range	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable
$4.76-7.99	3,374,792	1,454,590	$5.27	$5.23	$1.65	$1.69	8.7	8.8
$8.00-15.99	145,202	88,686	10.44	10.93	(3.52)	(4.01)	2.7	3.0
$16.00-19.99	4,293,764	3,159,974	18.69	18.70	(11.77)	(11.78)	7.4	7.3
$20.00-23.99	5,538,988	5,529,747	22.62	22.62	(15.70)	(15.70)	1.5	1.5
$24.00-27.99	2,932,516	2,887,325	26.08	26.09	(19.16)	(19.17)	3.1	3.0
$28.00-31.99	7,405,470	7,405,470	31.45	31.45	(24.53)	(24.53)	5.6	5.6
$32.00-36.82	6,674,275	6,674,275	34.00	34.00	(27.08)	(27.08)	5.4	5.4
	30,365,007	27,200,067	$25.07	$26.76	$(18.15)	$(19.84)	5.1	4.8

Options exercisable at December 31, 2009 and 2008 were 27,080,649 and 25,792,664, respectively.  The weighted-average exercise price for options exercisable was $26.99 at December 31, 2009 and $27.05 at December 31, 2008.

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes closed form option-pricing model for options granted prior to September 30, 2004.  A form of a lattice option-pricing model was used for options granted after September 30, 2004.

The grant date fair values and assumptions used to determine such value are as follows:

	2010	2009	2008
Weighted-average grant date fair value	$3.19	$2.21	$6.84
Assumptions:
Risk-free interest rates	1.53 – 2.50%	1.79 – 2.59%	1.56 – 3.65%
Expected volatility	50.40 – 51.80%	49.80 – 51.90%	20.90 – 34.80%
Expected term (in years)	6.7 – 7.3	6.2 – 7.3	6.2 – 7.4
Expected dividend yield	2.09 – 2.22%	2.20 – 2.36%	3.03 – 4.99%

The total intrinsic value of nonqualified and incentive stock options exercised was immaterial for the year ended December 31, 2010.  There were no nonqualified and incentive stock options exercised during 2009.  The total intrinsic value of nonqualified and incentive stock options exercised was $6.6 million for the year ended December 31, 2008.  The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 amounted to $15.5 million, $22.3 million and $25.5 million, respectively.

There was approximately $10.0 million and $26.6 million of total unrecognized compensation expense related to unvested nonqualified and incentive stock options at December 31, 2010 and 2009, respectively.  The total unrecognized compensation expense will be recognized over a weighted average period of 1.2 years.  For awards with graded vesting, compensation expense was recognized using an accelerated method prior to the adoption of Stock Compensation Topic of the Codification and is recognized on a straight line basis for awards granted after the effective date.

For the years ended December 31, 2010, 2009 and 2008, the expense for nonqualified and incentive stock options that is included in Salaries and Employee Benefits expense in the Consolidated Statements of Income amounted to $15.1 million, $22.5 million and $23.1 million, respectively.  These amounts are considered non-cash expenses for the Consolidated Statements of Cash Flow purposes.

For the years ended December 31, 2010, 2009 and 2008, the expense for directors’ nonqualified and incentive stock options that is included in the Other line of Other Expense in the Consolidated Statements of Income amounted to $0.1 million, $0.1 million and $0.1 million, respectively.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

Activity relating to the Corporation’s restricted stock purchase rights was:

	December 31,
	2010	2009	2008
Restricted stock purchase rights outstanding — Beginning of Year	—	—	—
Restricted stock purchase rights granted	1,738,828	848,542	332,000
Restricted stock purchase rights exercised	(1,738,828)	(848,542)	(332,000)
Restricted stock purchase rights outstanding — End of Year	—	—	—
Weighted-average grant date market value	$5.96	$6.65	$19.36
Aggregate compensation expense	$8,438	$5,660	$5,799
Unamortized deferred compensation	$14,616	$14,005	$14,936

Restrictions on stock issued pursuant to the exercise of restricted stock purchase rights generally lapse within a three to seven year period.  Accordingly, the compensation related to issuance of the rights is amortized over the vesting period.  At December 31, 2010, the unamortized compensation expense will be recognized over a weighted average period of 1.5 years.  These amounts are considered non-cash expenses for the Consolidated Statements of Cash Flow purposes.

For the year ended December 31, 2010, the expense for stock salary compensation amounted to $8.8 million.  During 2010, common shares issued for stock salary amounted to 1,269,107.  The weighted average grant date market value for common shares used for stock salary was $6.95 for the year ended December 31, 2010.

Compensation under the long-term incentive plan is paid in cash at the end of the designated vesting period.  This plan meets the definition of a liability award.  Unlike equity awards, liability awards are remeasured at fair value at each balance sheet date until settlement.  For the years ended December 31, 2010, 2009 and 2008, the net expense or net expense reversal for the Long-Term Incentive Plan that is included in Salaries and Employee Benefits expense in the Consolidated Statements of Income amounted to $1.6 million, $(1.3) million and $(4.3) million, respectively.

The compensation cost per share for the ESPP was $1.17, $0.99 and $2.88 for the plan years ended December 31, 2010, 2009 and 2008, respectively.  Employee contributions under the ESPP are made ratably during the plan period.  Employees may withdraw from the plan prior to the end of the one year offering period.  The total shares to be purchased are estimated at the beginning of the plan period based on total expected contributions for the plan period and 85% of the market price at that date.  During 2010 and 2009, common shares purchased by employees under the ESPP amounted to 950,237 and 1,409,358, respectively.  For the years ended December 31, 2010, 2009 and 2008 the total expense for the ESPP that is included in Salaries and Employee Benefits expense in the Consolidated Statements of Income amounted to $1.1 million, $1.4 million and $1.7 million, respectively.  These amounts are considered non-cash expenses for the Consolidated Statements of Cash Flow purposes.

Shares reserved for the granting of options and stock purchase rights at December 31, 2010 were 19,800,247, of which, 6,500,742 are available for future grants of restricted stock.

20.           Employee Retirement and Health Plans

The Corporation has a defined contribution program that consists of a 401(k) component, including employer matching contributions, and an employer contribution component that is allocated based on compensation.  Employee 401(k) contributions into the retirement program of up to 6% of eligible compensation are matched at 50% by the Corporation.  The employer contribution component provides for a guaranteed contribution to eligible participants equal to 2% of compensation.  At the Corporation’s option, an additional amount may also be contributed and may vary from year to year up to a maximum of an additional 6% of eligible compensation.  For the years ended December 31, 2010, 2009 and 2008, the additional amount contributed was 4%, 2%, and 4%, respectively.  Total expense relating to these plans was $32,282, $30,289 and $47,440 in 2010, 2009 and 2008, respectively. Effective for the plan year beginning on January 1, 2011, the defined contribution program was amended to eliminate the program’s guarantees of the 2% employer contribution and the 50% employer match for the 401(k) components of the defined contribution program.  In lieu of the guarantees, the Corporation is permitted to determine and provide future contributions at levels it deems appropriate.  The Corporation also has supplemental retirement plans which provide retirement benefits to key executives.  Total expense relating to these plans amounted to $2,564 in 2010, $3,260 in 2009 and $3,933 in 2008.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

The Corporation sponsors a defined benefit health plan that provides health care benefits to eligible current and retired employees.  Eligibility for retiree benefits is dependent upon age, years of service, and participation in the health plan during active service.  The plan is contributory and in 1997 and 2002 the plan was amended.  Employees hired after September 1, 1997, including employees retained from mergers, will be granted access to the Corporation’s plan upon becoming an eligible retiree; however, such retirees must pay 100% of the cost of health care benefits.  The plan continues to contain other cost-sharing features such as deductibles and coinsurance. During 2010, the Corporation did not make any discretionary contributions to the postretirement medical plan.

On November 1, 2007, the Corporation completed a corporate reorganization in connection with the separation of its data services subsidiary Metavante Corporation. As part of this reorganization, the old Marshall & Ilsley Corporation was separated into two publicly traded companies, new Marshall & Ilsley Corporation (which is referred to as “M&I” or the “Corporation” ) and Metavante Technologies, Inc. The Corporation refers to this transaction as the “Separation.” In the Separation, the Corporation assumed Metavante’s obligation to provide postretirement medical benefits to all of Metavante’s existing retirees eligible for such coverage and those retirement-eligible employees that were also eligible for postretirement medical benefits but had not yet retired as of November 1, 2007.  The assets held in a trust that is used to fund such obligations, which included Metavante’s contributions made through November 1, 2007, were retained by the Corporation.

The Corporation uses a measurement date of December 31 for its retirement plans.  The following table summarizes the accumulated postretirement benefit obligation (“APBO”) reflecting Medicare Part D subsidy, and plan asset activity for the retirement plans:

	2010	2009
Change in Benefit Obligation
APBO, beginning of year	$63,930	$66,377
Service cost	891	939
Interest cost	3,420	3,918
Plan participants’ contributions	3,739	3,596
Actuarial (gains) losses	(1,361)	(4,041)
Gross benefits paid	(8,393)	(7,640)
Less: Federal subsidy on benefits paid	674	781
Healthcare Reform	1,668	—
APBO, end of year	$64,568	$63,930

	2010	2009
Change in Plan Assets
Fair value of plan assets, beginning of year	$35,910	$29,801
Actual return on plan assets	3,794	5,369
Employer contribution/payments	5,006	4,784
Plan participants’ contributions	3,739	3,596
Gross benefits paid	(8,393)	(7,640)
Fair value of plan assets, end of year	$40,056	$35,910

Weighted annual discount rate used in determining ABPO	4.85%	5.44%
Expected long-term rate of retirement plan assets	5.25	5.25

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

The long-term rate used in determining the expected return on retirement plan assets was based on a historical return experience for a diversified asset allocation of equities and fixed income securities, along with equity and bond indices used for forward looking return projections.

The assumed health care cost trend rate for 2011 is 7.50% for pre-age 65 and post-age 65 retirees.  The rate was assumed to decrease gradually to 5.00% for pre-age 65 and post-age 65 retirees in 2016 and remain at that level thereafter.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

The funded status at December 31:

	2010	2009
Funded Status
Fair value of plan assets	$40,056	$35,910
Benefit obligations	(64,568)	(63,930)
Funded status	$(24,512)	$(28,020)

At December 31, 2010 and 2009, $24,512 and $28,020, respectively, are included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets.

The amounts recognized in accumulated other comprehensive income (pre-tax) for the years ended December 31, 2010 and 2009 consists of:

	2010	2009
Net actuarial loss	$3,639	$5,343
Prior service credit	(8,182)	(10,420)
Total	$(4,543)	$(5,077)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 are as follows:

Actuarial loss	$—
Prior service credit	(2,238)
Total	$(2,238)

Net periodic postretirement benefit cost for the years ended December 31, 2010, 2009 and 2008 includes the following components:

	2010	2009	2008
Service cost	$891	$939	$951
Interest cost	3,420	3,918	3,936
Expected return on plan assets	(1,783)	(1,582)	(1,740)
Prior service credit amortization	(2,238)	(2,238)	(2,371)
Actuarial loss amortization	—	839	301
Net periodic postretirement cost	$290	$1,876	$1,077

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2010, 2009 and 2008 include the following components:

	2010	2009	2008
Current year actuarial (gain)/loss	$(1,704)	$(7,827)	$4,882
Amortization of actuarial loss	—	(839)	(301)
Amortization of prior service credit	2,238	2,238	2,371
Total recognized in other comprehensive income	$534	$(6,428)	$6,952

Total recognized in net periodic benefit cost and other comprehensive income	$824	$(4,552)	$8,029

The weighted average annual discount rate used to determine net periodic benefit cost was 5.44% for the year ended 2010 and 6.0% for the years ended 2009 and 2008.  The expected long-term rate of return on plan assets used to determine net periodic benefit cost was 5.25% for the years 2010, 2009 and 2008.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

The assumed health care cost trend used to determine net periodic benefit cost for 2011 is 7.50%.  The rate is assumed to decrease gradually to 5.00% in 2016 and remain at that level thereafter.

The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on accumulated postretirement benefit obligation	$6,110	$(5,372)
Effect on aggregate service and interest cost	442	(389)

The fair value of the postretirement medical plan assets at December 31, by asset category are as follows:

	2010	2009
Plan Assets by Category
Equity mutual fund	$21,239	$19,382
Fixed income securities	17,739	16,287
Cash equivalents	1,078	241
Total	$40,056	$35,910

The Corporation’s primary investment objective is to achieve a combination of income and growth of capital through the investment in a diversified portfolio of equity and fixed income securities.  The portfolio seeks to maximize potential total return consistent with minimizing overall volatility.  The long-term target asset mix is 50% equities and 50% fixed income securities.  At December 31, 2010, the equity mutual fund consisted of a pooled large cap equity fund.  This equity mutual fund is valued with quoted prices in active markets for identical assets, and as such, considered Level 1.  The fixed income securities are comprised of a short-term municipal (tax-exempt) fund and a corporate and government bond market index fund.  These fixed income securities are also valued with quoted prices in active markets for identical assets, and is considered Level 1.

Management has established acceptable guidelines for the types of investments held in the portfolio.  The acceptable ranges for the long-term allocation of funds among asset classes within the portfolio are:  40% to 60% equities, 40% to 60% fixed income securities, and 0% to 10% cash reserves.  Individual fixed income securities will have maturities of thirty years or less.  The average maturity of the portfolio will not exceed ten years.  In order to maintain diversification, management has set limits with regards to holdings of individual investments as a percentage of the total portfolio.  Based on the Corporation’s investment objective, the allocation of the plan assets is aligned with meeting the funding objectives of the benefit obligation of the postretirement plan.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law.  The Act introduced a prescription drug benefit program under Medicare (Medicare Part D) as well as a 28% Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

The following expected benefit payments to be paid, which reflect future service, as appropriate, are as follows:

	Total Without Medicare Part D	Estimated Medicare Part D Subsidy
2011	$5,229	$(843)
2012	5,671	(920)
2013	5,945	(975)
2014	6,142	(1,015)
2015	6,321	(1,035)
2016-2020	31,322	(5,155)

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

On March 23, 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was signed into law, and, on March 30, 2010, the Health Care and Reconciliation Act of 2010 (the “HCERA” and, together with PPACA, the “Acts”), which makes various amendments to certain aspects of the PPACA, was signed into law. The Acts effectively change the income tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPDIMA”). The Corporation has been receiving the federal subsidy related to its eligible retiree prescription plan.  Under the MPDIMA, the federal subsidy does not reduce the Corporation’s income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax individually.   Under the Acts, beginning in 2013 the Corporation’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the subsidy. Under U.S. generally accepted accounting principles, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date.  As a result, during the first quarter of 2010, the Corporation recognized a non-cash charge of $4.1 million for the write-off of deferred tax assets to reflect the change in tax treatment of the federal subsidy.

21.           Financial Instruments with Off-balance Sheet Risk

Financial instruments with off-balance sheet risk at December 31 were:

	2010	2009
Financial instruments whose amounts represent credit risk:
Commitments to extend credit:
To commercial customers	$9,961,861	$12,156,209
To individuals	3,420,406	3,961,579
Commercial letters of credit	27,285	35,273
Mortgage loans sold with recourse	30,180	37,465
Credit support agreement	—	35,000
Standby letters of credit	1,610,100	2,100,144

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

The Corporation evaluates each customer’s credit worthiness on an individual basis.  Collateral obtained, if any, upon extension of credit, is based upon management’s credit evaluation of the customer.  Collateral requirements and the ability to access collateral is generally similar to that required on loans outstanding as described in Note 8 – Loans and Leases in Notes to Consolidated Financial Statements.

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

The credit support agreement the Corporation entered into, represents the maximum aggregate contribution, contingent upon certain specified and defined circumstances as described in Note 24 – Guarantees in Notes to Consolidated Financial Statements.

Standby letters of credit are contingent commitments issued by the Corporation to support customer obligations to a third party and to support public and private financing, and other financial or performance obligations of customers.  Standby letters of credit have maturities that generally reflect the maturities of the underlying obligations.  The credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers.  If deemed necessary, the Corporation holds various forms of collateral to support standby letters of

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

credit.  Of the amount outstanding at December 31, 2010, standby letters of credit conveyed to others in the form of participations amounted to $24.7 million.  Since many of the standby letters of credit are expected to expire without being drawn upon, the amounts outstanding do not necessarily represent future cash requirements.  At December 31, 2010, the estimated fair value associated with letters of credit amounted to $6.2 million.

At December 31, 2010 and 2009, the Corporation had an allowance for probable credit losses associated with off-balance sheet credit exposures in the amount of $32,790 and $32,646, respectively.  The amounts are included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets.

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

The Corporation has strategies designed to confine these risks within the established limits and identify appropriate risk/reward trade-offs in the financial structure of its balance sheet.  These strategies include the use of derivative financial instruments to help achieve the desired balance sheet repricing structure while meeting the desired objectives of its customers.

The Corporation employs certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage its interest rate risk.  These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2.  See Note 4 – Fair Value Measurements in Notes to Consolidated Financial Statements for additional information.

During 2010, the Corporation began originating residential mortgage loans for sale to the secondary market on a mandatory basis. In conjunction with these activities, the Corporation elected to account for the loans held for sale on a mandatory basis at fair value and economically hedge the change in fair value of both the loan commitments and funded loans held for sale on a mandatory basis with To Be Announced (“TBA”) forward contracts on agency securities. The economic hedges are not intended to qualify for the special hedge accounting prescribed by the Derivative and Hedging Topic of the Codification.

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

Trading and other free standing derivatives are used primarily to focus on providing derivative products to customers that enables them to manage interest rate risk exposure.  The Corporation’s market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts.  The offsetting derivative contracts generally have nearly identical notional values, terms and indices.  The Corporation used interest rate futures to economically hedge the exposure to interest rate risk arising from the interest rate swap (designated as trading) entered into in conjunction with its auto securitization activities.  There were no auto securitization activities during the year ended December 31, 2010.  See Note 10 – Financial Asset Sales in Notes to Consolidated Financial Statements.

The Corporation originates certain residential real estate loans that are intended to be sold to the secondary market. In conjunction with these activities, the Corporation enters into commitments to originate residential real estate loans whereby the interest rate of the loan is determined prior to funding (“interest rate lock”) which are

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

considered freestanding derivatives. Interest rate locks and funded held for sale residential mortgage loans are subject to interest rate risk between the date of the interest rate lock and the date loans are sold to the secondary market. To economically hedge interest rate risk, the Corporation enters into TBA forward contracts on agency securities. The interest rate locks, funded mortgage loans held for sale and TBA forward contracts are carried at fair value with changes in fair value included in gain on sale of mortgage loans which is reported in Other Income in the Consolidated Statements of Income. The fair value of interest rate locks, funded mortgage loans held for sale and TBA forward contracts are based on current secondary market prices for underlying loans with similar interest rates, maturities and credit quality. The fair value of interest rate locks, are subject to the anticipated probability that the loans will fund within the terms of the loan commitments.

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

Visa

As permitted under the by-laws of Visa, during the second quarter of 2009, the Corporation sold its 998,826 shares of Visa Class B common stock, for which there was no carrying value recorded, for $35.4 million to a qualified purchaser.  At the time of the sale, the conversion ratio of Visa Class B common stock to Visa Class A common stock was 0.6296.  That exchange ratio can change based on the outcome of certain litigation matters. Concurrently with the sale, the Corporation and the purchaser entered into a derivative transaction whereby the Corporation will make cash payments to the purchaser whenever the conversion ratio of Visa Class B common stock to Visa Class A common stock was reset to an amount less than 0.6296.  The purchaser will make cash payments to the Corporation when the litigation is settled and the ultimate settlement results in a return of cash or additional shares of Visa common stock to the purchaser. The Corporation determined that the initial fair value of the derivative was equal to the Corporation’s Visa U.S.A. membership proportion of the unfunded estimated fair value of the litigation settlement amount, which was determined to be a liability of $14.7 million.

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

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

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

At December 31, 2010, the maximum potential amount of future payments (undiscounted) that the Corporation, as a seller of protection, could be required to make under the credit derivative amounted to $5.6 million, of which $0.7 million matures within one year and $4.9 million matures in one to five years.  The fair value of the credit derivative amounted to a negative $0.7 million at December 31, 2010 and is included in the Accrued Expenses and Other Liabilities category of the Corporation’s Consolidated Balance Sheets.

At December 31, 2010, the maximum potential amount of future receivables that the Corporation, as a purchaser of protection, may be eligible to receive under the credit derivative amounted to $3.5 million, of which $2.1 million matures in one to five years and $1.4 million matures in five to ten years.  At December 31, 2010, the fair value of the credit derivative was immaterial and is included in the Accrued Interest and Other Assets category of the Corporation’s Consolidated Balance Sheets.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

The following tables summarize the balance sheet category and fair values of trading instruments and other free standing derivatives:

December 31, 2010	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)
Assets
Interest Rate Contracts – Swaps	$4,085.4	Trading Assets	$229.9
Interest Rate Contracts – Purchased Interest Rate Caps	175.8	Trading Assets	0.8
Interest Rate Lock Commitments	26.6	Trading Assets	0.5
TBA Forward Contracts – Agency Securities	25.5	Trading Assets	0.9
Equity Derivative Contracts – Equity-Indexed CDs	94.4	Trading Assets	8.7
Total assets			240.8

Liabilities
Interest Rate Contracts – Swaps	$3,859.3	Accrued Expenses and Other Liabilities	$202.5
Interest Rate Contracts – Sold Interest Rate Caps	175.8	Accrued Expenses and Other Liabilities	0.8
Interest Rate Lock Commitments	3.5	Accrued Expenses and Other Liabilities	0.0
TBA Forward Contracts – Agency Securities	17.0	Accrued Expenses and Other Liabilities	0.1
Equity Derivative Contracts – Equity-Indexed CDs	93.4	Accrued Expenses and Other Liabilities	8.7
Equity Derivative Contracts – Visa	1.0	Accrued Expenses and Other Liabilities	6.1
Total liabilities			218.2

Net positive fair value impact			$22.6

December 31, 2009	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)
Assets
Interest Rate Contracts – Swaps	$4,788.4	Trading Assets	$209.5
Interest Rate Contracts – Purchased Interest Rate Caps	168.3	Trading Assets	1.4
Equity Derivative Contracts – Equity Indexed CDs	94.6	Trading Assets	14.8
Total assets			225.7

Liabilities
Interest Rate Contracts – Swaps	$4,321.9	Accrued Expenses and Other Liabilities	$178.9
Interest Rate Contracts – Sold Interest Rate Caps	151.3	Accrued Expenses and Other Liabilities	1.3
Interest Rate Contracts – Equity-Indexed CDs	94.3	Accrued Expenses and Other Liabilities	14.8
Equity Derivative Contracts – Visa	1.0	Accrued Expenses and Other Liabilities	11.6
Total liabilities			206.6

Net positive fair value impact			$19.1

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

The following table summarizes the income statement categories of the gain or (loss) recognized in income on trading instruments and other free standing derivatives for the years ended December 31, 2010, 2009 and 2008:

	Category of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative ($ in millions)
Interest Rate Contracts		2010	2009	2008
Interest Rate Swaps	Other Income – Other	$5.6	$6.3	$32.7
Purchased Interest Rate Caps	Other Income – Other	(0.6)	0.0	0.0
Sold Interest Rate Caps	Other Income – Other	0.6	0.0	(0.0)
Interest Rate Futures	Other Income – Other	—	(1.0)	(10.1)
Interest Rate Lock Commitments	Other Income – Gain on Sale of Mortgage Loans	0.4	—	—
TBA Forward Contracts – Agency Securities	Other Income – Gain on Sale of Mortgage Loans	0.8	—	—

Equity Contracts
Equity-Indexed CDs	Other Income – Other	0.1	0.0	0.0
Warrants	Other Income – Other	—	(0.1)	(0.4)
Visa	Other Income – Other	—	(14.7)	—

At December 31, 2010, the Corporation’s foreign currency position resulting from foreign exchange contracts by major currency was as follows (U.S. dollars):

	Commitments to Deliver Foreign Exchange	Commitments to Purchase Foreign Exchange
Currency
Euro	$128,724	$128,577
Swiss Franc	64,257	64,244
British Pound Sterling	51,905	51,827
Canadian Dollar	37,381	37,008
Australian Dollar	10,664	10,514
Mexican Peso	2,203	2,190
All Other	2,515	2,801
Total	$297,649	$297,161

Average amount of contracts during 2010 to deliver/purchase foreign exchange	$390,410	$390,805

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

Fair Value Hedges

The Corporation has fixed rate liabilities that expose the Corporation to variability in fair values due to changes in market interest rates.  To limit that variability, the Corporation has entered into received-fixed/pay floating interest rate swaps.

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

At December 31, 2010, no component of the derivative instruments’ gain or loss was excluded from the assessment of hedge effectiveness for derivative financial instruments designated as fair value hedges.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

Cash Flow Hedges

The Corporation has variable rate assets and liabilities that expose the Corporation to variability in interest payments due to changes in interest rates.  The Corporation believes it is prudent to limit the variability of a portion of its interest receipts and payments.  To meet this objective, the Corporation enters into various types of derivative financial instruments to manage fluctuations in cash flows resulting from interest rate risk.  At December 31, 2010, these instruments consisted of interest rate swaps.

The Corporation invests in floating rate investment securities indexed to three-month LIBOR.  As a result, the Corporation’s interest receipts are exposed to variability in cash flows due to changes in three-month LIBOR.

To hedge interest rate risk associated with the floating rate investment securities indexed to three-month LIBOR, the Corporation entered into receive fixed/pay LIBOR-based floating interest rate swaps designated as cash flow hedges against the LIBOR-based interest payments received. During 2009, the cash flow hedge matured.

The Corporation issued floating rate institutional CDs indexed to three-month LIBOR.  As a result, the Corporation’s interest payments are exposed to variability in cash flows due to changes in three-month LIBOR.

To hedge interest rate risk associated with floating rate institutional CDs, the Corporation entered into pay fixed/receive LIBOR-based floating interest rate swaps designated as cash flow hedges against interest payments on the forecasted issuance of floating rate institutional CDs.

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

At December 31, 2010, no component of the derivative instruments’ gain or loss was excluded from the assessment of hedge effectiveness for derivative financial instruments designated as cash flow hedges.

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

The impact to total net interest income from cash flow hedges, including amortization of terminated cash flow hedges, for the year ended December 31, 2010 was a negative $53.8 million.

The impact due to ineffectiveness was immaterial. The estimated net loss to be reclassified from accumulated other comprehensive income related to cash flow hedges in the next twelve months is approximately $33.0 million.

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

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

The following tables summarize the balance sheet category and fair values of derivatives designated as hedging instruments:

December 31, 2010
Derivatives Designated as Hedging Instruments	Derivative Type	Hedged Item	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Liabilities
Interest Rate Contracts
Receive Fixed Rate Swaps	Fair Value	Institutional CDs	$25.0	Deposits	$(0.6)	25.4
Receive Fixed Rate Swaps	Fair Value	Callable CDs	1,543.8	Deposits	(15.4)	14.5
Receive Fixed Rate Swaps	Fair Value	Brokered Bullet CDs	204.9	Deposits	(11.9)	2.5

Receive Fixed Rate Swaps	Fair Value	Fixed Rate Bank Notes	520.0	Long-Term Borrowings	(18.4)	4.2
Pay Fixed Rate Swaps	Cash Flow	FHLB Advances	500.0	Long-Term Borrowings	32.8	1.5
Receive Fixed Rate Swaps	Fair Value	FHLB Advances	280.0	Long-Term Borrowings	(8.5)	1.6
Pay Fixed Rate Swaps	Cash Flow	Floating Rate Bank Notes	73.9	Long-Term Borrowings	1.6	0.4
Receive Fixed Rate Swaps	Fair Value	Medium Term Notes	6.5	Long-Term Borrowings	0.2	17.2
Total liabilities					(20.2)

Net positive fair value impact					$20.2

December 31, 2009
Derivatives Designated as Hedging Instruments	Derivative Type	Hedged Item	Notional Amount ($ in millions)	Balance Sheet Category	Fair Value ($ in millions)	Weighted Average Remaining Term (Years)
Liabilities
Interest Rate Contracts
Receive Fixed Rate Swaps	Fair Value	Institutional CDs	$25.0	Deposits	$(1.2)	26.4
Receive Fixed Rate Swaps	Fair Value	Callable CDs	5,467.4	Deposits	65.7	13.8
Receive Fixed Rate Swaps	Fair Value	Brokered Bullet CDs	209.2	Deposits	(9.2)	3.4
Pay Fixed Rate Swaps	Cash Flow	Institutional CDs	250.0	Deposits	13.4	1.4

Receive Fixed Rate Swaps	Fair Value	Fixed Rate Bank Notes	626.0	Long-Term Borrowings	(16.2)	5.5
Pay Fixed Rate Swaps	Cash Flow	FHLB Advances	1,060.0	Long-Term Borrowings	51.6	2.0
Receive Fixed Rate Swaps	Fair Value	FHLB Advances	280.0	Long-Term Borrowings	(4.2)	2.6
Pay Fixed Rate Swaps	Cash Flow	Floating Rate Bank Notes	78.9	Long-Term Borrowings	4.6	1.4
Receive Fixed Rate Swaps	Fair Value	Medium-Term Notes	6.6	Long-Term Borrowings	0.0	18.2
Total liabilities					104.5

Net negative fair value impact					$(104.5)

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

The effect of Fair Value Hedges on the Consolidated Statements of Income for the Year Ended December 31, 2010 ($ in millions):

Derivatives Designated as Hedging Instruments	Category of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (a)	Category of Gain or (Loss) Recognized in Income on Hedged Item	Amount of Gain or (Loss) Recognized in Income on Hedged Item (b)

Interest Rate Contracts
	Interest Expense:		Interest Expense:
	Deposits:		Deposits:
Receive Fixed Rate Swaps	Institutional CDs	$0.9	Institutional CDs		$0.6
Receive Fixed Rate Swaps	Callable CDs	252.7	Callable CDs		(80.9)
Receive Fixed Rate Swaps	Brokered Bullet CDs	10.1	Brokered Bullet CDs		(3.1)

	Long-Term Borrowings:		Long-Term Borrowings:
Receive Fixed Rate Swaps	FHLB Advances	10.3	FHLB Advances		(4.3)
Receive Fixed Rate Swaps	Fixed Rate Bank Notes	48.3	Fixed Rate Bank Notes		(29.0)
Receive Fixed Rate Swaps	Medium-Term Notes	0.1	Medium-Term Notes		(0.1)
Receive Fixed Rate Swaps	Other	—	Other		0.4
	Total	$322.4	Total	$	(116.4)

(a)	Included in the amount of gain or (loss) recognized in income on derivative is net derivative interest income, which totaled $202.7 million.

(b)	Included in the amount of gain or (loss) recognized in income on hedged item was income related to the amortization of terminated swaps which totaled $3.3 million for the year ended December 31, 2010.

The effect of Fair Value Hedges on the Consolidated Statements of Income for the Year Ended December 31, 2009 ($ in millions):

Derivatives Designated as Hedging Instruments	Category of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (a)	Category of Gain or (Loss) Recognized in Income on Hedged Item (b)	Amount of Gain or (Loss) Recognized in Income on Hedged Item

Interest Rate Contracts
	Interest Expense:		Interest Expense:
	Deposits:		Deposits:
Receive Fixed Rate Swaps	Institutional CDs	$0.1	Institutional CDs	$1.3
Receive Fixed Rate Swaps	Callable CDs	88.2	Callable CDs	166.1
Receive Fixed Rate Swaps	Brokered Bullet CDs	1.5	Brokered Bullet CDs	5.3

	Long-Term Borrowings:		Long-Term Borrowings:
Receive Fixed Rate Swaps	FHLB Advances	6.8	FHLB Advances	(4.2)
Receive Fixed Rate Swaps	Fixed Rate Bank Notes	(22.2)	Fixed Rate Bank Notes	37.8
Receive Fixed Rate Swaps	Medium-Term Notes	0.1	Medium-Term Notes	0.3
Receive Fixed Rate Swaps	Other	0.0	Other	0.1
	Total	$74.5	Total	$206.7

(a)	Included in the amount of gain or (loss) recognized in income on derivative is net derivative interest income, which totaled $281.1 million.

(b)	Amortization income included in the gain or (loss) recognized in income on hedged item was immaterial for the year ended December 31, 2009.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

The effect of Fair Value Hedges on the Consolidated Statements of Income for the Year Ended December 31, 2008 ($ in millions):

Derivatives Designated as Hedging Instruments	Category of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (a)	Category of Gain or (Loss) Recognized in Income on Hedged Item (b)	Amount of Gain or (Loss) Recognized in Income on Hedged Item

Interest Rate Contracts
	Interest Expense:		Interest Expense:
	Deposits:		Deposits:
Receive Fixed Rate Swaps	Institutional CDs	$3.4	Institutional CDs	$(2.2)
Receive Fixed Rate Swaps	Callable CDs	204.8	Callable CDs	(102.5)
Receive Fixed Rate Swaps	Brokered Bullet CDs	16.2	Brokered Bullet CDs	(14.5)

	Long-Term Borrowings:		Long-Term Borrowings:
Receive Fixed Rate Swaps	Fixed Rate Bank Notes	57.4	Fixed Rate Bank Notes	(52.7)
Receive Fixed Rate Swaps	Medium-Term Notes	0.3	Medium-Term Notes	(0.5)
Receive Fixed Rate Swaps	Other	—	Other	0.4
	Total	$282.1	Total	$(172.0)

(a)	Included in the amount of gain or (loss) recognized in income on derivative is net derivative interest income, which totaled $109.9 million.

(b)	Amortization income included in the gain or (loss) recognized in income on hedged item was immaterial for the year ended December 31, 2008.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

The effect of Cash Flow Hedges for the Year Ended December 31, 2010 ($ in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Category of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portions)	Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest Rate Contracts				Interest Expense
Deposits:				Deposits:
Institutional CDs	$7.0	$(2.6)	$4.4	Institutional CDs	$6.4	$(2.4)	$4.0

Short-Term Borrowings				Short-Term Borrowings
Repurchase Agreements	(4.5)	1.7	(2.8)	Repurchase Agreements	4.5	(1.7)	2.8

Long-term Borrowings:				Long-term Borrowings:
FHLB Advances	(51.6)	19.2	(32.4)	FHLB Advances	38.8	(14.4)	24.4
Floating Rate Bank Notes	(2.9)	1.1	(1.8)	Floating Rate Bank Notes (1)	5.9	(2.2)	3.7
Other	—	—	—	Other (2)	0.3	(0.1)	0.2
	$(52.0)	$19.4	$(32.6)		$55.9	$(20.8)	$35.1

(1)	Includes $2.1 million related to termination of swaps which is included in Gain on Termination of Debt in the Consolidated Statements of Income.

(2)	Represents amortization related to the termination of swaps.

The gain recognized in income representing the ineffective portion of hedging relationships and amounts excluded from assessment of hedge effectiveness was not material for the year ended December 31, 2010.

The effect of Cash Flow Hedges for the Year Ended December 31, 2009 ($ in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Category of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portions)	Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest Rate Contracts				Interest and Fee Income
Investment Securities – Corporate Notes AFS	$0.8	$(0.3)	$0.5	Investment Securities – Corporate Notes AFS	$(0.9)	$0.3	$	(0.6)

Interest Rate Contracts				Interest Expense
Deposits:				Deposits:
Institutional CDs	(1.6)	0.6	(1.0)	Institutional CDs	15.9	(5.3)		10.6

Long-term Borrowings:				Long-term Borrowings:
FHLB Advances	8.0	(2.7)	5.3	FHLB Advances	38.8	(12.9)		25.9
Floating Rate Bank Notes	(2.1)	0.7	(1.4)	Floating Rate Bank Notes	28.1	(9.3)		18.8
Other	—	—	—	Other (1)	0.6	(0.2)		0.4
	$5.1	$(1.7)	$3.4		$82.5	$(27.4)		$55.1

(1)	Represents amortization related to the termination of swaps.

The gain recognized in income representing the ineffective portion of hedging relationships and amounts excluded from assessment of hedge effectiveness was not material for the year ended December 31, 2009.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

The effect of Cash Flow Hedges for the Year Ended December 31, 2008 ($ in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Category of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portions)	Amount Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Gross		Tax	Net		Gross	Tax	Net
Interest Rate Contracts					Interest and Fee Income
Investment Securities – Corporate Notes AFS		$0.1	$(0.0)	$0.1	Investment Securities – Corporate Notes AFS	$0.0	$(0.0)	$0.0
Loans and Leases – Variable Rate Loans		0.4	(0.1)	0.3	Loans and Leases – Variable Rate Loans	0.2	(0.1)	0.1

Interest Rate Contracts					Interest Expense
Deposits:					Deposits:
Institutional CDs		(23.2)	8.1	(15.1)	Institutional CDs	13.5	(4.7)	8.8

Long-term Borrowings:					Long-term Borrowings:
FHLB Advances		(75.8)	26.5	(49.3)	FHLB Advances	15.7	(5.5)	10.2
Floating Rate Bank Notes		(26.0)	9.1	(16.9)	Floating Rate Bank Notes	8.4	(2.9)	5.5
Other		—	—	—	Other (1)	0.8	(0.3)	0.5
	$	(124.5)	$43.6	$(80.9)		$38.6	$(13.5)	$25.1

(1)	Represents amortization related to the termination of swaps.

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

The financial results of the business segments include allocations for shared services and corporate expenses.  Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they were to exist as independent entities.  Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding their operations by accessing the capital markets as a collective unit.  The financial information for each segment is reported on the basis used internally by the Corporation’s management to evaluate performance and allocate resources.  The allocation has been consistently applied for all periods presented.  Revenues from affiliated transactions are typically charged at rates available to and transacted with unaffiliated customers.  The accounting policies of the Corporation’s segments are generally the same as those described in Note 1 – Basis of Presentation and Note 2 – Significant Accounting Policies in Notes to Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

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

Community Banking

Community Banking provides consumer and business banking products and services to customers primarily within M&I’s footprint states.  Banking services are provided through branches located throughout Wisconsin, Arizona, the Minneapolis, Minnesota, Kansas City, Missouri and St. Louis, Missouri metropolitan areas, and Orlando, Florida metropolitan areas, Duluth, Minnesota, Belleville, Illinois, Las Vegas, Nevada and Florida’s west coast.  Consumer products include loan and deposit products:  mortgage, home equity loans and lines, credit cards, student loans, personal lines and term loans, demand deposit accounts, interest bearing transaction accounts and time deposits.  Business banking products include secured and unsecured lines and term loans for working capital, inventory and general corporate use, commercial real estate construction loans, agricultural loans, demand deposit accounts, interest bearing transaction accounts and time deposits.

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

Total Revenues by type in Others consist of the following ($ in millions):

	2010	2009	2008
Capital Markets Division	$52.1	$52.4	$54.8
National Consumer Banking Division	153.6	164.0	133.6
Administrative & Other	63.0	76.2	66.7
Other	272.5	258.4	267.2
Total	$541.2	$551.0	$522.3

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

Results of operations and identifiable assets by segment for each of the three years ended December 31 are:

	Year Ended December 31, 2010 ($ in millions)
	Commercial Banking	Community Banking	Wealth Management	Treasury	Others	Corporate Overhead	Eliminations, Reclassifi- cations & Adjustments	Consolidated
Net interest income	$905.9	$780.7	$70.4	$(366.0)	$215.5	$(27.1)	$(22.1)	$1,557.3
Provision for loan and lease losses	1,084.4	534.7	41.2	—	98.6	—	—	1,758.9
Net interest income after provision for loan and lease losses	(178.5)	246.0	29.2	(366.0)	116.9	(27.1)	(22.1)	(201.6)
Other income	85.3	225.6	289.8	147.6	325.7	140.1	(339.1)	875.0
Other expense	278.1	753.9	274.3	86.0	388.4	132.7	(340.5)	1,572.9
Income before income taxes	(371.3)	(282.3)	44.7	(304.4)	54.2	(19.7)	(20.7)	(899.5)
Income tax expense (benefit)	(148.5)	(112.9)	17.8	(121.8)	5.7	(3.2)	(22.1)	(385.0)
Income (loss) including noncontrolling interests	(222.8)	(169.4)	26.9	(182.6)	48.5	(16.5)	1.4	(514.5)
Less: Noncontrolling interests	—	—	—	—	—	—	(1.4)	(1.4)
Segment income (loss)	$(222.8)	$(169.4)	$26.9	$(182.6)	$48.5	$(16.5)	$—	$(515.9)

Identifiable assets	$19,219.7	$14,148.4	$1,461.8	$10,309.0	$5,930.3	$7,166.1	$(7,403.3)	$50,832.0

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

	Year Ended December 31, 2009 ($ in millions)
	Commercial Banking	Community Banking	Wealth Management	Treasury	Others	Corporate Overhead	Eliminations, Reclassifi- cations & Adjustments	Consolidated
Net interest income	$886.9	$707.4	$66.6	$(217.1)	$221.9	$(57.9)	$(25.2)	$1,582.6
Provision for loan and lease losses	943.7	809.3	42.6	—	519.0	—	—	2,314.6
Net interest income after provision for loan and lease losses	(56.8)	(101.9)	24.0	(217.1)	(297.1)	(57.9)	(25.2)	(732.0)
Other income	65.9	194.2	273.7	224.3	329.1	157.9	(342.1)	903.0
Other expense	269.9	805.5	259.8	53.2	406.7	113.8	(343.7)	1,565.2
Income before income taxes	(260.8)	(713.2)	37.9	(46.0)	(374.7)	(13.8)	(23.6)	(1,394.2)
Income tax expense (benefit)	(104.3)	(285.3)	15.2	(18.4)	(202.5)	(16.7)	(25.2)	(637.2)
Income (loss) including noncontrolling interests	(156.5)	(427.9)	22.7	(27.6)	(172.2)	2.9	1.6	(757.0)
Less: Noncontrolling interests	—	—	—	—	—	—	(1.6)	(1.6)
Segment income (loss)	$(156.5)	$(427.9)	$22.7	$(27.6)	$(172.2)	$2.9	$—	$(758.6)

Identifiable assets	$22,855.8	$16,244.5	$1,642.6	$9,165.1	$7,564.8	$7,813.4	$(8,076.2)	$57,210.0

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

	Year Ended December 31, 2008 ($ in millions)
	Commercial Banking	Community Banking	Wealth Management	Treasury	Others	Corporate Overhead	Eliminations, Reclassifi- cations & Adjustments	Consolidated
Net interest income	$776.6	$792.8	$61.9	$59.9	$170.1	$(53.4)	$(27.2)	$1,780.7
Provision for loan and lease losses	1,519.1	316.9	23.5	—	178.2	—	—	2,037.7
Net interest income after provision for loan and lease losses	(742.5)	475.9	38.4	59.9	(8.1)	(53.4)	(27.2)	(257.0)
Other income	99.9	181.7	291.3	48.9	352.2	102.8	(336.4)	740.4
Goodwill impairment	925.6	609.5	—	—	—	—	—	1,535.1
All other expense	278.1	691.5	293.4	20.9	397.5	106.3	(337.3)	1,450.4
Income before income taxes	(1,846.3)	(643.4)	36.3	87.9	(53.4)	(56.9)	(26.3)	(2,502.1)
Income tax expense (benefit)	(381.3)	(47.8)	13.9	35.2	(34.7)	(17.6)	(27.2)	(459.5)
Income (loss) including noncontrolling interests	(1,465.0)	(595.6)	22.4	52.7	(18.7)	(39.3)	0.9	(2,042.6)
Less: Noncontrolling interests	—	—	—	—	—	—	(0.9)	(0.9)
Segment income (loss)	$(1,465.0)	$(595.6)	$22.4	$52.7	$(18.7)	$(39.3)	$—	$(2,043.5)

Identifiable assets	$25,771.3	$18,805.6	$1,688.3	$8,674.3	$7,773.8	$2,289.0	$(2,665.9)	$62,336.4

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

24.           Guarantees

Trust Preferred Securities

In conjunction with the acquisitions of Gold Banc, Trustcorp, Excel and First Indiana, the Corporation acquired all of the common interests in the trusts that issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures.  At December 31, 2010, the principal amounts outstanding associated with the remaining trusts were $16.0 million, $30.0 million, $38.0 million and $15.0 million.  The full guarantees were assumed by M&I.  See Note 16 – Long–term Borrowings in Notes to Consolidated Financial Statements for further information.

Securities Lending

As part of securities custody activities and at the direction of its clients, the Corporation’s Wealth Management segment lends securities owned by its clients to borrowers who have been evaluated for credit risk in a manner similar to that employed in making lending decisions.  In connection with these activities, M&I Trust has issued an indemnification against loss resulting from the default by a borrower under the master securities loan agreement due to the failure of the borrower to return loaned securities when due.  The borrowing party is required to fully collateralize securities received with cash or marketable securities.  As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest and the collateral is revalued on a daily basis.  The amount of securities loaned subject to indemnification was $5.4 billion at December 31, 2010 and $7.5 billion at December 31, 2009.  Because of the requirement to fully collateralize securities borrowed, management believes that exposure to credit loss from this activity is remote and there are no liabilities reflected on the Consolidated Balance Sheets at December 31, 2010 and December 31, 2009, related to these indemnifications.

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

Credit Support Agreement

The Corporation was a party to a capital support agreement (“CSA”) with M&I Employee Benefit Stable Principal Fund ( the “Stable Principal Fund”).  Under the CSA in effect as of December 31, 2009, the Corporation would be required to contribute up to $35 million in capital to the Stable Principal Fund if the retention or disposition of certain assets of the Stable Principal Fund caused a loss that would otherwise prevent the Stable Principal Fund from maintaining a stable net asset value of $1.00 per unit.

During 2010, Marshall & Ilsley Trust Company N.A. as Trustee of the Stable Principal Fund, terminated the Stable Principal Fund’s participation in securities lending resulting in a loss to the Stable Principal Fund that was covered under the CSA. The Corporation made a net payment of $12.0 million for that loss, after which the CSA was terminated.

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

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

As explained in Note 26, Subsequent Events, in Notes to Consolidated Financial Statements, the Corporation and BMO announced that they had entered into a definitive merger agreement under which BMO will acquire all outstanding shares of common stock of the Corporation in a stock-for-stock transaction which is referred to as the “pending merger”.

Eight putative class action complaints have been filed in the Circuit Court of Milwaukee County, Wisconsin against the Corporation, its directors, and BMO relating to the Corporation’s pending merger with BMO: Berens v. Marshall & Ilsley Corp., et al., Case No. 10CV021273; Ohlgart v. Marshall & Ilsley Corp., et al., Case No. 10CV021485; Sayeg v. Marshall & Ilsley Corp., et al., Case No. 10CV021622; Schindler v. Marshall & Ilsley Corp., et al., Case No. 10CV021528; Stadler v. Marshall & Ilsley Corp., et al., Case No. 10CV021676; Onwudebe v. Marshall & Ilsley Corp., et al., Case No. 10CV021742; Anthony v. Marshall & Ilsley Corp., et al., Case No. 11CV000338; and Drummond v. Marshall & Ilsley Corp., et al., Case No. 11CV000380.  Each of these complaints names the Corporation and the members of the Corporation’s board of directors as defendants and alleges that the Corporation’s directors breached their fiduciary duties to its shareholders.  Each of the complaints except the Onwudebe action also names BMO as a defendant and alleges that BMO aided and abetted the alleged breach of fiduciary duty.  In addition, the Anthony action names Gregory A. Smith, the Corporation’s Senior Vice President and Chief Financial Officer, as a defendant and alleges that Mr. Smith breached fiduciary duties to the Corporation’s shareholders.

Two putative class actions have been filed in the United States Court for the Eastern District of Wisconsin relating to the merger:  Fruchter v. Marshall & Ilsley Corp., et al., No. 10-cv-01157, and Folisi v. Marshall & Ilsley Corp., et al., No. 11-cv-00025.  These complaints allege that the Corporation and its directors breached fiduciary duties to the Corporation’s shareholders and that BMO aided and abetted such breaches.

All ten lawsuits seek, among other things, to enjoin completion of the merger and an award of costs and attorneys’ fees.  Certain of the actions also seek the imposition of a constructive trust for benefits allegedly improperly received by the defendants and/or an accounting of damages sustained as a result of the alleged breaches of fiduciary duty.  The state court actions were consolidated on February 11, 2011 by stipulation of the partes to these actions.  The stipulation and proposed order of consolidation is pending approval by the Wisconsin state court.

At this early stage of the state court lawsuits, it is not possible for management of the Corporation to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. The Corporation intends to vigorously defend the state court lawsuits.

In April 2010, two substantially identical putative class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin against the Corporation, the M&I Retirement Plan Investment Committee, and certain of the Corporation’s officers and directors. The lawsuits were purportedly filed on behalf of M&I Retirement Program, three other retirement savings plans and a class of former and current participants in those plans, relating to the holdings of Corporation common stock during the period from November 10, 2006 to December 17, 2009. The complaints, which were consolidated into a single complaint in July 2010, allege breaches of fiduciary duties in violation of the Employee Retirement Income Security Act (ERISA) relating to Corporation common stock being offered as an investment alternative for participants in the retirement plans and seek monetary damages. At this early stage of the lawsuit, it is not possible for management of the Corporation to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. The Corporation intends to vigorously defend this lawsuit.

In June 2010, M&I Bank was named as a defendant in a putative class action alleging that M&I Bank’s posting of debit card transactions is a breach of the implied obligation of good faith and fair dealing, is a breach of the Wisconsin Consumer Act, is unconscionable, constitutes conversion, and unjustly enriches the Corporation. The plaintiffs allege that the daily high to low postings of debit card entries, rather than chronological postings, results in excessive overdraft fees. The plaintiffs seek to represent a nationwide class for all of the claims except that involving the Wisconsin Consumer Act, for which it seeks to represent a class of Wisconsin customers of M&I Bank. The lawsuit, while initially filed in the United States District Court for the Middle District of Florida, has been transferred for pretrial purposes in a multi-district litigation (“MDL”) proceeding in the Southern District of Florida, in which numerous other putative class actions against financial institutions asserting similar claims are pending. The consolidation in the MDL is for pre-trial discovery and motion proceedings. The Corporation has filed a motion to compel the two plaintiffs to arbitrate the dispute.  This motion is pending.  At this early stage of the lawsuit, it is not possible for management of the Corporation to assess the probability of a material adverse outcome

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

or reasonably estimate the amount of any potential loss at this time. M&I Bank intends to vigorously defend this lawsuit.

26.           Subsequent Events

On December 17, 2010, the Corporation and BMO announced that they had entered into a definitive merger agreement (the “agreement”) under which BMO will acquire all outstanding shares of common stock of the Corporation in a stock-for-stock transaction.

Under the terms of the agreement, each outstanding share of the Corporation will be exchanged for 0.1257 shares of Bank of Montreal upon closing.

As part of the agreement, BMO will purchase the Corporation’s Senior Preferred Stock, Series B  issued to the UST in the fourth quarter of 2008 under the UST’s Capital Purchase Program at par plus accrued interest - with full repayment to the U.S. Treasury immediately prior to closing.  The Corporation’s existing warrants held by the U.S. Treasury will also be purchased by BMO.

In connection with the agreement, the Corporation issued to BMO an option, exercisable under certain circumstances, to purchase up to 19.7% of the Corporation’s common stock.

Under the agreement, the Corporation is required to redeem all of its outstanding junior preferred debt securities (trust preferred securities) prior to the closing of the merger with BMO.  These trust preferred securities have an aggregate outstanding principal amount of $99,000,000 at March 1, 2011.

The transaction, which has been approved by the Corporation’s Board of Directors and the Board of Directors of BMO, is expected to close prior to July 31, 2011 subject to customary closing conditions, including regulatory approvals and approval by the Corporation’s shareholders.

On February 2, 2011, BMO filed with the Securities and Exchange Commission a Registration Statement on Form F-4 that included a Proxy Statement of the Corporation and a Prospectus of BMO, as well as other relevant documents concerning the proposed transaction.

On January 20, 2011, the Corporation announced that its Board of Directors declared a first quarter cash dividend of $0.01 per share on its common stock.  The dividend is payable on March 11, 2011 to common stock shareholders of record as of the close of business on March 1, 2011.

In addition, the Board of Directors declared a regular quarterly cash dividend of $21.4 million in the aggregate on its Senior Preferred Stock, Series B.  The Senior Preferred Stock, Series B was purchased from the Corporation by the U.S. Treasury as part of the U.S. Treasury’s Capital Purchase Program.  The Preferred Stock dividend is payable on February 15, 2011 to the shareholder of record at the close of business on February 1, 2011.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

27.           Condensed Financial Information—Parent Corporation Only

In conjunction with the Separation on November 1, 2007, Marshall & Ilsley Corporation (Accounting Predecessor to New Marshall & Ilsley Corporation) became M&I LLC, a wholly-owned subsidiary of New Marshall & Ilsley, which became Marshall & Ilsley Corporation.  The Condensed Statements of Income and Condensed Statements of Cash Flows for the years ended December 31, 2009, and 2008 present the Parent Corporation Only on a consolidated basis, which is more reflective of the financial position, results of operations and cash flows of the Parent Corporation and its activities.  On December 31, 2009, M&I LLC was merged with and into Marshall & Ilsley Corporation, with Marshall & Ilsley Corporation surviving as the single parent company.

Condensed Balance Sheets
December 31
	2010	2009
Assets
Cash and cash equivalents	$621,701	$1,178,468
Investments in affiliates:
Banks	5,628,169	5,770,148
Nonbanks	590,389	581,996
Premises and equipment, net	7,446	8,101
Other assets	330,749	336,351
Total assets	$7,178,454	$7,875,064

Liabilities and Shareholders’ Equity
Other liabilities	$266,154	$293,472
Long-term borrowings:
Medium-term notes Series E, F and MiNotes	432,068	453,589
Floating rate subordinated notes	30,903	31,806
7.50% subordinated notes	22,394	22,361
Floating rate junior subordinated deferrable interest debentures due to Gold Banc Trust III	16,000	16,000
Floating rate junior subordinated deferrable interest debentures due to Gold Banc Trust IV	30,000	30,000
Floating rate junior subordinated deferrable interest debentures due to Gold Banc Trust V	38,000	38,000
10.60% junior subordinated deferrable interest debentures due to Trustcorp Statutory Trust I	15,000	15,380
Total long-term borrowings	584,365	607,136
Total liabilities	850,519	900,608
Shareholders’ equity	6,327,935	6,974,456
Total liabilities and shareholders’ equity	$7,178,454	$7,875,064

Scheduled maturities of long-term borrowings are $282,045 in 2011, $14,176 in 2012, $22,592 in 2013, $858 in 2014 and $95 in 2015.  See Note 16 in Notes to Consolidated Financial Statements for a description of the long-term borrowings.

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

Condensed Statements of Income
Years Ended December 31

	2010	2009	2008
Income
Cash dividends:
Bank affiliates	$1,155	$155	$66,259
Nonbank affiliates	10,923	10,172	80,885
Interest from affiliates	2,384	4,516	46,267
Service fees and other	140,256	157,894	102,291
Total income	154,718	172,737	295,702
Expense
Interest	29,740	62,740	100,044
Salaries and employee benefits	66,165	53,440	52,513
Administrative and general	66,721	60,626	54,003
Total expense	162,626	176,806	206,560
Income (loss) before income taxes and equity in undistributed net income of affiliates	(7,908)	(4,069)	89,142
Benefit from income taxes	(3,190)	(16,760)	(17,603)
Income before equity in undistributed net income of affiliates	(4,718)	12,691	106,745
Equity in undistributed net loss of affiliates, net of dividends paid:
Banks	(504,291)	(715,058)	(2,087,410)
Nonbanks	(6,862)	(56,250)	(62,797)
Net loss	$(515,871)	$(758,617)	$(2,043,462)

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

Consolidating Statements of Income
Year Ended December 31, 2009

	M&I LLC	Marshall & Ilsley Corporation	Eliminations & Reclassifications	Consolidated Parent Corporation
Income
Cash dividends:
Bank affiliates	$155	$—	$—	$155
Nonbank affiliates	10,172	—	—	10,172
Interest from affiliates	530	3,986	—	4,516
Service fees and other	2,076	155,818	—	157,894
Total income	12,933	159,804	—	172,737
Expense
Interest	60,286	2,454	—	62,740
Salaries and employee benefits	9	53,431	—	53,440
Administrative and general	2,306	58,320	—	60,626
Total expense	62,601	114,205	—	176,806
Income (loss) before income taxes and equity in undistributed net loss of affiliates	(49,668)	45,599	—	(4,069)
Provision for (benefit from) income taxes	(22,780)	6,020	—	(16,760)
Income (loss) before equity in undistributed net loss of affiliates	(26,888)	39,579	—	12,691
Equity in undistributed net loss of affiliates, net of dividends paid:
Banks	(715,058)	—	—	(715,058)
Nonbanks	(56,250)	—	—	(56,250)
M&I LLC	—	(798,196)	798,196	—
Net loss	$(798,196)	$(758,617)	$798,196	$(758,617)

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

Consolidating Statements of Income
Year Ended December 31, 2008

	M&I LLC	Marshall & Ilsley Corporation	Eliminations & Reclassifications	Consolidated Parent Corporation
Income
Cash dividends:
Bank affiliates	$66,259	$—	$—	$66,259
Nonbank affiliates	80,875	10	—	80,885
Interest from affiliates	14,438	31,829	—	46,267
Service fees and other	(7,534)	109,825	—	102,291
Total income	154,038	141,664	—	295,702
Expense
Interest	83,833	16,211	—	100,044
Salaries and employee benefits	(10)	52,523	—	52,513
Administrative and general	2,173	51,830	—	54,003
Total expense	85,996	120,564	—	206,560
Income before income taxes and equity in undistributed net loss of affiliates	68,042	21,100	—	89,142
Provision for (benefit from) income taxes	(28,542)	10,939	—	(17,603)
Income before equity in undistributed net loss of affiliates	96,584	10,161	—	106,745
Equity in undistributed net loss of affiliates, net of dividends paid:
Banks	(2,087,410)	—	—	(2,087,410)
Nonbanks	(62,797)	—	—	(62,797)
M&I LLC	—	(2,053,623)	2,053,623	—
Net loss	$(2,053,623)	$(2,043,462)	$2,053,623	$(2,043,462)

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

Condensed Statements of Cash Flows
Years Ended December 31

	2010	2009	2008
Cash Flows From Operating Activities:
Net loss	$(515,871)	$(758,617)	$(2,043,462)
Non-cash items included in net loss:
Equity in undistributed net loss of affiliates	511,153	771,308	2,150,207
Depreciation and amortization	2,063	3,220	4,582
Excess tax expense (benefit) from stock–based compensation arrangements	1,310	(1,431)	55
Other	(16,050)	(77,371)	(29,106)
Net cash (used in) provided by operating activities	(17,395)	(62,891)	82,276

Cash Flows From Investing Activities:
Increases in investments in affiliates	(415,573)	(1,037,111)	(1,739,728)
Purchases of premises and equipment, net	(493)	(169)	(2,130)
Other	211	(153)	(8,434)
Net cash used in investing activities	(415,855)	(1,037,433)	(1,750,292)

Cash Flows From Financing Activities:
Dividends paid on common stock	(21,031)	(14,187)	(327,820)
Dividends paid on preferred stock	(85,750)	(85,988)	—
Proceeds from the issuance of commercial paper	—	121,104	33,741,932
Principal payments on commercial paper	—	(138,368)	(34,523,654)
Proceeds from the issuance of long-term borrowings	—	—	17,489
Payments on long-term borrowings	(21,360)	(1,009,028)	(34,066)
Purchases of common stock	—	—	(130,870)
Proceeds from the issuance of preferred stock	—	—	1,715,000
Proceeds from the issuance of common stock	5,934	1,428,353	27,832
Excess tax (expense) benefit from stock-based compensation arrangements	(1,310)	1,431	(55)
Other	—	33	—
Net cash (used in) provided by financing activities	(123,517)	303,350	485,788
Net decrease in cash and cash equivalents	(556,767)	(796,974)	(1,182,228)
Cash and cash equivalents, beginning of year	1,178,468	1,975,442	3,157,670
Cash and cash equivalents, end of year	$621,701	$1,178,468	$1,975,442

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

Consolidating Statements of Cash Flows
Year Ended December 31, 2009

	M&I LLC	Marshall & Ilsley Corporation	Eliminations & Reclassifications	Consolidated Parent Corporation
Cash Flows From Operating Activities:
Net loss	$(798,196)	$(758,617)	$798,196	$(758,617)
Non-cash items included in net loss:
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

Notes to Consolidated Financial Statements – (Continued)
December 31, 2010, 2009 and 2008 ($000’s except share data)

Consolidating Statements of Cash Flows
Year Ended December 31, 2008

	M&I LLC	Marshall & Ilsley Corporation	Eliminations & Reclassifications	Consolidated Parent Corporation
Cash Flows From Operating Activities:
Net loss	$(2,053,623)	$(2,043,462)	$2,053,623	$(2,043,462)
Non-cash items included in net loss:
Equity in undistributed net loss of affiliates	2,150,207	2,053,623	(2,053,623)	2,150,207
Depreciation and amortization	3,968	614	—	4,582
Excess tax benefit from stock–based compensation arrangements	55	—	—	55
Other	(40,555)	11,449	—	(29,106)
Net cash provided by operating activities	60,052	22,224	—	82,276

Cash Flows From Investing Activities:
Increases in investments in affiliates	(452,976)	(1,286,752)	—	(1,739,728)
Purchases of premises and equipment, net	35	(2,165)	—	(2,130)
Other	(8,333)	(101)	—	(8,434)
Net cash used in investing activities	(461,274)	(1,289,018)	—	(1,750,292)

Cash Flows From Financing Activities:
Dividends paid on common stock	—	(327,820)	—	(327,820)
Proceeds from the issuance of commercial paper	—	33,741,932	—	33,741,932
Principal payments on commercial paper	(244,739)	(34,278,915)	—	(34,523,654)
Proceeds from the issuance of long-term borrowings	—	17,489	—	17,489
Payments on long-term borrowings	(21,520)	(12,546)	—	(34,066)
Purchase of common stock	—	(130,870)	—	(130,870)
Proceeds from the issuance of preferred stock	—	1,715,000	—	1,715,000
Proceeds from the issuance of common stock	—	27,832	—	27,832
Excess tax benefit from stock-based compensation arrangements	(55)	—	—	(55)
Other	—	—	—	—
Net cash (used in) provided by financing activities	(266,314)	752,102	—	485,788
Net decrease in cash and cash equivalents	(667,536)	(514,692)	—	(1,182,228)
Cash and cash equivalents, beginning of year	1,048,203	2,109,467	—	3,157,670
Cash and cash equivalents, end of year	$380,667	$1,594,775	$—	$1,975,442

Quarterly Financial Information (Unaudited)

Following is unaudited financial information for each of the calendar quarters during the years ended December 31, 2010 and 2009.  ($000’s except per share data):

	Quarter Ended
	Dec. 31	Sept. 30	June 30	March 31
2010
Total Interest and Fee Income	$505,261	$535,005	$558,314	$569,598
Total Interest Expense	134,837	153,523	156,414	166,133
Net Interest Income	370,424	381,482	401,900	403,465
Provision for Loan and Lease Losses	429,133	431,744	439,899	458,112
Net Interest Loss After Provision for Loan and Lease Losses	(58,709)	(50,262)	(37,999)	(54,647)
Net Investment Securities Gains	54,438	41,547	3,729	102
Other Income	201,414	181,954	170,230	221,558
Other Expense	400,038	419,603	387,621	365,587
Loss Before Income Taxes	(202,895)	(246,364)	(251,661)	(198,574)
Benefit for Income Taxes	(95,145)	(102,841)	(103,468)	(83,605)
Loss Including Noncontrolling Interests	(107,750)	(143,523)	(148,193)	(114,969)
Less: Net Income Attributable to Noncontrolling Interests	(331)	(348)	(368)	(389)
Net Loss Attributable to M&I Corporation	(108,081)	(143,871)	(148,561)	(115,358)
Preferred Dividends	(25,355)	(25,295)	(25,238)	(25,180)
Net Loss Attributable to M&I Corporation Common Shareholders	$(133,436)	$(169,166)	$(173,799)	$(140,538)

Per Share Attributable to M&I Corporation Common Shareholders:
Net Loss:
Basic	$(0.25)	$(0.32)	$(0.33)	$(0.27)
Diluted	(0.25)	(0.32)	(0.33)	(0.27)

2009
Total Interest and Fee Income	$592,525	$603,077	$628,508	$643,783
Total Interest Expense	192,177	214,386	236,684	242,037
Net Interest Income	400,348	388,691	391,824	401,746
Provision for Loan and Lease Losses	639,032	578,701	618,992	477,924
Net Interest Loss After Provision for Loan and Lease Losses	(238,684)	(190,010)	(227,168)	(76,178)
Net Investment Securities Gains (Losses)	40,569	(1,517)	82,665	72
Other Income	199,278	225,493	182,068	174,375
Other Expense	405,053	405,093	412,191	342,898
Loss Before Income Taxes	(403,890)	(371,127)	(374,626)	(244,629)
Benefit for Income Taxes	(169,938)	(148,170)	(166,143)	(152,982)
Loss Including Noncontrolling Interests	(233,952)	(222,957)	(208,483)	(91,647)
Less: Net Income Attributable to Noncontrolling Interests	(385)	(402)	(472)	(319)
Net Loss Attributable to M&I Corporation	(234,337)	(223,359)	(208,955)	(91,966)
Preferred Dividends	(25,124)	(25,068)	(25,013)	(24,959)
Net Loss Attributable to M&I Corporation Common Shareholders	$(259,461)	$(248,427)	$(233,968)	$(116,925)

Per Share Attributable to M&I Corporation Common Shareholders:
Net Loss:
Basic	$(0.54)	$(0.68)	$(0.83)	$(0.44)
Diluted	(0.54)	(0.68)	(0.83)	(0.44)

Quarterly Financial Information (Unaudited) – (Continued)

	2010	2009	2008	2007	2006
Common Dividends Declared
First Quarter	$0.01	$0.01	$0.31	$0.27	$0.24
Second Quarter	0.01	0.01	0.32	0.31	0.27
Third Quarter	0.01	0.01	0.32	0.31	0.27
Fourth Quarter	0.01	0.01	0.32	0.31	0.27
	$0.04	$0.04	$1.27	$1.20	$1.05

Price Range of Stock*
(Low and High Close)

				Post-Separation	Pre-Separation
	2010	2009	2008	2007	2007	2006
First Quarter
Low	$5.75	$3.11	$21.71	$—	$46.18	$40.91
High	8.34	13.78	28.98	—	49.23	45.35
Second Quarter
Low	7.12	4.74	15.33	—	45.86	43.36
High	10.19	10.10	26.36	—	49.83	46.44
Third Quarter
Low	6.24	4.20	11.50	—	40.41	44.76
High	8.41	8.93	29.50	—	48.21	48.54
Fourth Quarter
Low	4.66	5.10	11.74	26.36	41.96	45.53
High	7.61	7.94	22.98	32.58	45.97	49.07

*The results for 2007 have been separated to show the prices prior to and after the Separation on November 1, 2007.  As a result, the fourth quarter pre-Separation prices are through October 31, 2007 only.  The post-Separation prices are from November 1, 2007 through December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Marshall & Ilsley Corporation

We have audited the accompanying consolidated balance sheets of Marshall & Ilsley Corporation and subsidiaries (the “Corporation”) as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Marshall & Ilsley Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 26 to the consolidated financial statements, on December 17, 2010, the Corporation and Bank of Montreal announced that they had entered into a definitive agreement under which Bank of Montreal will acquire all outstanding shares of common stock of the Corporation in a stock-for-stock transaction.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 1, 2011

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

Management conducted an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the criteria in Internal Control — Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report dated March 1, 2011, which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Marshall & Ilsley Corporation

We have audited the internal control over financial reporting of Marshall & Ilsley Corporation and subsidiaries (the “Corporation”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010, of the Corporation and our report dated March 1, 2011 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the announcement by the Corporation and Bank of Montreal that they had entered into a definitive agreement under which Bank of Montreal will acquire all outstanding shares of common stock of the Corporation in a stock-for-stock transaction.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 1, 2011

ITEM 9B.                      OTHER INFORMATION

Not applicable

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to the information that will be provided in the Proxy Statement for the Corporation’s 2011 Annual Meeting of Shareholders or by amendment to this annual report on Form 10-K not later than 120 days after the end of the Corporation’s fiscal year ended December 31, 2010, except for information relating to executive officers and the Corporation’s Code of Business Conduct and Ethics, which is set forth in Part 1 of this report.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to the information that will be provided in the Proxy Statement for the Corporation’s 2011 Annual Meeting of Shareholders or by amendment to this annual report on Form 10-K not later than 120 days after the end of the Corporation’s fiscal year ended December 31, 2010.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated herein by reference to the information that will be provided in the Proxy Statement for the Corporation’s 2011 Annual Meeting of Shareholders or by amendment to this annual report on Form 10-K not later than 120 days after the end of the Corporation’s fiscal year ended December 31, 2010.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to the information that will be provided in the Proxy Statement for the Corporation’s 2011 Annual Meeting of Shareholders or by amendment to this annual report on Form 10-K not later than 120 days after the end of the Corporation’s fiscal year ended December 31, 2010.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated herein by reference to the information that will be provided in the Proxy Statement for the Corporation’s 2011 Annual Meeting of Shareholders or by amendment to this annual report on Form 10-K not later than 120 days after the end of the Corporation’s fiscal year ended December 31, 2010.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           1.         Financial Statements

Consolidated Financial Statements:
Balance Sheets – December 31, 2010 and December 31, 2009
Statements of Income – years ended December 31, 2010, 2009 and 2008
Statements of Cash Flows – years ended December 31, 2010, 2009 and 2008
Statements of Equity – years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
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

MARSHALL & ILSLEY CORPORATION

By:	/s/ Mark F. Furlong

Mark F. Furlong
President and Chief Executive Officer

Date:	March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Gregory A. Smith

Gregory A. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)	Date: March 1, 2011

/s/ Patricia R. Justiliano

Patricia R. Justiliano
Senior Vice President and Corporate Controller
(Principal Accounting Officer)	Date: March 1, 2011

Directors:
Jon F. Chait, John W. Daniels, Jr., Mark F. Furlong, Ted D. Kellner, Dennis J. Kuester, David J. Lubar, Katharine C. Lyall, John A. Mellowes, Robert J. O’Toole, San W. Orr, Jr., Peter M. Platten, III, John S. Shiely, George E. Wardeberg and James B. Wigdale.

By:	/s/ Randall J. Erickson
Date: March 1, 2011
Randall J. Erickson
As Attorney-In-Fact*

____________

*  Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

MARSHALL & ILSLEY CORPORATION

INDEX TO EXHIBITS
(Item 15(a)3)

ITEM

(2)	(a)
Agreement and Plan of Merger dated as of December 17, 2010 by and between Bank of Montreal and Marshall & Ilsley Corporation, incorporated by reference to M&I’s Current Report on Form 8-K filed December 23, 2010, SEC File No. 001-33488

(b)
Stock Option Agreement dated as of December 17, 2010 between Marshall & Ilsley Corporation and Bank of Montreal, incorporated by reference to M&I’s Current Report on Form 8-K filed December 23, 2010, SEC File No. 001-33488.

(3)	(a)	Restated Articles of Incorporation, incorporated by reference to M&I’s Registration Statement on Form S-3 filed on November 6, 2007, SEC File No. 333-147162

(b)	Articles of Amendment to the Corporation’s Restated Articles of Incorporation, incorporated by reference to M&I’s Current Report on Form 8-K filed November 14, 2008, SEC File No. 1-33488

(c)	Amended and Restated By-Laws, incorporated by reference to M&I’s Registration Statement on Form S-3 filed on November 6, 2007, SEC File No. 333-147162

(4)†	(a)	Warrant for Purchase of Shares of Common Stock, incorporated by reference to M&I’s Current Report on Form 8-K filed November 14, 2008, SEC File No. 1-33488

(b)	Form of Certificate for the Senior Preferred Stock, incorporated by reference to M&I’s Current Report on Form 8-K filed November 14, 2008, SEC File No. 1-33488

(10)	(a)
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
Amended and Restated Directors Deferred Compensation Plan of Marshall & Ilsley Corporation, incorporated by reference to M&I’s Registration Statement on Form S-8 dated September 22, 2010, SEC File No. 333-169530*

(d)
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

(f)	Marshall & Ilsley Corporation 2003 Death Benefit Plan, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, SEC File No. 1-15403*

(g)
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

(k)	Consulting Agreement dated December 15, 2004, between M&I and Mr. Wigdale, incorporated by reference to Old M&I’s Current Report on Form 8-K filed December 17, 2004, SEC File No. 1-15403*

(l)
2005 Directors Deferred Compensation Plan of Marshall & Ilsley Corporation, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, SEC File No. 1-33488*

(m)	Marshall & Ilsley Corporation 2005 Executive Deferred Compensation Plan, incorporated by reference to M&I’s Registration Statement on Form S-8 dated September 22, 2010, SEC File No. 333-169530*

(n)
Amended and Restated Marshall & Ilsley Corporation Nonqualified Retirement Benefit Plan, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2005, SEC File No. 1-15403*

(o)
Marshall & Ilsley Corporation Amended and Restated 1994 Long-Term Incentive Plan for Executives, incorporated by reference to M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, SEC File No. 1-33488*

(p)
Transition and Consulting Agreement between the M&I and Dennis J. Kuester dated December 21, 2006, incorporated by reference to Old M&I’s Current Report on Form 8-K dated December 21, 2006, SEC File No. 1-15403*

(q)
Letter Agreement from M&I to Mark F. Furlong dated December 21, 2006 containing the terms of the Supplemental Executive Retirement Benefit, incorporated by reference to Old M&I’s Current Report on Form 8-K dated December 21, 2006, SEC File No. 1-15403*

(r)	Letter of Amendment between M&I and Mr. Furlong dated February 17, 2009 regarding the Supplemental Executive Retirement Benefit*

(s)
Marshall & Ilsley Corporation 2006 Equity Incentive Plan, as amended October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(t)
Marshall & Ilsley Corporation 2003 Executive Stock Option and Restricted Stock Plan, effective January 1, 2006, retroactive to January 1, 2005, as further amended on February 16, 2006 and October 19, 2006, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the year ended December 31, 2006, SEC File No. 1-15403*

(u)
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

(y)	Trustcorp Financial, Inc. 1997 Non-Qualified Stock Option Plan, as amended, incorporated by reference to Old M&I’s Registration Statement on Form S-8 filed April 4, 2006, SEC File No. 333-132977*

(z)
United Community Bankshares of Florida, Inc. Director Stock Option Plan, incorporated by reference to the United Community Bankshares of Florida, Inc. (n/k/a United Heritage Bankshares of Florida, Inc.) Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, SEC File No. 000-50287*

(aa)
United Community Bankshares of Florida, Inc. Officers’ and Employees’ Stock Option Plan, incorporated by reference to the United Community Bankshares of Florida, Inc. (n/k/a United Heritage Bankshares of Florida, Inc.) Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, SEC File No. 000-50287*

(bb)
Tax Allocation Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Holding Company, Metavante Corporation and New Marshall & Ilsley Corporation, incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

(cc)
Employee Matters Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Holding Company, Metavante Corporation and New Marshall & Ilsley Corporation, incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

(dd)	Form of Shareholders Agreement, incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

(ee)	Form of Stock Purchase Right Agreement, incorporated by reference to Old M&I’s Current Report on Form 8-K filed April 9, 2007, SEC File No. 1-15403

(ff)	Excel Bank Corporation 2005 Equity Incentive Plan, incorporated by reference to Old M&I’s Registration Statement on Form S-3 filed July 5, 2007, SEC File No. 333-144360*

(gg)
Amendment No. 1 to the Employee Matters Agreement, dated as of August 21, 2007, among M&I, Metavante Corporation, Metavante Holding Company and New M&I, incorporated by reference to Old M&I’s Current Report on Form 8-K filed September 5, 2007, SEC File No. 1-15403

(hh)
Assignment and Assumption Agreement dated January 1, 2007 relating to Mr. Furlong’s Supplemental Executive Retirement Benefit, by and between M&I LLC, M&I and Mr. Furlong, incorporated by reference to M&I’s Annual Report on Form 10-K for the year ended December 31, 2007, SEC File No. 1-33488*

(ii)
Form of Change of Control Agreements dated January 1, 2008 between M&I and Messrs. Furlong, O’Neill and Gregory A. Smith, incorporated by reference to M&I’s Annual Report on Form 10-K for the year ended December 31, 2007, SEC File No. 1-33488*

(jj)
Form of Change of Control Agreements dated January 1, 2008 between M&I and Messrs. Becker, Chapin, Deneen, Ellis, Renard, Roberts, Root, Michael C. Smith and Ronald E. Smith and Ms. Benschoter , Ms. Justiliano and Ms. Knickerbocker, incorporated by reference to M&I’s Annual Report on Form 10-K for the year ended December 31, 2007, SEC File No. 1-33488*

(kk)
Form of Change of Control Agreements dated December 18, 2008 between M&I and Messrs. Erickson and Krei, incorporated by reference to M&I’s Current Report on Form 8-K filed December 23, 2008, SEC File No. 1-33488*

(ll)
Letter Agreement, dated November 14, 2008, between M&I and the U.S. Treasury, including the Securities Purchase Agreement attached thereto, incorporated by reference to M&I’s Current Report on Form 8-K filed November 14, 2008, SEC File No. 1-33488

(mm)
Marshall & Ilsley Corporation 2009 Equity Incentive Plan, incorporated by reference to Appendix B to the definitive Proxy Statement on Schedule 14A for M&I’s 2009 Annual Meeting of Shareholders filed on March 13, 2009*

(nn)
Marshall & Ilsley Corporation 2010 Equity Incentive Plan, incorporated by reference to Appendix A to the definitive Proxy Statement on Schedule 14A for M&I’s 2010 Annual Meeting of Shareholders filed on March 12, 2010*

(oo)	Form of Restricted Stock Agreement (Stock Base Salary Award), incorporated by reference to M&I’s Current Report on Form 8-K filed December 29, 2009, SEC File No. 1-33488*

(pp)	Form of Restricted Stock Agreement, incorporated by reference to M&I’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 1-15403*

(qq)
Form of Omnibus Amendment Agreements between M&I, Messrs. Furlong, Smith, Krei, Ellis and O’Neill, incorporated by reference to M&I’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 1-15403*

(rr)	Form of Amendment to Change of Control Agreements in connection with Section 409A of the Internal Revenue Code of 1986, as amended.*

(11)	Computation of Earnings Per Common Share, incorporated by reference to Note 5 of Notes to Consolidated Financial Statements included in Item 8, Consolidated Financial Statements and Supplementary Data

(12)	Computation of Ratio of Earnings to Fixed Charges

(14)	Code of Business Conduct and Ethics, incorporated by reference to Old M&I’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, SEC File No. 1-15403

(21)	Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(24)	Powers of Attorney

(31)	(I)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(II)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)	(I)	Section 1350 Certification of Chief Executive Officer

(II)	Section 1350 Certification of Chief Financial Officer

(99)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 111(b)(4) of the EESA

(101)	INS	XBRL Instance Document**

SCH	XBRL Taxonomy Extension Schema Document**

CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

DEF	XBRL Taxonomy Extension Definition Linkbase Document**

LAB	XBRL Taxonomy Extension Label Linkbase Document**

PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

†           The total amount of securities authorized pursuant to any instrument defining the rights of holders of long-term debt of M&I does not exceed 10% of the total assets of M&I and its subsidiaries on a consolidated basis.  M&I agrees to furnish to the Commission upon request a copy of any such instrument.

*	Management contract or compensatory plan or arrangement.

**
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act or otherwise subject to liability under these sections.