Form 10-K/A
period 2010-12-31
MARSHALL & ILSLEY CORP
filed 2011-04-29
CIK 1399315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2010 was approximately $3,741,704,000. As of March 31, 2011, the number of shares of Common Stock outstanding was 530,522,407, and the number of shares of Senior Preferred Stock, Series B outstanding was 1,715,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K (the “Form 10-K”) of Marshall & Ilsley Corporation (the “Corporation”) for the year ended December 31, 2010, filed on March 1, 2011, is being filed to provide information in Part III that was previously noted as being incorporated by reference to the information anticipated to be provided in the Proxy Statement for the Corporation’s 2011 Annual Meeting of Shareholders or by amendment to the Form 10-K. In light of the Corporation’s pending merger with Bank of Montreal pursuant to a definitive merger agreement dated December 17, 2010, the 2011 Annual Meeting of Shareholders has been postponed and, as a result, the Corporation is amending the Form 10-K to provide the disclosures required in Part III.

This Amendment should be read in conjunction with the Form 10-K and the Corporation’s other filings made with the Securities and Exchange Commission. Except as described in this Explanatory Note, no other information in the Form 10-K is being modified or amended by, or is included in, this Amendment, and this Amendment does not otherwise reflect events occurring after the date of filing of the Form 10-K.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item relating to the executive officers of the Corporation and the Corporation’s Code of Business Conduct and Ethics is provided in Part I of this report.

Board of Directors

The following descriptions provide certain biographical information about each of the Corporation’s directors, followed by a statement regarding the specific experience, qualifications, attributes or skills that led to the determination by the Nominating and Corporate Governance Committee (the “Nominating Committee”) of the Corporation’s Board of Directors that each director should serve as a director of the Corporation. There were no material changes in 2010 to the procedures by which the Corporation’s shareholders may recommend nominees to the Corporation’s Board of Directors.

Name and Age (as of March 1, 2011)	Principal Occupation, Directorships and Qualifications

Jon F. Chait Age 60	Retired; Chairman of the Board and Chief Executive Officer of Hudson Highland Group, Inc., a leading provider of permanent recruitment, contract professionals and talent management services worldwide, from October 2002 to February 2011; Chairman of Spring Group, plc, a provider of workforce management solutions, May 2000 through June 2002 and Chief Executive Officer from May 2000 to March 2002; Chairman and Chief Executive Officer of Magenta.com, a developer of web-enabled human resource solutions, 1998 to 2000; Executive Vice President, Secretary and Director, August 1991 to July 1998, Managing Director-International Operations, 1995 to July 1998, Chief Financial Officer, August 1993 to July 1998, Manpower Inc. and Executive Vice President, September 1989 to July 1998, Manpower International Inc., a provider of temporary employment services. A Director since 1990.

The Nominating Committee believes that the Board of Directors benefits from the substantial senior management experience and financial expertise Mr. Chait has obtained as the Chief Executive Officer of Hudson Highland Group, a publicly-traded company, and his long history of leadership positions at other large companies. Mr. Chait also has 14 years of experience as an attorney in private practice specializing in banking matters. In addition to these experiences, his nearly 21 years as a director of the Corporation and his service on the Nominating and Corporate Governance and Risk Management Committees have provided him with a deep understanding of the business of the Corporation and the markets in which it competes, and provide continuity to the Board as a whole.

Name and Age (as of March 1, 2011)	Principal Occupation, Directorships and Qualifications

John W. Daniels, Jr. Age 62

Chairman since September 2007 and Partner since 1981, Quarles & Brady, L.L.P., a law firm. Chairman of the Board of North Milwaukee State Bank, 1997 to April 2005. National President, American College of Real Estate Lawyers. Also a director of V&J Foods, Inc. (and affiliates controlled by V&J Foods, Inc.), Metropolitan Milwaukee Association of Commerce, Greater Milwaukee Foundation, Zilber Foundation, Wisconsin United for Health Foundation, Inc., Greater Milwaukee Committee, Aurora Health Care and Ralph Evinrude Foundation. A Director since April 2005.

The Nominating Committee believes that Mr. Daniels’s experience in the legal and business communities, his leadership position at Quarles & Brady, L.L.P. and his previous experience as a director of North Milwaukee State Bank make him a valuable member of the Board of Directors. The Board also benefits from the important perspective Mr. Daniels provides as a leader in the African-American community. His experience as a director of the Corporation and a member of the Risk Management Committee has provided him with an in-depth understanding of its business and the markets in which it competes, and provides continuity to the Board as a whole.

Mark F. Furlong Age 53

Chairman of the Board since October 2010, Chief Executive Officer since April 2007, President since April 2005, Executive Vice President from January 2002 to April 2005, Senior Vice President from April 2001 to January 2002, and Chief Financial Officer from April 2006 to June 2006 and April 2001 to October 2004; Chairman of the Board since December 2009, Director since July 2004, Chief Executive Officer since April 2007 and President from July 2004 to October 2010 of M&I Marshall & Ilsley Bank; Director, Vice President and Treasurer of M&I Private Equity Group LLC and M&I Ventures L.L.C.; Director of Marshall & Ilsley Trust Company National Association and Milease, LLC. Also a director of Kforce Inc., a professional staffing firm, Wisconsin Manufacturers & Commerce, Greater Milwaukee Committee, Metropolitan Milwaukee Association of Commerce, United Performing Arts Fund and Junior Achievement of Wisconsin. A Director since April 2006.

The Nominating Committee believes that Mr. Furlong’s experience in the highest leadership positions within the Corporation, including his service as a director, and his extensive business background and financial expertise make him a critical member of the Board of Directors.

Name and Age (as of March 1, 2011)	Principal Occupation, Directorships and Qualifications

Ted D. Kellner Age 64

Chairman and Chief Executive Officer of Fiduciary Management, Inc., an investment management firm, since 1980. Also a director of American Family Mutual Insurance Company and Kelben Foundation, Inc. Served as a director of Metavante Technologies, Inc., a publicly-traded company that provided banking and payments technologies to financial services firms, from 2007 to 2009. A Director since April 2000.

The Nominating Committee believes that the Board of Directors benefits from the substantial senior management experience and knowledge of financial markets and investment matters that Mr. Kellner has obtained in his long-standing role as the Chief Executive Officer of Fiduciary Management, Inc. Mr. Kellner has also been a substantial investor in the Corporation for over 20 years as an individual and through his family and his company, giving him a direct stake in the long-term success of the Corporation. His over 10 years of service as a director of the Company, his role as Chairman of the Retirement Investment Committee and his past service as a director of its former subsidiary, Metavante Technologies, Inc., have provided him with a deep understanding of the Corporation’s business and the markets in which it competes, and provide continuity to the Board as a whole.

Dennis J. Kuester Age 68

Retired, Chairman Emeritus; Chairman of the Board from January 2005 to October 2010, Chief Executive Officer from January 2002 to April 2007, and President of the Corporation from 1987 to 2005; Chairman of the Board from October 2001 to December 2009, Chief Executive Officer from October 2001 to April 2007, President from 1989 to October 2001 and Director since 1989, M&I Marshall & Ilsley Bank. Also a director of Modine Manufacturing Company, Wausau Paper Corp., Benz Oil, Inc., Froedtert Hospital, Medical College of Wisconsin, the Lynde and Harry Bradley Foundation, Christian Stewardship Foundation and the Russian American Christian University. Served as a director of Metavante Technologies, Inc., a publicly-held company that provided banking and payments technologies to financial services firms, from 2007 to 2009. A Director since February 1994.

The Nominating Committee believes that Mr. Kuester’s extensive experience with the Corporation, including his former role as its President and Chief Executive Officer, has given him an in-depth knowledge of all aspects of the Corporation’s business and the banking industry. He is an experienced director of the Corporation, having served for over 16 years, a past director of Metavante Technologies, Inc., a former subsidiary of the Corporation, and a director of other publicly-traded companies. This experience has provided him with a deep understanding of the business of the Corporation and the markets in which it competes, and providing continuity to the Board as a whole.

Name and Age (as of March 1, 2011)	Principal Occupation, Directorships and Qualifications

David J. Lubar Age 56

President of Lubar & Co. Incorporated, a private equity investment firm, since 1992. Also a director of The Northwestern Mutual Life Insurance Company, Codgell Spencer, Inc., Greater Milwaukee Foundation, Milwaukee Jewish Federation, Jewish Community Foundation, UWM Foundation, UWM Real Estate Foundation, University School of Milwaukee, Wisconsin Policy Research Institute, Metropolitan Milwaukee Association of Commerce, and Froedtert & Community Health and various private companies. A Director since April 2007.

The Nominating Committee believes that the Board of Directors benefits from the substantial senior management experience Mr. Lubar has obtained as President of Lubar & Co. Incorporated and his prominent position in the investment community. Through this experience, Mr. Lubar also possesses financial expertise and an understanding of complex financial transactions and markets, which have made him a valuable member of the Risk Management Committee. Mr. Lubar’s experience as an incumbent member of the Board and his service on the Risk Management Committee provide him with an in-depth understanding of the business of the Corporation and the markets in which it competes, and provide continuity to the Board as a whole.

Katharine C. Lyall Age 69

Retired; President of the University of Wisconsin System from 1992 to September 2004. Also a director of Carnegie Foundation for the Advancement of Teaching, United Way of Dane County (Wisconsin), Council for Aid to Education, Wisconsin Public Television and Wisconsin United For Health. A Director since December 1997.

The Nominating Committee believes that Mr. Lyall’s substantial experience as a leader in the academic community brings valuable variety to the Board from outside the business community. Her nearly 14 years of experience as a director of the Corporation and her important role on the Audit Committee and service on the Retirement Investment Committee have provided her with a deep understanding of the Corporation’s business and the markets in which it competes, and provide continuity to the Board as a whole.

John A. Mellowes Age 72

Chairman and Chief Executive Officer since 1980 of Charter Manufacturing Company, Inc., a producer of bar, rod, wire and wire parts for the auto industry and other industries. Also a director of Twin Disc, Inc. (a heavy duty off-highway power transmission equipment designer, manufacturer and seller), YMCA of Metropolitan Milwaukee and Junior Achievement of Wisconsin, Inc., and a member of the Board of Regents of the Milwaukee School of Engineering. A Director since April 2002.

The Nominating Committee believes that the Board of Directors benefits from the substantial senior management experience and financial expertise Mr. Mellowes has obtained as the Chief Executive Officer of Charter Manufacturing Company Inc., a large private company, and his other public company director experience. In addition, his extensive experience as a director of the Corporation and his service on the Retirement Investment Committee have provided him with an in-depth understanding of the business of the Corporation and the markets in which it competes, and provide continuity to the Board as a whole.

Name and Age (as of March 1, 2011)	Principal Occupation, Directorships and Qualifications

San W. Orr, Jr. Age 69

Chairman of the Board and director of Wausau Paper Corp.; Attorney, Estates of A.P. Woodson & Family. Also a director and President of the Woodson YMCA Foundation and Nancy Woodson Spire Foundation, Inc., director of M&I Marshall & Ilsley Bank, the Lynde and Harry Bradley Foundation and Chairman Emeritus of the University of Wisconsin Foundation. A Director since July 1994.

Mr. Orr brings to the Board of Directors substantial experience in the legal and business communities, and the Nominating Committee believes that this experience has provided him with significant and valuable business and financial expertise. The Board also benefits from Mr. Orr’s past experience as a member of the audit committees of several public company boards of directors. Mr. Orr’s nearly 17 years of experience as a director of the Corporation and his ten years of valuable service on its Audit Committee, including its Chairman and its designated Audit Committee Financial Expert, have provided him with a deep understanding of the business of the Corporation and the markets in which it competes, and provide continuity to the Board as a whole.

Robert J. O’Toole Age 70

Retired; Chairman of the Board and Chief Executive Officer from April 1992 to December 2005 and President and Chief Executive Officer from 1989 to 1992, and President and Chief Operating Officer from 1986 to 1989, A.O. Smith Corporation, a manufacturer of electric motors and water systems technologies. Also a director of A.O. Smith Corporation, Briggs & Stratton Corporation, a manufacturer of gasoline engines for outdoor power equipment, Factory Mutual Insurance Company, and M&I Marshall & Ilsley Bank. A Director since April 2002.

The Nominating Committee believes that the Board of Directors benefits from the substantial senior management experience and financial expertise Mr. O’Toole obtained as the Chairman of the Board and Chief Executive Officer of A.O. Smith Corporation, a large manufacturing company. In addition, Mr. O’Toole’s has nearly nine years of experience as a director of the Corporation and is a valuable member of both the Compensation and Human Resources Committee and the Audit Committee, providing him with important insight into the business of the Corporation and the markets in which it competes, and providing continuity to the Board as a whole.

Name and Age (as of March 1, 2011)	Principal Occupation, Directorships and Qualifications

Peter M. Platten, III Age 71

Retired; Vice Chairman of the Board of the Company from May 1994 to May 1997; Former President and Chief Executive Officer, January 1989 to May 1994, Valley Bancorporation, a bank holding company; Director of M&I Marshall & Ilsley Bank and a Director Emeritus of the Green Bay Packers. A Director since May 1994.

Through his experience as President and Chief Executive Officer of Valley Bancorporation and as Vice Chairman of the Board of the Corporation, the Nominating Committee believes that Mr. Platten provides the Corporation with significant leadership, business, financial and banking industry expertise. Mr. Platten has extensive experience as a member of the Board and has made valuable contributions to the Board as Lead Director and as Chairman of the Nominating and Corporate Governance Committee. This experience has provided him with an important understanding of the Corporation’s business and the markets in which it competes, and provides continuity to the Board as a whole.

John S. Shiely Age 58

Retired; Chairman Emeritus, Chairman of the Board from January 2003 to October 2010, Chief Executive Officer from 2001 to 2009, President from 1994 to 2008 and Chief Operating Officer from 1994 to 2001, Executive Vice President-Administration from 1991 to 1994, Briggs & Stratton Corporation, a manufacturer of gasoline engines for outdoor power equipment. Also a director of Quad/Graphics Inc., Cleveland Rock and Roll, Inc. (corporate board of the Rock and Roll Hall of Fame and Museum), The Scotts Miracle-Gro Company and Children’s Hospital and Health System, Inc. He is also a member of the Board of Trustees of the Medical College of Wisconsin and the Boys & Girls Clubs of Greater Milwaukee. A Director since April 1999.

The Nominating Committee believes that the Board of Directors benefits from the substantial senior management experience and financial expertise Mr. Shiely obtained as the Chief Executive Officer of Briggs & Stratton Corporation, a publicly-traded company, and the other leadership positions he held there. With over 11 years of experience as a director of the Corporation, and as a valuable member of the Compensation and Human Resources Committee and Nominating and Corporate Governance Committee, Mr. Shiely has developed valuable insight into the Corporation’s business and the markets in which it competes, and provides continuity to the Board as a whole.

Name and Age (as of March 1, 2011)	Principal Occupation, Directorships and Qualifications

George E. Wardeberg Age 75

Retired; Vice Chairman of the Board, Wisconsin Energy Corporation, a holding company with subsidiaries in utility and non-utility businesses, from April 2000 to May 2002; Chairman of the Board and Chief Executive Officer from 1997 to 2000, President and Chief Executive Officer from 1994 to 1997, WICOR, Inc., a holding company with subsidiaries in energy services and pump manufacturing. Also a director of Benz Oil, Inc. and served as a director of Twin Disc, Inc., a publicly-held heavy duty off-highway power transmission equipment designer, manufacturer and seller, from 1997 to 2006. A Director since April 1999.

The Nominating Committee believes that the Board of Directors benefits from the substantial senior management experience and financial expertise Mr. Wardeberg obtained as the Vice Chairman of the Board of Wisconsin Energy Corporation, a publicly-traded company, Chairman of the Board and Chief Executive Officer of WICOR, Inc., and his other experience as a public company director. Mr. Wardeberg’s has substantial experience as a member of the Board, and has made important contributions in the challenging position of Chairman of the Compensation and Human Resources Committee. These experiences have provided Mr. Wardeberg with important insight into the business of the Corporation and provided continuity to the Board as a whole.

James B. Wigdale Age 74

Retired; Chairman Emeritus, Chairman of the Board of the Corporation from December 1992 to December 2004, Chief Executive Officer of the Corporation from October 1992 to December 2001, Vice Chairman of the Board of the Corporation from December 1988 to December 1992; Chairman of the Board, January 1989 to October 2001, Chief Executive Officer, September 1987 to October 2001, and Director since 1981 of M&I Marshall & Ilsley Bank. Also a director of Mason Wells, Inc., a private equity firm, Columbia-St. Mary’s, a hospital organization, Green Bay Packaging Inc., a manufacturer of paperboard packaging, and Sentry Insurance. A Director since 1988.

Mr. Wigdale’s has an extensive history with the Corporation, including as its former Chairman and Chief Executive Officer. The Nominating Committee believes that this history has given him a unique insight and an in-depth knowledge of all aspects of the Corporation’s business and the banking industry, as well as strong relationships with the Corporation’s customers and the communities it serves. He is also a long-standing director of the Corporation, with nearly 23 years of experience on the Board, and of other large companies, providing him with a deep understanding of the business of the Corporation and the markets in which it competes, and providing continuity to the Board as a whole.

Audit Committee

The Audit Committee is a separately-designated standing committee of the Board of Directors. The Audit Committee has responsibility for, among other things, (a) appointing or replacing the Corporation’s independent auditors, (b) overseeing the work of the independent auditors (including resolution of any disagreements between management and the auditors regarding financial reporting), (c) reviewing the independent auditors’ performance, qualifications and independence, (d) approving all auditing and permitted non-auditing services to be performed by the independent auditors with limited exceptions, (e) reviewing the Corporation’s financial statements, internal audit function and system of internal controls, (f) overseeing compliance by the Corporation with legal and regulatory requirements and with the Corporation’s Code of Business Conduct and Ethics, and (g) producing the report required by federal securities regulations for inclusion in the proxy statement relating to the Corporation’s annual meeting of shareholders. The current members of the Audit Committee are Messrs. Orr (Chairman), O’Toole and Ms. Lyall, all of whom are independent under the New York Stock Exchange listing standards. The Board has determined that Mr. Orr is an “audit committee financial expert” and “independent” as defined under applicable Securities and Exchange Commission rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation’s directors and officers to file reports with the Securities and Exchange Commission disclosing their ownership, and changes in their ownership, of the Corporation’s common stock. Copies of these reports must also be furnished to the Corporation. Based solely on a review of these copies, the Corporation believes that during 2010 all filing requirements were complied with except that late reports were filed on behalf of Messrs. Chait, Daniels, Kellner, Mellowes and O’Toole in connection with directors’ deferred compensation for July.

Item 11.	EXECUTIVE COMPENSATION

As used in this report, the term “named executive officers” refers to those individuals included in the Summary Compensation Table set forth below. For 2011, the named executive officers of the Corporation are: Mark F. Furlong, Chairman, President and Chief Executive Officer of the Corporation; Thomas R. Ellis, Executive Vice President of the Corporation and President of M&I Marshall & Ilsley Bank (“M&I Bank”); Gregory A. Smith, Senior Vice President and Chief Financial Officer of the Corporation; Kenneth C. Krei, Senior Vice President of the Corporation and Chairman, President and Chief Executive Officer of Marshall & Ilsley Trust Company National Association; and Randall J. Erickson, Senior Vice President, Chief Administrative Officer and General Counsel of the Corporation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

As was the case in 2009, the Corporation’s executive compensation for 2010 continued to be primarily affected by two factors: the restrictions on executive compensation to which the Corporation is subject based on its participation in the U.S. Treasury’s Capital Purchase Program, and the ongoing financial downturn.

For as long as it remains a participant in the Capital Purchase Program, the Corporation is subject to the Interim Final Rule on TARP Standards for Compensation and Corporate Governance (the “Interim Final Rule”) issued by the U.S. Treasury in June 2009 under the American Recovery and Reinvestment Act of 2009 (the “ARRA”). For senior executive officers of the Corporation, including the named executive officers, the Interim Final Rule prohibits or limits certain components of the Corporation’s executive compensation program, including payment or accrual of annual and long-term incentive compensation, granting of stock options, certain retirement benefits and potential payments upon termination or change of control that the executive officers or covered employees might otherwise have been eligible to receive. These restrictions are further described under “The ARRA and the Interim Final Rule,” below.

As a result of these restrictions, the primary means remaining available to the Corporation for compensating named executive officers and other employees covered under the Interim Final Rule are currently limited to cash salary, stock salary and, on a limited basis, restricted stock. The Corporation has made significant efforts, beginning in 2009, to determine how best to continue to meet the objectives of the Corporation’s executive compensation program within the context of these limitations. These efforts culminated in substantial modifications to the Corporation’s executive compensation program for 2010. These modifications were initially described in a current report on Form 8-K the Corporation filed with the SEC on December 29, 2009 and are described throughout this section.

The Compensation and Human Resources Committee of the Corporation’s Board of Directors (the “Compensation Committee”) determined how and to what extent to modify the executive compensation program for 2010 based on several factors, including:

•	the types of compensation that could be paid in accordance with the ARRA and Interim Final Rule prohibitions and exceptions;

•

the Compensation Committee’s understanding of the relative values of peer group companies’ executive compensation packages, which was necessary in order to ensure that the Corporation is within competitive practice, in keeping with its objective of offering a competitive aggregate compensation value that will allow the Corporation to continue to attract, retain and motivate key individuals; and

•

targeted compensation values for each of the named executive officers, which were intentionally established at an amount which, in aggregate for the named executive officers, was significantly less than the previously targeted values.

The Compensation Committee believes that the modifications were a prudent step toward the Corporation’s objective of retaining the key employees who are leading the Corporation through the difficult economic cycle.

On December 17, 2010, the Corporation entered into a definitive merger agreement with Bank of Montreal (“BMO”) under which BMO will acquire all outstanding shares of common stock of the Corporation in a stock-for-stock transaction. The transaction is expected to close prior to July 31, 2011, subject to customary closing conditions, including regulatory approvals and approval of the Corporation’s shareholders. While the Compensation Committee recognizes that the Corporation’s 2010 financial results may warrant additional measures for 2011 to better align executive compensation with performance, such measures have been postponed subject to the consummation of the Corporation’s pending merger with BMO.

Compensation Philosophy, Policies and Objectives

The Corporation believes that a strong management team made up of the most talented individuals in key positions is critical to the success of the Corporation. This continues to be true in difficult economic times. Accordingly, it is important that the Corporation’s named executive officers receive an aggregate compensation package that is both competitive with the compensation received by similarly-situated executive officers at peer group companies, and also reflective of each individual named executive officer’s contributions to the Corporation.

The Corporation’s executive compensation program is designed with two main objectives:

•	to offer a competitive aggregate compensation value that will allow the Corporation to continue to attract, retain and motivate highly talented individuals to fill key positions; and

•	to align a significant portion of each executive officer’s total compensation with the annual and long-term performance of the Corporation and the interests of the Corporation’s shareholders.

With these objectives as a foundation, the Corporation, through the Compensation Committee, seeks to reward leadership and innovation among its executive officers. Each of the Corporation’s executive officers is evaluated for these qualities, in light of both the historical financial performance of the Corporation and the executive officer’s role in ensuring the future financial success of the Corporation.

The ARRA and the Interim Final Rule

In November 2008, the Corporation became a participant in the Capital Purchase Program, part of the U.S. Treasury’s Troubled Asset Relief Program (“TARP”). As long as it is a TARP participant, the Corporation is required to comply with certain provisions of the Emergency Economic Stabilization Act of 2008 (“EESA”) and the ARRA subjecting TARP participants to specific executive compensation and corporate governance standards. These standards, which were clarified in the Interim Final Rule, include, among others:

•	exclusion of incentives for senior executive officers (“SEOs”) to take unnecessary and excessive risks that threaten the value of the TARP participant;

•

provisions for the recovery of any bonus, retention award or incentive compensation paid to a SEO or the next twenty most highly compensated employees based on materially inaccurate statements of earnings, revenues, gains or other criteria;

•	a prohibition on making “golden parachute” payments to SEOs or any of the next five most highly compensated employees;

•

a prohibition on the payment or accrual of bonus, retention awards or incentive compensation to SEOs or certain other highly compensated employees (including stock options and annual and long term incentive payments), subject to exceptions for long-term restricted stock and equity as salary;

•	a prohibition on employee compensation plans that would encourage manipulation of earnings reported by the TARP participant to enhance an employee’s compensation; and

•	a prohibition on tax gross-ups to SEOs and certain highly compensated employees.

The Corporation’s SEOs currently consist of the same executive officers as are designated named executive officers for purposes of this Item.

In order to comply with these requirements, the Corporation entered into an Omnibus Amendment Agreement with each of the named executive officers. The Omnibus Amendment Agreements have the effect of amending each named executive officer’s compensation, bonus, incentive and other benefit plans, arrangements and agreements, as necessary to comply with the regulatory restrictions on compensation relating to the Corporation’s participation in the Capital Purchase Program for any year in which the Corporation is a Capital Purchase Program participant. As a result, all named executive officer compensation arrangements are subject to limitation in accordance with these requirements. The Omnibus Amendment Agreements also permit the Corporation to take any actions necessary to amend the SEOs’ incentive compensation arrangements in the event that the Compensation Committee determines, pursuant to the analyses described below, that any such arrangements encourage the SEOs to take unnecessary and excessive risks that threaten the value of the Corporation.

The terms “incentive compensation” and “golden parachute payments” are broadly defined under the Interim Final Rule. “Incentive compensation” generally includes any plan-based compensation, whether in cash or equity, intended to serve as incentive for performance to occur over specific period, as well as any stock option plan. “Golden parachute payments” are defined as described below under “Change of Control Agreements.” The Corporation will continue to be subject to the ARRA and the Interim Final Rule for as long as it is a participant in the Capital Purchase Program.

In addition to the prohibitions described above, the Interim Final Rule requires that, in order to comply with EESA, the Compensation Committee meet with senior risk officers of the Corporation at least every six months to discuss, evaluate and review:

•	the SEO compensation plans to ensure that the SEO compensation plans do not encourage SEOs to take unnecessary and excessive risks that might threaten the value of the Corporation;

•	employee compensation plans in light of the risks posed to the Corporation by such plans and how to limit such risks; and

•

the employee compensation plans of the Corporation to ensure that these plans do not encourage the manipulation of reported earnings of the Corporation to enhance the compensation of any of the Corporation’s employees.

The Compensation Committee, on behalf of the Corporation, must provide a narrative description of the results of these evaluations and certify that it has completed them and taken any necessary actions. The required description and certification are provided in the Compensation and Human Resources Committee Report following this Compensation Discussion and Analysis.

Administration and Process for 2010

The Corporation’s executive compensation program is administered by the Compensation Committee. The Compensation Committee does not use formulas or mechanical procedures in determining compensation amounts or the allocation of specific elements of compensation, or in determining the types of compensation awards to be granted. Rather, the Compensation Committee establishes base salary and, prior to the regulatory prohibitions described above, target performance levels based on a number of factors designed to further the Corporation’s executive compensation objectives, to be competitive with the compensation received by similarly-situated executive officers at peer group companies and to reflect the conditions of the markets in which the Corporation operates and the relative financial performance of the peer group companies (as discussed below). For certain executive officers, the financial performance of the business unit or division for which the executive has responsibility may receive a proportionately larger consideration by the Compensation Committee.

In past years, the Compensation Committee has received input from its compensation consultant, Hewitt Associates, in establishing base salaries and performance levels. In connection with the modifications to the executive compensation program for 2010, Hewitt Associates provided the Corporation with input regarding potential adjustments to and structuring of named executive officer salaries, including cash and stock salaries, and restricted stock. The Compensation Committee instructs Hewitt Associates to provide a compilation of raw data with respect to selected positions at peer group companies and to assist the Compensation Committee in ensuring that its actions are consistent with the Corporation’s business needs and compensation philosophy and in line with prevailing market practices.

The Compensation Committee regularly reviews the overall compensation of the named executive officers. In connection with 2010 named executive officer compensation, Hewitt Associates presented a report to the Compensation Committee comparing the Corporation’s size and executive compensation levels to those of peer companies and met with the Compensation Committee to review the named executive officers’ compensation packages relative to the peer group companies.

The Compensation Committee approved modifications to the 2010 executive compensation packages for the Corporation’s named executive officers. While the Corporation became subject to the compensation-related prohibitions under the Interim Final Rule in mid-2009, the Compensation Committee elected to delay the implementation of the modifications until 2010. The Compensation Committee believed that the modifications for 2010 were necessary in order for the program to continue to fulfill its objectives in light of the substantial limitations imposed by the ARRA and the Interim Final Rule on the types of compensation that may be paid to SEOs. The Corporation’s shareholders approved a nonbinding resolution in favor of the Corporation’s executive compensation policies and procedures at the 2010 Annual Meeting of Shareholders. The approval was not a significant consideration with respect to 2010 compensation decisions due to these regulatory limitations.

The Compensation Committee’s determination of how and to what extent to modify the executive compensation program was based on several factors. The first factor was the types of compensation that could be paid in accordance with the ARRA and Interim Final Rule prohibitions and exceptions. The Interim Final Rule permits payments of cash salary, stock salary (payments of all or a portion of executive officer salaries in shares of common stock issued under an equity compensation plan) and long-term restricted stock, provided that the value of the long-term restricted stock grant may not exceed one third of the employee’s annual compensation as determined for that fiscal year. In addition, the long-term restricted stock may become transferable only in accordance with the schedule specified in the Interim Final Rule (except as necessary to pay applicable taxes), and must be forfeited if the employee does not continue performing services for the company for at least two years from the date of grant. As described below, the Compensation Committee determined to allocate the maximum permissible amount of each named executive officer’s total compensation to long-term restricted stock, with the remaining two-thirds portion to be allocated between cash salary and stock salary.

Second, the Compensation Committee reviewed data provided by Hewitt Associates and other market data that it deemed to be relevant regarding executive compensation at the peer group companies in order to understand the total value of the compensation packages provided to executive officers similarly situated to the Corporation’s named executive officers. The Compensation Committee does not benchmark its named executive officer compensation against the peer group companies. Nonetheless, it believes it is important to understand the relative values of the companies’ executive compensation packages in order to ensure that the Corporation is within competitive practice, in keeping with the objective of offering a competitive aggregate compensation value that will allow the Corporation to continue to attract, retain and motivate key individuals.

Third, the Compensation Committee considered the targeted compensation values for each of the named executive officers. These targeted values were estimated based on the historical totals of targeted base salary, targeted annual incentive compensation and targeted long-term incentive compensation values. The Compensation Committee used these targeted compensation values as an additional data point in its determination of the modifications to the compensation packages of each of the Corporation’s named executive officers. In doing so, the Compensation Committee took into account the continuing economic downturn and intentionally established the 2010 compensation levels for the named executive officers at an amount which, in aggregate, was meaningfully less than the previous targeted values.

The purpose of the foregoing analysis was for the Compensation Committee to have as complete an understanding as possible of all information relevant to its decisions about named executive officer compensation, rather than to attempt to duplicate the compensation the named executive officers might have received absent the prohibitions. Based on a combination of these factors, as opposed to any specific formula or mechanism, the Compensation Committee determined the appropriate total compensation values for each named executive officer and the allocation of the total amount to each element available.

Peer Group

As described above, one of the factors considered by the Compensation Committee in determining named executive officer compensation for 2010 was information about executive compensation at the peer group companies, which enabled the Compensation Committee to better understand the total value of the compensation packages provided to executive officers similarly situated to the Corporation’s named executive officers. As in past years, the 2010 peer group was comprised of bank holding companies considered relevant due to the similarity of the nature and scope of their businesses and the size of their asset holdings to those of the Corporation. The composition of the peer group is reviewed annually and companies are added to or removed from the group as circumstances warrant so that the group continues to provide a relevant comparison. For 2010, the peer group companies were as follows:

•	Associated Banc-Corp;

•	BB&T Corporation;

•	Comerica Incorporated;

•	Fifth Third Bancorp;

•	First Horizon National Corporation;

•	Huntington Bancshares Inc.;

•	KeyCorp;

•	M&T Bank Corporation;

•	Northern Trust Corporation;

•	Regions Financial Corporation;

•	SunTrust Banks Inc.;

•	Synovus Financial Corp.; and

•	Zions Bancorporation.

Elements of Executive Compensation

The Corporation’s executive compensation program has historically had both objective (performance-based) and subjective elements. The Compensation Committee has allocated compensation among the elements in a manner that it considered most likely to achieve the objectives of the Corporation’s executive compensation program, based on a review of each named executive officer’s compensation, total compensation opportunities and performance, and on the performance of the Corporation. In light of the prohibitions under the ARRA and the Interim Final Rule, each of the specific elements of the Corporation’s executive compensation program, which have historically included base salary, annual incentive compensation and long-term compensation, was subject to significant modification beginning in 2009 and continuing through 2010, as described below.

Base Salary

Each of the Corporation’s named executive officers receives a base salary. The Compensation Committee’s base salary determinations have historically been based on a combination of two factors: its evaluation of base salaries paid to executives with similar responsibilities at peer group companies, and its subjective evaluation of each named executive officer’s unique role, job performance and other circumstances. The Compensation Committee evaluates the marketplace salary data to help ensure that the base salaries of the Corporation’s named executive officers are within competitive practice relative to the base salaries of named executive officers in the peer group companies. Similarly, based on its evaluation of each named executive officer’s unique role, job performance and other circumstances, the Compensation Committee may determine that the named executive officer’s base salary should be adjusted to reflect those circumstances.

Based in particular on its review of the peer group data provided by Hewitt Associates, as described above, the Compensation Committee determined that the annual cash salaries of Messrs. Furlong and Smith would remain unchanged from 2009, resulting in no increase in these individuals’ annual cash salaries since 2008, and that Mr. Ellis, Mr. Krei and Mr. Erickson would each receive increases in their base salaries. Mr. Ellis received an additional salary increase in October 2010 in connection with his promotion to the position of President of M&I Bank.

In keeping with the objective of aligning a significant portion of each named executive officer’s total compensation with the performance of the Corporation and the interests of the Corporation’s shareholders, the Compensation Committee determined that the remaining portion of each named executive officer’s salary would be paid in shares of the Corporation’s common stock. The number of shares of stock salary paid each pay period is determined by dividing the dollar amount of salary to be paid in stock salary for that pay period by the reported closing price per share of the common stock on the New York Stock Exchange on the pay date for such pay period (or, if the pay date is not a trading day, on the trading day immediately preceding the pay date). The stock salary is accompanied by voting rights and the right to receive any dividends paid with respect to the common stock.

Consistent with the provisions of the Interim Final Rule, the stock salary is fully vested at the time of grant. However, the Compensation Committee determined that the shares awarded as stock salary should be subject to restrictions on transfer, consistent with the Corporation’s objectives and industry practice. One third of the stock salary shares will be released from the transfer restrictions after each of the first three years following the date on which such stock salary shares were paid, at the end of the quarter during which the payment was made.

Annual Incentive Compensation

The Corporation has historically maintained an Annual Executive Incentive Plan intended to establish a direct correlation between the annual incentives awarded to participants and the financial performance of the Corporation and its divisions or subsidiaries. In recent years, the Annual Executive Incentive Plan has provided for annual cash incentive opportunities for the participants, including all of the Corporation’s named executive officers, based upon one or more objective financial performance criteria selected by the Compensation Committee, with incentive opportunities for a given year based on a percentage of each participant’s base salary and paid out at specified levels if the performance goals set by the Compensation Committee were met for that year. This practice was in keeping with the Corporation’s executive compensation program objective of aligning a significant portion of each executive officer’s total compensation with the annual performance of the Corporation and the interests of the Corporation’s shareholders.

The ARRA and the Interim Final Rule prohibited the payment or accrual of bonus, retention award or incentive compensation to the Corporation’s named executive officers, including under the Corporation’s Annual Executive Incentive Plan, in 2010.

Long-Term Compensation

Long-term compensation has historically been an area of particular emphasis in the Corporation’s executive compensation program, based on the Corporation’s belief that long-term incentives foster the long-term perspective necessary for the continued success of the Corporation. This emphasis is consistent with the Corporation’s executive compensation program objective of aligning a significant portion of each executive’s total compensation with the long-term performance of the Corporation and the interests of the Corporation’s shareholders. As described below, the prohibitions on bonus and incentive compensation under the ARRA and the Interim Final Rule significantly affected the long-term element of the Corporation’s executive compensation program beginning in and continuing through 2010.

In recent years, the Compensation Committee has used three forms of long-term awards: stock options, restricted stock and long-term incentive units. In determining the allocation of the long-term awards to the named executive officers from among these forms of awards, the Compensation Committee has placed the greatest emphasis on stock options because they directly align the value of the benefit to the named executive officers with shareholder interests, they historically have been the most prevalent form of award among the Corporation’s peers, and their long term provides an incentive for the named executive officers to create long-term shareholder value.

With regard to allocation of other forms of long-term awards, the Compensation Committee has generally determined to place comparable emphasis on each of restricted stock and long-term incentive units, each of which has characteristics intended to further the objectives of the Corporation’s executive compensation program. The objective of granting restricted stock, which represents an award of full-value shares and typically vests over a period of three to five years, is to attract and retain the highly-talented individuals to whom the awards are granted. Long-term incentive units, which represent share equivalents of the Corporation’s common stock, provide a direct correlation of the resulting payments, if any, to the long-term performance of the Corporation because they are earned only to the extent certain performance criteria are achieved.

As stated above, the Compensation Committee does not use formulas or mechanical procedures to determine compensation amounts or allocation of specific elements of compensation, including long-term incentive awards. Prior to 2009, the process of determining award amounts generally began with the Compensation Committee’s review of prior-year award levels. The Compensation Committee, in its discretion, adjusted award levels from time to time to reflect changes in the circumstances of the named executive officers, the Corporation or the market as a whole. For example, if the market value of the Corporation’s common stock changed over time such that, in the view of the Compensation Committee, the total value of a named executive officer’s long-term awards relative to his or her total compensation no longer fulfilled the Corporation’s compensation philosophy and objectives, the Compensation Committee made appropriate adjustments to that named executive officer’s long-term award levels. Similarly, if a named executive officer’s responsibilities changed such that a particular type of award becomes disproportionately large or small relative to similarly situated individuals at the Corporation, the Compensation Committee could adjust the amount of that type of award paid to that named executive officer.

Stock Options. Stock options are covered under the ARRA and Interim Final Rule prohibition on the payment or accrual of bonus or incentive compensation to named executive officers. As a result, the Corporation was prohibited from granting stock options to the named executive officers beginning in 2009 and continuing for as long as the Corporation is a participant in the Capital Purchase Program and the prohibition remains in place.

Restricted Stock. A restricted stock award is an award of full value shares of common stock that vests over a period of time, as the Compensation Committee may specify. Under the Interim Final Rule, the Corporation is permitted to award long-term restricted stock to the named executive officers provided that the restricted stock may become transferable only in accordance with a specified schedule and the value of the grant may not exceed one third of the applicable named executive officer’s annual compensation for the fiscal year.

The Compensation Committee believes that the restricted share awards are an important tool to enable the Compensation Committee to meet both objectives of the Corporation’s executive compensation program, particularly in light of the significant restrictions placed on the other tools available to the Compensation Committee by the ARRA and the Interim Rule. Restricted share awards permit the Compensation Committee to continue to provide a competitive total compensation value to allow the Corporation to retain key individuals, while at the same time aligning a significant portion of each named executive officer’s total compensation with the Corporation’s long-term performance. In keeping with these objectives, the Compensation Committee determined to award long-term restricted stock to each named executive officer to the full extent permitted by the Interim Final Rule for 2010. As a result, in January 2010, each named executive officer was awarded long-term restricted stock in an amount equal to one-third of his total compensation for 2010. Mr. Ellis received an additional restricted stock award in October 2010 in connection with his promotion to the position of President of M&I Bank.

Long-Term Incentive Awards. Except as described below, long-term incentive payments are prohibited under the ARRA and the Interim Final Rule. The Corporation has historically awarded units representing share equivalents of the Corporation’s common stock to participants in the LTIP, including the named executive officers. The Compensation Committee’s practice in recent years has been to approve the performance criteria and payout multiples under the LTIP with respect to the performance period determined by the Compensation Committee. However, the Compensation Committee did not approve any performance criteria or payout multiples in 2009 or 2010 because of the Interim Final Rule prohibition on incentive compensation for named executive officers.

The LTIP permits the Compensation Committee to choose among various measures in establishing performance criteria, including one or more of earnings per share, earnings, net income, revenues, return on average assets, return on average equity, total shareholder return or cost control of the Corporation and/or one or more of its subsidiaries or divisions. No payments of awards could be made under the LTIP until the Compensation Committee determined that the applicable performance targets were met. The specific performance criteria with respect to each performance period and the weight given to each of such criteria have been based on a pre-determined compound annual growth rate of earnings per share and a target performance ranking for total shareholder return relative to the peer group.

For the three-year performance period ended December 31, 2010, as in past years, a payout multiple was applied to the LTIP units awarded to each participant based on the Corporation’s performance in relation to two performance criteria: total shareholder return, representing the total return of the Corporation’s common stock for the three-year period when compared with the total return for the stocks of the companies that comprised the KBW 50 Index, and the Corporation’s cumulative earnings per share for the three-year period.

The Corporation’s performance in relation to each of the two performance criteria is calculated independently for purposes of determining payouts, if any, with respect to a performance period. As a result, it would be possible for a participant to receive a payout under one of the criteria but not under the other. For the three-year performance period ended December 31, 2010, the threshold payout multiples for each of the cumulative earnings per share and total shareholder return criteria were 12.5%, and the maximum payout multiple for each was 137.5%, resulting in a combined maximum of 275%. No payout is made under a criterion for performance below threshold. The resulting payout multiple is applied to the units awarded and units awarded to the participant in lieu of the payment of dividends. Under the terms of the LTIP, any payout obligations under the LTIP would be satisfied in an amount of cash equal to the fair market value of the number of shares represented by the LTIP units.

As in past years, the long-term performance level targets for growth in earnings per share for the three-year performance period ended December 31, 2010 were intended to reflect strong earnings performance relative to the peer group companies, and target performance levels for total shareholder return were established at median performance relative to the companies in the KBW 50 Index at the time of award. The Interim Final Rule permits payments of incentive compensation accrued with respect to named executive officers to June 15, 2009. However, actual total shareholder return performance and cumulative earnings per share performance were both below threshold for the three-year performance period ended December 31, 2010, resulting in no payouts under either criterion.

The following table presents information relating to the performance criteria, performance and target incentives for the three-year performance period ended December 31, 2010:

		Target Performance Range
Performance Criterion	Weight	Threshold	Target		Exceed		Maximum

Total Shareholder Return (percentile rank)	50%	25th	50	th	75	th	95th

Cumulative Earnings Per Share ($)	50%	$6.91	$7.48		$7.82		$8.09

Additional information regarding the Corporation’s long-term incentive compensation is provided under “Executive Compensation—Grants of Plan-Based Awards in Fiscal 2010” in this Item.

Other Benefits and Perquisites

The Corporation’s executive officers participate in the health and dental coverage, life insurance, paid vacation and holiday and other programs that are generally available to all of the Corporation’s employees.

The perquisites provided to each of the named executive officers are regularly reviewed by the Compensation Committee. In 2010, these perquisites included payment of club dues, personal financial planning and tax preparation services and personal use of company cars. Under an incidental use arrangement, executive officers and their immediate families are, on occasion, allowed to use otherwise unoccupied space on Corporation aircraft for a flight that was otherwise scheduled for business purposes. The Corporation recognizes no incremental cost in connection with such use.

The Corporation values perquisites at their incremental cost to the Corporation in accordance with SEC regulations. Incremental cost does not necessarily reflect the total cost of a perquisite.

The Corporation believes that the benefits and perquisites it provides to its named executive officers are within competitive practice and customary for executives in key positions at comparable companies. These benefits and perquisites serve the Corporation’s objective of offering competitive compensation that allows the Corporation to continue to attract, retain and motivate highly talented people to these critical positions, ultimately providing a substantial benefit to the Corporation’s shareholders. Certain perquisites are also provided in part to reduce the amount of time and energy the named executive officers are required to devote to non-Corporation related matters, providing them additional time to focus on Corporation-related endeavors, and to increase their presence and ability to participate in the community in which the Corporation is headquartered.

Change of Control Agreements

As part of the Compensation Committee’s effort to meet its objective of retaining and motivating highly talented individuals to fill key positions, the Corporation has entered into change of control agreements with all of the named executive officers. The change of control agreements, which the Corporation has had in place for many years, were entered into based on the Corporation’s belief that it is essential and in the best interests of the Corporation and its shareholders to retain the services of key management personnel in the event of the threat or occurrence of a change of control, and to ensure their ability to remain dedicated to and focused on the Corporation in such event without undue concern for their personal, financial and employment security.

The Corporation is required under the Interim Final Rule to prohibit any golden parachute payments to the named executive officers and any of the next five most highly compensated employees while the Corporation is a participant in the Capital Purchase Program. For purposes of the prohibition, the term “golden parachute payment” would include any payment for departure from the Corporation for any reason, or any payment due to a change in control of the Corporation, except for payments for services or benefits accrued, and the acceleration of vesting due to the departure or the change in control event, as applicable. Absent the prohibitions under the Interim Final Rule described above, the change of control agreements guarantee the named executive officers specific payments and benefits upon a termination of employment as a result of a change of control of the Corporation. The two-year and three-year terms of such agreements commence upon the date a “change of control” (as defined under the change of control agreements) occurs, and the employment term automatically renews on a daily basis until the Corporation or its successor gives notice to terminate the daily renewal.

Additional information regarding the change of control agreements described above and related matters is provided in the “Executive Compensation—Potential Payments upon Termination or Change of Control” section of this Item.

In connection with the pending merger of the Corporation with BMO, BMO, which is not a participant in the Capital Purchase Program, has agreed to make certain payments to the named executive officers following completion of the merger in full settlement of the severance obligations under the change of control agreements. These payments are further described in the Proxy Statement/Prospectus included in the Registration Statement on Form F-4 filed with the SEC by BMO and the definitive Proxy Statement on Schedule 14A filed with the SEC by the Corporation in connection with the pending merger.

Retirement Plans

In December 2006, the Corporation agreed to provide Mr. Furlong with a supplemental retirement benefit (“SERP”) intended, when fully vested, to provide him with an annual retirement benefit such that the sum of the benefits from the Corporation’s contributions into its qualified and nonqualified retirement programs, Social Security and his supplemental retirement plan equals 55% of the sum of Mr. Furlong’s highest average salary and annual short term incentive compensation for any five of his last ten years of employment. The SERP is exempt from the prohibitions of the Interim Final Rule, except with respect to the acceleration of any payments due to a change in control of the Corporation during the period in which the Corporation is a participant in the Capital Purchase Program. Additional details regarding the SERP are provided below under the “Pension Benefits” table. Pursuant to the terms of Mr. Furlong’s SERP agreement, Mr. Furlong’s supplemental retirement benefit will vest in full or in part on an accelerated basis based on the date of the change of control and Mr. Furlong’s age as of that date. At the effective time of the pending merger with BMO, Mr. Furlong will become vested in approximately 66% of his benefit under the SERP. Under Mr. Furlong’s employment agreement with BMO and its subsidiary, Harris N.A., which is conditioned upon and becomes effective as of the completion of the pending merger, he will continue to be eligible during his employment period to receive a supplemental executive retirement benefit on the same terms as the arrangement in existence with the Corporation prior to the completion of the merger. These matters are further described in the Proxy Statement/Prospectus included in the Registration Statement on Form F-4 filed with the SEC by BMO and the definitive Proxy Statement on Schedule 14A filed with the SEC by the Corporation in connection with the pending merger.

The 2005 Marshall & Ilsley Corporation Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) provides selected key employees of the Corporation, including the named executive officers, with the ability to defer up to 80% of base salary and 100% of annual incentive payments. The plan also allows for deferral of gains upon vesting of shares of restricted stock. Additional details regarding the Deferred Compensation Plan are provided below under the “Nonqualified Deferred Compensation Plan” table.

Each of the retirement plans described above is intended to reward the eligible executives for their contributions to the success of the Corporation based on a variety of measures. By rewarding valuable contributions by the named executive officers, the Compensation Committee believes it is better able to achieve the objective of attracting and retaining highly-talented individuals to fill key positions.

Impact of Accounting and Tax Treatments

Section 162(m) of the Code prohibits publicly held companies, such as the Corporation, from deducting certain compensation to any one named executive officer in excess of $1,000,000 during the tax year. However, to the extent that compensation based on the attainment of performance goals set by the Compensation Committee pursuant to plans approved by the Corporation’s shareholders is not included for purposes of arriving at the $1,000,000 limitation. In connection with its participation in the Capital Purchase Program, the Corporation has agreed to be subject to Section 162(m)(5) of the Code, which reduces the annual Section 162(m) tax deduction limit for remuneration paid to the SEOs during any taxable year from $1,000,000 to $500,000 and eliminates the availability of the exception for performance-based compensation.

Historically, tax deductibility under the Code has been one of the many factors the Compensation Committee has considered in making executive compensation decisions. The Compensation Committee believes that it would not be in the best interests of the Corporation or its shareholders to permit these arbitrary tax provisions to distort the effective development and execution of the Corporation’s compensation program, potentially preventing the Compensation Committee from achieving the objectives of the program. As a result of the prohibitions on incentive compensation under ARRA and the Interim Rule, the Compensation Committee believes that it would be practically impossible to provide for tax deductibility of all named executive officer compensation under Section 162(m) while still attempting to fulfill the objectives of the Corporation’s executive compensation program. Therefore, the Compensation Committee has and will continue to exercise discretion in those instances in which it believes mechanistic approaches necessary to satisfy tax law considerations could compromise the interests of the Corporation’s shareholders and the objectives of the executive compensation program. In addition, because of the uncertainties associated with the application and interpretation of Section 162(m) and the related guidance, there can be no assurance that compensation intended to satisfy the requirements for deductibility will in fact be deductible.

Section 409A of the Code contains restrictions on funding, distributions and elections associated with nonqualified deferred compensation arrangements, and imposes substantial penalties on nonqualified deferred compensation that does not meet its requirements. Where applicable, the Compensation Committee has attempted to structure the Corporation’s executive compensation program to comply with the distribution, timing and other requirements of Section 409A in an effort to prevent certain elements of executive compensation from resulting in substantial tax liability for the named executive officers pursuant to Section 409A.

COMPENSATION AND HUMAN RESOURCES COMMITTEE REPORT

Review of Compensation Discussion and Analysis

The Compensation Committee of the Board of Directors of Marshall & Ilsley Corporation has reviewed with management the Corporation’s 2011 Compensation Discussion and Analysis. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included herewith.

Compensation Risk Analysis

As a participant in the Capital Purchase Program, the Compensation Committee and senior risk officers of the Corporation are required under U.S. Treasury regulations to regularly assess and evaluate the Corporation’s compensation arrangements for SEOs and employees and the extent to which those arrangements provide incentive for unnecessary or excessive risk taking on the part of the participants. The Corporation is further required under the Interim Final Rule to provide certain disclosures with respect to these assessments and evaluations, including how any such risks have been limited, as set forth below.

SEO Compensation Arrangements

In accordance with the requirements of EESA, the Compensation Committee met with the Corporation’s Chief Risk Officer and discussed, among other things, the process by which the Chief Risk Officer had analyzed the risks associated with the Corporation’s executive compensation program. This process included a review of the program and discussions with senior Human Resources personnel of the Corporation and review of a letter provided by Hewitt Associates regarding its analysis of the SEO plans. In addition, the Compensation Committee reviewed with the Chief Risk Officer the structure of the Corporation’s overall executive compensation program, including all of the Corporation’s SEO compensation arrangements.

As discussed above under “Executive Compensation—Compensation Discussion and Analysis,” the ARRA and the Interim Final Rule prohibited bonuses and incentive-based compensation for executive officers, resulting in the modification of the Corporation’s executive compensation program to include only cash salary, stock salary and long-term restricted stock. Under this new program, a significant portion of executive compensation is fixed rather than performance-based. Specifically, two-thirds of the current SEO compensation packages are in the form of fixed pay, and the remaining one-third is in the form of restricted stock, which is designed to encourage less risk than cash or equity incentive programs. The transfer restrictions on the stock salary paid to the SEOs provide additional mitigation unnecessary and excessive risk taking. In addition to these components, the significant balances held by participants in the Corporation’s executive deferred compensation programs, including the SEOs, have the effect of encouraging them to view their total compensation packages from a long-term perspective, further mitigating against excessive risk taking to improve performance for a specific performance incentive period. Based on its analysis of these and other factors, the Compensation Committee determined that the Corporation’s executive compensation program does not encourage the SEOs to take unnecessary and excessive risks that threaten the value of the Corporation, and that no changes to the program were required for this purpose.

Initial Risk Assessment

In response to the requirements of EESA, in the fourth quarter of 2009, an enterprise-wide incentive compensation plan risk assessment was conducted by Rick Management with the assistance of the Corporation’s Incentive Review Committee (comprised of members from the Human Resources, Risk Management, Wealth Management and Corporate Analytics departments). The initial assessment process consisted of an inventory of all known incentive compensation plans, identification of risk factors within those plans and related business units, incentive plan scoping to determine the rigor of the assessment procedures, and development and execution of applicable risk assessment procedures for all incentive plans. Based on the factors described in the Proxy Statement for the Corporation’s 2010 annual shareholders’ meeting, the initial risk assessment concluded that there were no pervasive circumstances that created or encouraged risks threatening the value of the Corporation, encouraged earnings manipulation or focused solely on short-term value creation. The results of the assessment were used as a benchmark to continue to enhance the management and governance of the employee incentive plans as identified in the process.

Continuing Risk Assessments

EESA and the Interim Final Rule requires the compensation plan risk assessment process to take place at least every six months. The June 2010 risk assessment included a qualitative analysis of 2010 plan documents and, because 2010 incentive payouts were not yet complete, an analysis of incentive plan participants and payouts from 2009. Risk Management conducted an exercise to identify potential high risk compensation plans and selected a sample of other plans to include in the assessment. Where necessary, the assessment also included inquiries with senior management, business unit management and/or the plan administrator and a detailed review of the plan document, including the each plan’s design, features and metrics, plan monitoring and administration and an analysis of the financial impact of monetary awards under the plan. The June 2010 risk assessment also included a review of progress made with respect to the various recommendations resulting from the initial assessment.

The December 2010 risk assessment also included a comprehensive compensation plan inventory, evaluation of prior assessment results, identification of risk factors within the compensation plans and related business units, and development and execution of applicable risk assessment procedures for all plans. The assessment also included a scoping exercise, which resulted in the evaluation of compensation plans using either a comprehensive or limited scope assessment, depending on the risk potential inherent in the plans. For plans included in the assessment, the incentive plan sponsor or applicable business unit manager completed a Compensation Risk Assessment Questionnaire. The Questionnaire was used for the first time in this period’s risk assessment in order to better understand the responsibilities of and the risks inherent in the positions held by the participants in a given incentive plan. Similar to the June 2010 risk assessment, the December 2010 comprehensive assessment also included inquiries with senior management, business unit management and/or the plan administrator and a detailed review of the plan document, including the each plan’s design, features and metrics, plan monitoring and administration, an analysis of the financial impact of monetary awards under the plan, and an analysis of employee responsibilities, associated risks and performance evaluation criteria under the plans. Other plans received a limited scope assessment of relevant plan features.

Observations

Based on the continuing risk assessments, Risk Management noted a number of observations. The group noted most plan risk factors scores, as determined by Risk Management, had remained relatively stable since the initial assessment, although some changes were noted based on changes in payout materiality over the prior assessment period. In addition, plan administration practices were found to be acceptable, although consideration of more centralized administration was ongoing. Risk Management also observed that participant job responsibilities and performance categories used to calculate incentives under the plans were generally aligned with the employee performance they were designed to incentivize, and the plans generally contained payout provisions, such as recoupment features and management discretion, aligned with the intended short- or long-term risk horizon. Several opportunities for enhanced or additional plan features, such as additional plan qualifiers, were noted, though Risk Management did not observe any circumstances requiring immediate action. They further noted that overall plan documentation had continued to improve since the initial assessment, and additional work was underway to implement additional risk mitigation features in certain plans.

Conclusions

Based upon their observations in both the June 2010 and December 2010 incentive compensation risk assessments, Risk Management concluded that, while there continue to be opportunities to enhance the design and administration of certain of the Corporation’s incentive compensation plans, there were no pervasive circumstances found that create or encourage risks threatening the value of the Corporation or encourage earnings manipulation, or focus solely on short-term value creation.

Certification

The Compensation Committee certifies that:

(1)	It has reviewed with senior risk officers of the Corporation the Corporation’s SEO compensation plans and has made all reasonable efforts to ensure that these plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value of the Corporation;

(2)	It has reviewed with senior risk officers of the Corporation the Corporation’s employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Corporation; and

(3)	It has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Corporation to enhance the compensation of any employee.

The Compensation and Human Resources Committee:

Mr. Wardeberg, Chairman

Mr. O’Toole

Mr. Shiely

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Total ($)(4)	Total ($)

Mark F. Furlong Chairman, President and Chief Executive Officer	2010	875,000	0	3,624,997	0	0	569,607	24,432	5,094,036
	2009	875,000	0	437,496	0	0	332,734	26,752	1,671,982
	2008	875,000	0	537,875	1,784,672	0	77,442	174,766	3,449,755

Thomas R. Ellis Executive Vice President and President—M&I Marshall & Ilsley Bank	2010	510,000	0	1,364,999	0	0	51,937	31,895	1,958,831
	2009	415,000	0	207,499	0	0	57,988	38,310	718,797

Kenneth Krei Senior Vice President, Chairman, President and Chief Executive Officer, M&I Trust Company	2010	480,000	0	1,319,995	0	0	7,127	34,599	1,841,721
	2009	415,000	0	207,499	0	0	5,795	38,028	666,322
	2008	415,000	0	135,658	449,952	0	0	62,131	1,062,741

Gregory A. Smith Senior Vice President and Chief Financial Officer	2010	480,000	0	1,319,995	0	0	10,143	32,674	1,842,812
	2009	480,000	0	239,996	0	0	11,284	959,379	1,690,659
	2008	480,000	0	143,495	476,096	0	5,755	157,485	1,262,831

Randall J. Erickson Senior Vice President, Chief Administrative Officer and General Counsel	2010	480,000	0	1,319,995	0	0	10,980	30,099	1,841,074
	2009	400,000	0	199,997	0	0	17,431	47,535	664,963
	2008	400,000	0	38,684	267,788	0	9,250	54,082	769,804

(1)	Salary adjustments for the Corporation’s executive officers are generally effective on January 1 of each year.
(2)	Stock awards are comprised of both stock salary and annual restricted stock awards. The breakdown of stock salary and annual restricted stock awards is as follows:

	Stock Salary	Restricted Stock	Total
Mark Furlong	$2,125,000	$1,499,997	$3,624,997
Thomas Ellis	$740,000	$624,999	$1,364,999
Kenneth Krei	$720,000	$599,995	$1,319,995
Gregory Smith	$720,000	$599,995	$1,319,995
Randall Erickson	$720,000	$599,995	$1,319,995

Amounts shown with respect to restricted stock represents aggregate grant date fair value of restricted stock awards, computed in accordance with FASB ASC Topic 718.

(3)	The amount shown for Mr. Furlong for 2010 represents a change in present value of his account balance under the Supplemental Retirement Benefit Agreement of $534,963. Amounts shown for 2010 also include the following above-market amounts accrued by the Corporation on account balances under the Supplemental Retirement Benefit Plan and the Executive Deferred Compensation Plan for 2010 (using crediting rates under the plans that are indexed to either the Moody’s “A” Long-Term Corporate Bond Rate or the S&P 500 Index, based upon the participant’s election) over the amounts determined to pursuant to SEC rules: Mr. Furlong—$34,644; Mr. Ellis—$51,937; Mr. Krei—$7,127; Mr. Smith—$10,143; and Mr. Erickson—$10,980.

(4)	Amounts include contributions by the Corporation of $12,250 to each of the named executive officers. No employer contributions were made to the Executive Deferred Compensation Plan based on compensation paid or deferred during 2010. The Corporation provides perquisites to each of the named executive officers, including payment of club dues, personal financial planning and tax preparation services, relocation expenses and personal use of company cars. The aggregate values of the perquisites provided to the Corporation’s named executive officers in 2010 are as follows:

Mr. Furlong—$12,182; Mr. Ellis—$19,645; Mr. Krei—$22,349; Mr. Smith—$20,424; and Mr. Erickson—$17,849. None of the executive officers received perquisites in 2010 that exceeded $25,000 in value. In February 2009, the Compensation Committee determined to eliminate any personal use of company aircraft. However, executive officers and their immediate family members are permitted incidental personal use of company aircraft. Under this incidental use arrangement, these individuals are, on occasion, allowed to use otherwise unoccupied space on company aircraft for a flight that was otherwise scheduled for business purposes. The Corporation recognizes no incremental cost in connection with such use.

GRANTS OF PLAN-BASED AWARDS IN 2010

Name	Grant Date	Approval Date	All Other Stock Awards: # of Shares of Stock or Units (#) (1)(2)	Grant Date Fair Value of Stock and Option Awards ($) (3)

Mark F. Furlong	1/4/2010	12/29/2009	260,869	$1,499,997
	1/15/2010	12/29/2009	12,888	$88,541
	1/29/2010	12/29/2009	12,813	$88,538
	2/12/2010	12/29/2009	13,921	$88,538
	2/26/2010	12/29/2009	12,505	$88,535
	3/15/2010	12/29/2009	11,151	$88,539
	3/31/2010	12/29/2009	10,998	$88,534
	4/15/2010	12/29/2009	9,982	$88,540
	4/30/2010	12/29/2009	9,729	$88,534
	5/14/2010	12/29/2009	10,367	$88,534
	5/28/2010	12/29/2009	10,864	$88,542
	6/15/2010	12/29/2009	11,026	$88,539
	6/30/2010	12/29/2009	12,331	$88,537
	7/15/2010	12/29/2009	10,771	$88,538
	7/30/2010	12/29/2009	12,594	$88,536
	8/13/2010	12/29/2009	13,215	$88,541
	8/31/2010	12/29/2009	13,517	$88,536
	9/15/2010	12/29/2009	12,418	$88,540
	9/30/2010	12/29/2009	12,576	$88,535
	10/15/2010	12/29/2009	12,594	$88,536
	10/29/2010	12/29/2009	14,880	$88,536
	11/15/2010	12/29/2009	16,643	$88,541
	11/30/2010	12/29/2009	18,484	$88,538
	12/15/2010	12/29/2009	15,318	$88,538
	12/31/2010	12/29/2009	12,795	$88,541

Thomas R. Ellis	1/4/2010	12/29/2009	104,347	$599,995
	10/1/2010	9/21/2010	3,497	$25,004
	1/15/2010	12/29/2009	4,366	$29,994
	1/29/2010	12/29/2009	4,341	$29,996
	2/12/2010	12/29/2009	4,716	$29,994
	2/26/2010	12/29/2009	4,237	$29,998
	3/15/2010	12/29/2009	3,778	$29,997
	3/31/2010	12/29/2009	3,726	$29,994
	4/15/2010	12/29/2009	3,382	$29,998
	4/30/2010	12/29/2009	3,296	$29,994
	5/14/2010	12/29/2009	3,512	$29,992
	5/28/2010	12/29/2009	3,680	$29,992
	6/15/2010	12/29/2009	3,735	$29,992
	6/30/2010	12/29/2009	4,178	$29,998
	7/15/2010	12/29/2009	3,649	$29,995
	7/30/2010	12/29/2009	4,267	$29,997
	8/13/2010	12/29/2009	4,477	$29,996
	8/31/2010	12/29/2009	4,580	$29,999
	9/15/2010	12/29/2009	4,207	$29,996
	9/30/2010	12/29/2009	4,261	$29,997
	10/15/2010	12/29/2009	4,741	$33,329
	10/29/2010	12/29/2009	5,602	$33,332
	11/15/2010	12/29/2009	6,265	$33,330
	11/30/2010	12/29/2009	6,958	$33,329
	12/15/2010	12/29/2009	5,767	$33,333
	12/31/2010	12/29/2009	4,816	$33,327

Name	Grant Date	Approval Date	All Other Stock Awards: # of Shares of Stock or Units (#) (1)(2)	Grant Date Fair Value of Stock and Option Awards ($) (3)

Kenneth C. Krei	1/4/2010	12/29/2009	104,347	$599,995
	1/15/2010	12/29/2009	4,366	$29,994
	1/29/2010	12/29/2009	4,341	$29,996
	2/12/2010	12/29/2009	4,716	$29,994
	2/26/2010	12/29/2009	4,237	$29,998
	3/15/2010	12/29/2009	3,778	$29,997
	3/31/2010	12/29/2009	3,726	$29,994
	4/15/2010	12/29/2009	3,382	$29,998
	4/30/2010	12/29/2009	3,296	$29,994
	5/14/2010	12/29/2009	3,512	$29,992
	5/28/2010	12/29/2009	3,680	$29,992
	6/15/2010	12/29/2009	3,735	$29,992
	6/30/2010	12/29/2009	4,178	$29,998
	7/15/2010	12/29/2009	3,649	$29,995
	7/30/2010	12/29/2009	4,267	$29,997
	8/13/2010	12/29/2009	4,477	$29,996
	8/31/2010	12/29/2009	4,580	$29,999
	9/15/2010	12/29/2009	4,207	$29,996
	9/30/2010	12/29/2009	4,261	$29,997
	10/15/2010	12/29/2009	4,267	$29,997
	10/29/2010	12/29/2009	5,042	$30,000
	11/15/2010	12/29/2009	5,639	$29,999
	11/30/2010	12/29/2009	6,263	$30,000
	12/15/2010	12/29/2009	5,190	$29,998
	12/31/2010	12/29/2009	4,335	$29,998

Gregory A. Smith	1/4/2010	12/29/2009	104,347	$599,995
	1/15/2010	12/29/2009	4,366	$29,994
	1/29/2010	12/29/2009	4,341	$29,996
	2/12/2010	12/29/2009	4,716	$29,994
	2/26/2010	12/29/2009	4,237	$29,998
	3/15/2010	12/29/2009	3,778	$29,997
	3/31/2010	12/29/2009	3,726	$29,994
	4/15/2010	12/29/2009	3,382	$29,998
	4/30/2010	12/29/2009	3,296	$29,994
	5/14/2010	12/29/2009	3,512	$29,992
	5/28/2010	12/29/2009	3,680	$29,992
	6/15/2010	12/29/2009	3,735	$29,992
	6/30/2010	12/29/2009	4,178	$29,998
	7/15/2010	12/29/2009	3,649	$29,995
	7/30/2010	12/29/2009	4,267	$29,997
	8/13/2010	12/29/2009	4,477	$29,996
	8/31/2010	12/29/2009	4,580	$29,999
	9/15/2010	12/29/2009	4,207	$29,996
	9/30/2010	12/29/2009	4,261	$29,997
	10/15/2010	12/29/2009	4,267	$29,997
	10/29/2010	12/29/2009	5,042	$30,000
	11/15/2010	12/29/2009	5,639	$29,999
	11/30/2010	12/29/2009	6,263	$30,000
	12/15/2010	12/29/2009	5,190	$29,998
	12/31/2010	12/29/2009	4,335	$29,998

Name	Grant Date	Approval Date	All Other Stock Awards: # of Shares of Stock or Units (#) (1)(2)	Grant Date Fair Value of Stock and Option Awards ($) (3)

Randall J. Erickson	1/4/2010	12/29/2009	104,347	$599,995
	1/15/2010	12/29/2009	4,366	$29,994
	1/29/2010	12/29/2009	4,341	$29,996
	2/12/2010	12/29/2009	4,716	$29,994
	2/26/2010	12/29/2009	4,237	$29,998
	3/15/2010	12/29/2009	3,778	$29,997
	3/31/2010	12/29/2009	3,726	$29,994
	4/15/2010	12/29/2009	3,382	$29,998
	4/30/2010	12/29/2009	3,296	$29,994
	5/14/2010	12/29/2009	3,512	$29,992
	5/28/2010	12/29/2009	3,680	$29,992
	6/15/2010	12/29/2009	3,735	$29,992
	6/30/2010	12/29/2009	4,178	$29,998
	7/15/2010	12/29/2009	3,649	$29,995
	7/30/2010	12/29/2009	4,267	$29,997
	8/13/2010	12/29/2009	4,477	$29,996
	8/31/2010	12/29/2009	4,580	$29,999
	9/15/2010	12/29/2009	4,207	$29,996
	9/30/2010	12/29/2009	4,261	$29,997
	10/15/2010	12/29/2009	4,267	$29,997
	10/29/2010	12/29/2009	5,042	$30,000
	11/15/2010	12/29/2009	5,639	$29,999
	11/30/2010	12/29/2009	6,263	$30,000
	12/15/2010	12/29/2009	5,190	$29,998
	12/31/2010	12/29/2009	4,335	$29,998

(1)	Except as provided in the table, there were no grants of non-equity incentive plan or equity incentive plan awards to the named executive officers in 2010.
(2)	The grants shown for each named executive officer on January 4, 2010 and the grant shown for Mr. Ellis on October 1, 2010 represent shares of restricted stock. Restricted shares vest based on the schedules described in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End” table in this Item. All restricted shares will vest immediately upon the death of the employee. The Interim Final Rule prohibits acceleration of vesting for these shares upon a “triggering event” (which relates to a change of control of the Corporation) as long as the Corporation is a participant in the Capital Purchase Program. Participants are paid dividends with respect to their unvested restricted shares. All other grants shown represent stock salary payments, which are fully vested at the time of grant, subject to restrictions on transfer.
(3)	Represents aggregate grant date value computed in accordance with FASB ASC Topic 718.

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

	Option Awards				Stock Awards (1)
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Name	Exercisable	Unexercisable
Mark F. Furlong	160,344		$19.20	4/16/2011	381,373	(2)	$2,639,101
	106,896		$23.91	12/20/2011
	123,599		$21.37	10/25/2012
	92,733		$26.04	10/27/2013
	135,291		$31.39	10/27/2014
	135,291		$32.05	10/28/2015
	121,762		$35.98	10/30/2016
	225,484		$31.40	10/19/2017
	172,933	86,467	$18.66	10/29/2018
Thomas R. Ellis	28,060		$23.91	12/20/2011	151,298	(3)	$1,046,982
	33,405		$21.37	10/25/2012
	25,054		$26.04	10/27/2013
	35,075		$31.39	10/27/2014
	53,448		$32.05	10/28/2015
	53,448		$35.98	10/30/2016
	56,789		$31.40	10/19/2017
	43,600	21,800	$18.66	10/29/2018
Kenneth C. Krei	66,810		$22.89	6/30/2013	147,870	(4)	$1,023,260
	60,129		$31.39	10/27/2014
	60,129		$32.05	10/28/2015
	54,116		$35.98	10/30/2016
	56,789		$31.40	10/19/2017
	43,600	21,800	$18.66	10/29/2018
Gregory A. Smith	80,172		$33.46	6/19/2016	168,817	(5)	$1,168,214
	40,086		$35.98	10/30/2016
	60,129		$31.40	10/19/2017
	46,133	23,067	$18.66	10/29/2018
Randall J. Erickson	53,448		$23.23	5/31/2012	145,975	(6)	$1,010,147
	66,810		$21.37	10/25/2012
	50,108		$26.04	10/27/2013
	50,108		$31.39	10/27/2014
	50,108		$32.05	10/28/2015
	45,097		$35.98	10/30/2016
	50,108		$31.40	10/19/2017
	43,600	21,800	$18.66	10/29/2018

(1)	There were no share equivalents under the LTIP outstanding as of December 31, 2010.
(2)	Mr. Furlong’s restricted shares vest as follows: 3,375 shares on October 30, 2011; 3,000 shares on each of December 21, 2011, December 21, 2012 and December 21, 2013; 6,250 shares on each of October 19, 2011 and October 19, 2012; 1,328 shares on each of October 31, 2011 and October 31, 2012; 9,608 shares on each of October 29, 2011, October 29, 2012, and October 29, 2013; 64,149 shares on August 18, 2012; and 260,869 shares on January 4, 2013.
(3)	Mr. Ellis’s restricted shares vest as follows: 1,483 shares on October 30, 2011; 1,575 shares on each of October 19, 2011 and October 19, 2012; 563 shares on each of October 31, 2011 and October 31, 2012; 2,423 shares on each of October 29, 2011, October 9, 2012, and October 29, 2013; 30,425 shares on August 18, 2012; 104,347 shares on January 4, 2013; and 3,497 shares on October 1, 2013.
(4)	Mr. Krei’s restricted shares vest as follows: 1,500 shares on October 30, 2011; 1,575 shares on each of October 19, 2011 and October 19, 2012; 590 shares on each of October 31, 2011 and October 31, 2012; 2,423 shares on each of October 29, 2011, October 29, 2012, and October 29, 2013; 30,425 shares on August 18, 2012; and 104,347 shares on January 4, 2013.
(5)	Mr. Smith’s restricted shares vest as follows: 2,400 shares on each of June 19, 2011, June 19, 2012, and June 19, 2013; 3,178 shares on October 30, 2011; 4,740 shares on each of October 19, 2011and October 19, 2012; 867 shares on each of October 31, 2011 and October 31, 2012; 2,563 shares on each of October 29, 2011, October 29, 2012, and October 29, 2013; 35,190 shares on August 18, 2012; and 104,347 shares on January 4, 2013.
(6)	Mr. Erickson’s restricted shares vest as follows: 1,250 shares on October 30, 2011; 1,400 shares on each of October 19, 2011 and October 19, 2012; 491 shares on each of October 31, 2011 and October 31, 2012; 2,423 shares on each of October 29, 2011, October 29, 2012, and October 29, 2013; 29,325 shares on August 18, 2012; and 104,347 shares on January 4, 2013.

OPTION EXERCISES AND STOCK VESTED IN 2010

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Mark F. Furlong (1)	—	—	304,380	$2,124,906

Thomas R. Ellis (2)	—	—	106,537	$739,900

Kenneth C. Krei (3)	—	—	116,512	$888,901

Gregory A. Smith (4)	—	—	106,758	$730,409

Randall J. Erickson (5)	—	—	110,674	$813,427

(1)	Does not include 39,938 restricted stock units which vested during 2010, the receipt of which was deferred by Mr. Furlong under the Marshall & Ilsley Corporation Executive Deferred Compensation Plan described in the narrative following the “Nonqualified Deferred Compensation in Fiscal 2010” table in this Item. This includes restricted stock units of Fidelity National Information Services, Inc. (“FIS”) held by Mr. Furlong in connection with the separation of the Corporation and Metavante Technologies, Inc. (“Metavante”) in 2007, as FIS was the surviving corporation in the 2009 merger of Metavante and FIS. The value of such deferred restricted stock units as of the date of vesting was $508,770.
(2)	Does not include 11,272 restricted stock units which vested during 2010, the receipt of which was deferred by Mr. Ellis under the Marshall & Ilsley Corporation Executive Deferred Compensation Plan described in the narrative following the “Nonqualified Deferred Compensation in Fiscal 2010” table in this Item. This includes restricted stock units of FIS which Mr. Ellis received in connection with the separation of the Corporation and Metavante in 2007, as FIS was the surviving corporation in the 2009 merger of Metavante and FIS. FIS merged with Metavante during 2009. The value of such deferred restricted stock units as of the date of vesting was $142,462.
(3)	This includes restricted shares of FIS held by Mr. Krei in connection with the separation of the Corporation and Metavante in 2007, as FIS was the surviving corporation in the 2009 merger of Metavante and FIS.
(4)	Does not include 12,654 restricted stock units which vested during 2010, the receipt of which was deferred by Mr. Smith under the Marshall & Ilsley Corporation Executive Deferred Compensation Plan described in the narrative following the “Nonqualified Deferred Compensation in Fiscal 2010” table in this Item. This includes restricted stock units of FIS which Mr. Smith received in connection with the separation of the Corporation and Metavante in 2007, as FIS was the surviving corporation in the 2009 merger of Metavante and FIS. FIS merged with Metavante during 2009. The value of such deferred restricted stock units as of the date of vesting was $114,660.
(5)	Does not include 4,556 restricted stock units which vested during 2010, the receipt of which was deferred by Mr. Erickson under the Marshall & Ilsley Corporation Executive Deferred Compensation Plan described in the narrative following the “Nonqualified Deferred Compensation in Fiscal 2010” table in this Item. This includes restricted stock units of FIS which Mr. Erickson received in connection with the separation of the Corporation and Metavante in 2007, as FIS was the surviving corporation in the 2009 merger of Metavante and FIS. FIS merged with Metavante during 2009. The value of such deferred restricted stock units as of the date of vesting was $58,839.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#) (2)	Present Value of Accumulated Benefit ($) (3)	Payments During Last Fiscal Year ($)

Mark F. Furlong	Supplemental Retirement Benefit Agreement (1)	—	$2,962,316	$0

(1)	The Corporation has agreed to provide Mr. Furlong with a supplemental retirement benefit (the “SERP Agreement”). The purpose of the SERP Agreement is to provide an annual retirement benefit such that the sum of the benefits from the Corporation’s contributions into its qualified and non-qualified retirement programs, Social Security and the SERP Agreement equals 55% of the sum of Mr. Furlong’s highest average salary and annual short-term incentive compensation for any five of his last ten years of employment. The benefits under the SERP Agreement will begin vesting at age 55, and will be fully vested at age 62. If Mr. Furlong’s employment terminates prior to his attaining age 55 other than by reason of death or disability or in connection with a change of control of the Corporation, he will receive no benefits under the SERP Agreement. The total benefit under the SERP Agreement will be adjusted in the event of death or disability before age 62, and can be paid for life with a 120-month certain pay-out or on a joint and survivor basis at Mr. Furlong’s option. The payout option elected may also affect the amount of the annual benefit. Mr. Furlong’s estimated monthly retirement benefit beginning at age 65 is $43,957, determined based on the five year average compensation earned through December 31, 2010 and the actuarial and interest rate assumptions described herein. During the period in which the Corporation is a participant in the Capital Purchase Program, the vesting of the benefits under the SERP Agreement will not accelerate upon a change of control.
(2)	Benefits under the SERP Agreement are not based on years of credited service.
(3)	The present value of accumulated benefits under the Nonqualified Plan and the SERP Agreement were determined assuming a discount rate of 6% and mortality rates that were based on the Retired Pensioner 2000 Mortality Male Table (Combined Healthy, with White Collar Adjustment, Projected to 2010 with Scale AA without phase-out), and were based on compensation earned through December 31, 2010.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($) (1)	Aggregate Earnings in Last FY ($) (2)	Aggregate Withdrawals/ Distributions ($)		Aggregate Balance at Last FYE ($) (3)

Mark F. Furlong	$0	$0	$600,809	$0		$5,265,682
Thomas R. Ellis	$0	$0	$360,963	$0		$4,885,616
Kenneth C. Krei	$0	$0	$18,118	$0		$273,259
Gregory A. Smith	$0	$0	$153,329	$0		$1,385,899
Randall J. Erickson	$0	$0	$141,663	$602,700	(4)	$909,805

(1)	All executive contributions and contributions by the Corporation have been reported in the Summary Compensation Table in either current or prior years, to the extent individuals were named executive officers in previous years. Mr. Ellis was not a named executive officer prior to 2009, Mr. Krei was not a named executive officer prior to 2007, and Mr. Erickson was not a named executive officer in 2009.
(2)	Executives who elect to defer base salary or non-equity incentive payments or who receive employer contributions under the Deferred Compensation Plan as described below, may choose from three investment options: a fixed rate option equal to the Moody’s “A” Long-Term Corporate Bond Rate for the month of September of the previous year; an equity option equal to the total return of the S&P 500 Index; and the Corporation’s common stock. The Moody’s rate for 2010 was 5.56%, and the individual earnings for the Moody’s investment were as follows: Mr. Furlong—$145,852; Mr. Ellis—$218,654; Mr. Krei—$13,293; Mr. Smith—$42,701 and Mr. Erickson—$54,639. Individual earnings based on the return of the S&P 500 Index were as follows: Mr. Krei—$4,825. To the extent an executive elects to defer the receipt of restricted shares, the sole investment choice is Corporation common stock for any new deferrals. In connection with the Metavante separation which occurred in October 2007, the outstanding deferred restricted stock units were converted into restricted share units of both the Corporation and Metavante. Metavante merged with FIS during 2009. Participants may not direct any additional funds into the FIS stock account. The individual earnings based on the return of Corporation stock were as follows: Mr. Furlong—$237,339; Mr. Ellis—$72,793; Mr. Smith—$72,425; and Mr. Erickson—$42,679. The individual earnings based on the return of FIS stock were as follows: Mr. Furlong—$217,618; Mr. Ellis—$69,516; Mr. Smith—$38,203; and Mr. Erickson—$44,345.
(3)	Amounts in this column reflect deferrals and earnings under the Corporation’s deferred compensation plans, beginning in 1997 and through December 31, 2010. Disclosure of aggregate earnings under nonqualified deferred compensation plans was not previously required. Therefore, the following amounts have not been reported in the Summary Compensation Table in either the current or prior years: Mr. Furlong—($1,774,998); Mr. Ellis—$4,885,615; Mr. Krei—$212,641; Mr. Smith—($525,441); and Mr. Erickson—$1,791,475. With the exception of Mr. Ellis, Mr. Krei and Mr. Erickson, who were not executive officers since the inception of these plans, these amounts represent the aggregate earnings under the plans.
(4)	Represents amount withdrawn pursuant to a qualified domestic relations order.

The 2005 Marshall & Ilsley Corporation Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) provides selected key employees of the Corporation, including the named executive officers, with the ability to defer up to 80% of base salary and 100% of bonus. Those employees electing to participate have three investment options for amounts deferred: a fixed rate option equal to the Moody’s “A” Long-Term Corporate Bond Rate for the month of September of the previous year and an equity option equal to the total return of the S&P 500 Index, and the Corporation’s common stock. The percentage allocated to any investment option may not be less than 10% and elections may be changed quarterly. Participants may elect to invest balances held in the fixed rate option or in FIS common stock to the Corporation’s common stock, but not vise versa. The Deferred Compensation Plan also allows participants to defer the receipt of restricted shares and shares issued upon the exercise of stock options. However, participants are not entitled to defer shares issued upon exercise of stock options until such time as the administrator of the Deferred Compensation Plan determines that such a deferral is permissible under Section 409A of the Code. Amounts deferred are distributable upon termination of employment at the election of the participant.

The distribution election choices under the Deferred Compensation Plan range from lump sum distribution to a pay-out over 15 years if a participant’s employment terminates on or after age 55, other than because of death or disability, with at least 10 years of service. For future plan year deferrals, distribution election choices may change, but only those distribution methods permitted under Section 409A of the Code will be allowed. Amounts deferred and investment returns on the deferred amounts are held in the Marshall & Ilsley Corporation Deferred Compensation Trust II (the “Trust”) of which M&I Trust Company is the trustee. In addition to participant-directed deferrals, the applicable compensation plans require deferrals of any amount necessary to ensure the deductibility of compensation paid to a named executive officer under federal income tax law, with the exception of limitations imposed under Section 162(m)(5), the compensation deduction limitation imposed on TARP recipients. Participants in the Deferred Compensation Plan are also eligible to receive an employer contribution equal to the amount that would have been allocated to such participant’s account under the M&I Retirement Growth Plan absent statutory limitations on compensation. However, such contributions are considered bonuses under the ARRA and the Interim Final Rule and, as a result, are prohibited for as long as the Corporation is a participant in the Capital Purchase Program and the prohibition remains in place. When permitted, these contributions are credited to an account which vests after an employee has five years of “vesting service” (as defined in the Corporation’s Retirement Growth Plan). Participants have the same investment and pay-out elections with respect to these accounts as with other accounts in the Deferred Compensation Plan, and amounts credited are held in the Trust. To the extent participants do not receive matching amounts under the Corporation’s qualified retirement plan due to deferrals that reduce their taxable compensation below the qualified plan limits, participants receive a makeup matching amount under the Deferred Compensation Plan.

POTENTIAL PAYMENTS UPON

TERMINATION OR CHANGE OF CONTROL

Termination Payments. The Corporation does not have employment agreements with any of its named executive officers, nor does it currently intend to enter into any such agreements. Likewise, the Corporation does not have a written policy regarding the payments and benefits that named executive officers may be eligible for upon termination by the Corporation without cause or upon a termination that is mutually agreed upon by the Corporation and the executive. While the Corporation has in the past, under certain circumstances, agreed to make certain payments to named executive officers upon their mutually agreed upon termination of employment, such payments are prohibited under the ARRA and the Interim Final Rule. As a result, no such payments would have been made under any circumstance if any current named executive officer had terminated employment with the Corporation on December 31, 2010.

Stock Option and Restricted Stock Plans. Under the Corporation’s 1997, 2000 and 2003 Executive Stock Option and Restricted Stock Plans and the 2006, 2009 and 2010 Equity Incentive Plans (the “Plans”), in the event of a change of control of the Corporation (as defined in the Plans), all outstanding stock options and restricted shares become fully vested. In the event of normal retirement (defined as age 65) or early retirement (generally defined as age 55 with at least 10 years of service), the Compensation Committee’s past practice has been to accelerate the vesting of any outstanding restricted shares as of the date of such retirement. Such accelerations of vesting in the event of a change of control or retirement are prohibited under the ARRA and the Interim Final Rule.

In the event of death, all outstanding stock options and restricted shares become fully vested. In the event of disability, the period of disability is treated as continuing employment for purposes of the Plans. In connection with the separation of the Corporation and Metavante Corporation in November 2007, all outstanding restricted shares were converted into restricted shares of both the Corporation and Metavante. Following the merger of Metavante with and into FIS, restricted shares of Metavante were converted to restricted shares of FIS. However, the terms of the Plans continue to apply. The value of the accelerated vesting of unvested options and restricted shares (including FIS restricted shares) had the death of a named executive officer occurred on December 31, 2010 (based on a year-end stock price of $6.92 for the Corporation and a year-end stock price of $27.39 for FIS) would have been as follows: Mr. Furlong—$2,978,381; Mr. Ellis—$1,117,922; Mr. Krei—$1,095,104; Mr. Smith—$1,278,321; and Mr. Erickson—$1,072,131.

Long-Term Incentive Plan. The ARRA and the Interim Final Rule prohibit payouts under the LTIP, except to the extent that amounts were accrued prior to June 15, 2009. Under the LTIP, in the event of a change of control of the Corporation (as defined in the LTIP), participants are entitled to a payout of any outstanding units based on the attainment of the performance criteria on the date the change of control occurs, unless the Compensation Committee provides otherwise at the time an award is made. In the event of normal retirement (defined as age 65), executives participate in the LTIP as to performance units already awarded for the duration of the performance period. Likewise, in the event of early retirement (generally defined as age 55 with at least 10 years of service), the Compensation Committee’s past practice has been to allow executives to participate in the LTIP as to performance units already awarded for the duration of the performance period. In the event of death, the executive’s beneficiary may continue to participate in the LTIP as to the performance units already awarded until the close of the calendar year in which the executive dies, unless the Compensation Committee provides otherwise at the time an award is made. If the Compensation Committee determines that the relevant performance criteria have been met as of the close of the calendar year, the executive’s beneficiary would receive a prorated award of the outstanding units. In the event of disability, the period of disability is treated as continuing employment for purposes of the LTIP.

None of the named executive officers had any outstanding LTIP awards as of December 31, 2010.

Change of Control Agreements and Related Matters. The Corporation has entered into a Change of Control Agreement (collectively, the “Change of Control Agreements”) with each of the named executive officers. Under the Interim Final Rule, the Corporation is required to prohibit any golden parachute payments to the named executive officers, which include any payment for departure from the Corporation for any reason, or any payment due to a change in control of the Corporation, except for payments for services or benefits accrued. The prohibition also includes the acceleration of vesting due to the departure or the change in control event, as applicable. Under the Omnibus Amendment Agreements entered into between the Corporation and each of the named executive officers, the potential benefits under the named executive officer change of control agreements are subject to reductions as necessary to be in compliance with the provisions of the Capital Purchase Program and related legislation, including the Interim Final Rule. As a result, then named executive officers would not have been entitled to any payments under the Change of Control Agreements had they been terminated as of December 31, 2010 following a change of control of the Corporation.

The Change of Control Agreements with the named executive officers are substantially identical and have terms of three years (except with respect to Mr. Ellis, whose Change of Control Agreement has a term of two years). Absent the prohibitions described above, the Change of Control Agreements guarantee the named executive officers specified payments and benefits upon a termination of employment as a result of a change of control of the Corporation. If a change of control occurs, the contract becomes effective and continues for the relevant term. The employment term renews on a daily basis until the Corporation gives notice to terminate the daily renewal. The Change of Control Agreements provide for specified benefits after a change of control if the named executive officer voluntarily terminates for “good reason” or is involuntarily terminated other than for “cause” (as such terms are defined in the Change of Control Agreements). In addition, each of Messrs. Furlong’s, Krei’s, Smith’s, and Erickson’s Change of Control Agreements provide that at the end of six months after a change of control, the named executive officer may terminate employment for any reason and is entitled to receive full benefits.

In the event of a termination of employment as a result of his death, each named executive officer’s beneficiary is entitled to six months of base salary. No additional benefits are guaranteed upon a named executive officer’s disability or termination of employment by the Corporation for cause.

Supplemental Retirement Benefit. If a change of control had occurred on December 31, 2010, 60% of the benefits under Mr. Furlong’s SERP Agreement would have been vested. An additional 4% of the benefits will vest for each subsequent year. While the SERP Agreement provides that the benefits under the SERP will be fully vested in the event of a change of control after Mr. Furlong attains age 55, any such acceleration of vesting is prohibited under the ARRA and the Interim Final Rule. The terms of the SERP Agreement are described in more detail in footnote 1 to the Pension Benefits table set forth above.

Subsequent Event. In connection with the pending merger of the Corporation with BMO, BMO, which is not a participant in the Capital Purchase Program, has agreed to make certain payments to the named executive officers following completion of the merger in full settlement of the severance obligations under the change of control agreements. These payments are further described in the Registration Statement on Form F-4 filed with the SEC by BMO and the definitive Proxy Statement on Schedule 14A filed with the SEC by the Corporation in connection with the pending merger.

DIRECTOR COMPENSATION FOR 2010

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1) (2)	All Other Compensation ($)	Total ($)

Andrew N. Baur (3)	$13,000				$13,000

Jon F. Chait	$75,000	$12,258	$7,300		$94,558

John W. Daniels, Jr.	$89,500	$12,258	$7,300		$109,058

Ted D. Kellner	$61,000	$12,258	$7,300		$80,558

Dennis J. Kuester (4)	$207,000	$12,258	$7,300	$58,958	$285,516

David J. Lubar	$55,500	$12,258	$7,300		$75,058

Katharine C. Lyall	$61,500	$12,258	$7,300		$81,058

John A. Mellowes	$51,000	$12,258	$7,300		$70,558

San W. Orr, Jr.	$93,500	$12,258	$7,300		$113,058

Robert J. O’Toole	$76,500	$12,258	$7,300		$96,058

Peter M. Platten, III	$75,500	$12,258	$7,300		$95,058

John S. Shiely	$72,000	$12,258	$7,300		$91,558

George E. Wardeberg	$77,500	$12,258	$7,300		$97,058

James B. Wigdale (6)	$70,500	$12,258	$7,300	$26,371	$116,429

(1)	Represents aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	Directors who were elected at the 2010 Annual Meeting of Shareholders received stock options in 2010. Total stock options held as of December 31, 2010 by individuals who served as directors of the Corporation during 2010 were as follows: Mr. Baur—24,043; Mr. Chait—32,723; Mr. Daniels—26,043; Mr. Kellner—34,064; Mr. Kuester—1,463,881; Mr. Lubar—12,681; Ms. Lyall—44,086; Mr. Mellowes—46,086; Mr. Orr—52,767; Mr. O’Toole—46,086; Mr. Platten—44,086; Mr. Shiely—46,086; Mr. Wardeberg—52,767; and Mr. Wigdale—805,723.
(3)	Mr. Baur did not stand for re-election at the Corporation’s 2010 Annual Meeting of Shareholders.
(4)	All Other Compensation includes the benefits provided by the Corporation on behalf of Mr. Kuester under his transition and consulting agreement with the Corporation, which is described in detail under the heading “Loans and Other Transactions with the Corporation” in this Item.
(5)	All Other Compensation includes the benefits provided by the Corporation on behalf of Mr. Wigdale under his consulting agreement with the Corporation, which is described in detail under the heading “Loans and Other Transactions with the Corporation” in this Item.

For 2010, each non-employee director of the Corporation was paid a Board retainer fee of $30,000. Also for 2010, the chair of the Audit Committee was paid an additional retainer fee of $15,000, and the chairs of the Compensation, Nominating, Retirement Investment and Risk Management Committees were each paid an additional retainer fee of $10,000.

In addition, non-employee directors receive a fee of $1,500 for each Board meeting and each committee meeting they attend. The director appointed to act as presiding director at the non-management executive sessions of the Board is paid $5,000 per year to act in such capacity. The Corporation has established a deferred compensation plan for its directors. Under such plan, all or part of the fees received by a director may be deferred at the election of the director. Amounts deferred may be allocated to one of two accounts as selected by the participating director: (i) the common stock account or (ii) a cash account, earning interest at a rate equal to that earned on U.S. Treasury Bills with maturities of 13 weeks. Payment of benefits from the common stock account is made in shares of common stock. The deferred compensation plan also allows directors to defer the receipt of shares issued upon the exercise of stock options, but only to the extent allowable under Section 409A of the Code. Deferred amounts are payable to a participating director at the election of the participating director. The election choices for 2010 plan year deferrals range from lump sum distribution after termination to five or ten annual installments after termination of service. Messrs. Chait, Daniels, Kellner, Lubar, Mellowes and O’Toole elected to defer compensation under the plan during 2010.

Non-employee directors of the Corporation who are also directors of subsidiaries of the Corporation receive compensation from those subsidiaries in varying amounts based on the applicable director compensation schedule. Directors of subsidiaries of the Corporation may also elect to defer compensation under the plan described above. In 2010, Messrs. Kuester, O’Toole, Wardeberg and Wigdale were non-employee directors of M&I Bank and Mr. Daniels was a director of M&I Community Development Corporation. In addition, it has been the practice of the Corporation that individuals who served as directors of M&I Bank prior to 1994 are elected Directors Emeritus of M&I Bank each year for a number of years equal to the length of time the individual served as director. Pursuant to this practice, such Directors Emeritus directors receive a fee equal to the retainer fee in effect for directors of M&I Bank at the time the individual retired from the M&I Bank board. Current directors of the Corporation who are eligible to become Directors Emeritus of M&I Bank include Messrs. Orr and Wigdale. Directors Emeritus do not attend meetings of the board of directors of M&I Bank or of the Corporation. No other directors of the Corporation will be eligible to receive compensation as Directors Emeritus of M&I Bank.

In 2010, each such director who was elected or re-elected as a director at the Annual Meeting received an option to purchase 2,000 shares of common stock at an exercise price per share equal to 100% of the fair market value (defined as the closing price) on the date the option is granted. The options will not be exercisable more than 10 years after the date of grant, and the options will terminate no later than three years after the participant ceases to be a director of the Corporation for any reason. Such options may be exercised at any time after they are granted. The exercise price of an option may, at the participant’s election, be paid in cash or previously owned shares of common stock or a combination thereof. In addition, in 2010, each such director received 1,350 restricted stock units.

Directors, their spouses and immediate family members are permitted incidental personal use of company aircraft. Under this incidental use arrangement, these individuals are, on occasion, allowed to use otherwise unoccupied space on company aircraft for a flight that was otherwise scheduled for business purposes.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an officer or employee of the Corporation or any of its subsidiaries and none of the Corporation’s executive officers has served on the compensation committee or board of directors of any company of which any of our other directors is an executive officer.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Equity Compensation Plan Table required under this Item is provided in Part II of this report.

Security Ownership of Certain Beneficial Owners

The table set forth below lists as of April 15, 2011 (unless otherwise indicated) information regarding the beneficial ownership of shares of Common Stock by each current director, each nominee for director, each named executive officer of the Corporation, each person believed by the Corporation to be a beneficial owner of more than 5% of the Common Stock, and all current directors and executive officers of the Corporation as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

FMR LLC and affiliates 82 Devonshire Street Boston, Massachusetts	30,685,982	(2)	5.8%
Jon F. Chait	180,497	(3)	*
John W. Daniels, Jr.	58,427	(4)	*
Thomas R. Ellis	747,138	(5)	*
Randall J. Erickson	742,891	(6)	*
Mark F. Furlong	2,079,042	(7)	*
Ted D. Kellner	501,246	(8)	*
Kenneth C. Krei	668,683	(9)	*
Dennis J. Kuester	1,937,893	(10)	*
David J. Lubar	653,447	(11)	*
Katharine C. Lyall	65,313	(12)	*
John A. Mellowes	94,907	(13)	*
San W. Orr, Jr.	920,732	(14)	*
Robert J. O’Toole	104,708	(15)	*
Peter M. Platten, III	299,588	(16)	*
John S. Shiely	65,398	(17)	*
Gregory A. Smith	590,699	(18)	*
George E. Wardeberg	66,716	(19)	*
James B. Wigdale	1,219,658	(20)	*

All current directors and executive officers of the Corporation as a group (33 persons) own 15,783,137 shares of Common Stock or 3.0% of the total Common Stock outstanding as of April 15, 2011. (21)

*	less than 1%
(1)	Except as indicated below, all shares shown in the table are owned with sole voting and investment power. Includes options transferred to the employee’s immediate family or trust or partnership for the benefit thereof.
(2)	This information is based on a Schedule 13G filed with the SEC on February 14, 2011. According to the Schedule 13G, Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC and a registered investment adviser, is the beneficial owner of 24,856,160 shares of common stock of the Corporation as a result of acting as investment adviser to various investment companies. Edward C. Johnson III and FMR LLC, through their control of Fidelity and the funds, each has sole power to dispose of the shares owned by the funds advised by Fidelity. Members of Mr. Johnson’s family, directly and through trusts, hold 49% of the voting power of FMR LLC. FMR LLC’s beneficial ownership includes 1,079 shares beneficially owned through its wholly-owned subsidiary, Strategic Advisers, Inc., which provides investment advisory services to individuals. Pyramis Global Advisors, LLC (“PGALLC”), an indirect wholly-owned subsidiary of FMR LLC, beneficially owns 5,645,490 shares of the Corporation’s common stock as a result of its services as investment adviser. Mr. Johnson and FMR LLC, through their control of PGALLC, have sole dispositive power and sole voting power over the shares of common stock beneficially owned by PGALLC. Pyramis Global Advisors Trust Company (“Pyramis”), a wholly-owned subsidiary of FMR LLC, is the beneficial owner of 183,253 shares of the Corporation’s common stock as a result of its services as an investment manager. Mr. Johnson and FMR LLC, through their control of Pyramis, each has sole dispositive power and sole voting power over the shares of common stock beneficially owned by Pyramis.
(3)	Includes 22,702 shares that could be acquired pursuant to the exercise of stock options within 60 days of April 15, 2011, 1,000 shares held by Mr. Chait’s IRA, 4,000 shares held by Mr. Chait’s spouse and 142,795 shares held in the Corporation’s deferred compensation plan for directors.

(4)	Includes 26,043 shares that could be acquired pursuant to the exercise of stock options within 60 days of April 15, 2011, 1,000 shares held by Mr. Daniels’s grandchild for which Mr. Daniels is custodian and 30,865 shares held in the Corporation’s deferred compensation plan for directors.
(5)	Includes 328,879 shares that could be acquired pursuant to the exercise of stock options within 60 days of April 15, 2011, 72,050 shares acquired as stock salary compensation, 31,618 shares held in the M&I Retirement Program and 48,556 shares held in the Corporation’s deferred compensation plan for executives.
(6)	Includes 409,387 shares that could be acquired pursuant to the exercise of stock options within 60 days of April 15, 2011, 68,597 shares acquired as stock salary compensation, 479 shares held in the M&I Retirement Program and 32,600 shares held in the Company’s deferred compensation plan for executives.
(7)	Includes 1,113,989 shares that could be acquired pursuant to the exercise of stock options within 60 days of April 15, 2011, 201,665 shares acquired as stock salary compensation, 16,694 shares held in the M&I Retirement Program, 12,500 shares held by Mr. Furlong’s IRA and 158,318 shares held in the Corporation’s deferred compensation plan for executives.
(8)	Includes 34,064 shares that could be acquired pursuant to the exercise of stock options within 60 days of April 15, 2011. Includes 49,998 shares held in trust for which Mr. Kellner exercises shared voting power, 127,200 shares as to which Mr. Kellner exercises sole voting power and 39,984 shares held in the Corporation’s deferred compensation plan for directors. Of the shares of common stock beneficially owned by Mr. Kellner, 250,000 are pledged as security.
(9)	Includes 341,573 shares that could be acquired pursuant to the exercise of stock options within 60 days of April 15, 2011, 68,267 shares acquired as stock salary compensation, 2,000 shares held by Mr. Krei’s IRA and 732 shares held in the M&I Retirement Program.
(10)	Includes 1,463,881 shares that could be acquired pursuant to the exercise of stock options within 60 days of April 15, 2011, 8,735 shares held in a donor-advised charitable foundation, 1,115 shares held by Mr. Kuester’s IRA, 1,135 held in Trust for Mr. Kuester’s grandchild and 4,179 shares held in the Corporation’s deferred compensation plan for directors.
(11)	Includes 12,681 shares that could be acquired pursuant to the exercise of stock options within 60 days of April 15, 2011, 29,561 shares held in the Corporation’s deferred compensation plan for directors, 10,000 shares held by Mr. Lubar’s family trust and 603,084 held in a general partnership in which Mr. Lubar exercises shared voting power.
(12)	Includes 44,086 shares that could be acquired pursuant to the exercise of stock options within 60 days of April 15, 2011 and 6,227 shares held in the Corporation’s deferred compensation plan for directors.
(13)	Includes 46,086 shares that could be acquired pursuant to the exercise of stock options within 60 days of April 15, 2011, 1,200 shares held in trust as to which Mr. Mellowes disclaims beneficial ownership, and 45,431 shares held in the Corporation’s deferred compensation plan for directors.
(14)	Includes 32,724 shares that could be acquired pursuant to the exercise of stock options within 60 days of April 15, 2011, 742,689 shares held by trusts for which Mr. Orr exercises shared voting and investment power and as to which Mr. Orr disclaims beneficial ownership, 100,698 shares held by Mr. Orr’s Trust and 44,621 shares held in the Corporation’s deferred compensation plan for directors.
(15)	Represents 46,086 shares that could be acquired pursuant to the exercise of stock options within 60 days of April 15, 2011 and 58,622 shares held in the Corporation’s deferred compensation plan for directors.
(16)	Includes 44,086 shares that could be acquired pursuant to the exercise of stock options within 60 days of April 15, 2011, 64,893 shares held by Mr. Platten’s family as to which he disclaims beneficial ownership, 99,002 shares held by Mr. Platten’s IRA and 3,977 held in the Corporation’s deferred compensation plan for directors. Of the shares of Common Stock beneficially owned by Mr. Platten, 70,000 shares are pledged as security.
(17)	Includes 46,086 shares that could be acquired pursuant to the exercise of stock options within 60 days of April 15, 2011 and 5,313 shares held in the Corporation’s deferred compensation plan for directors.

(18)	Includes 226,520 shares that could be acquired pursuant to the exercise of stock options within 60 days of April 15, 2011, 68,267 shares acquired as stock salary compensation and 48,311 shares held in the Corporation’s deferred compensation plan for executives.
(19)	Represents 32,724 shares that could be acquired pursuant to the exercise of stock options within 60 days of April 15, 2011, 10,000 shares held by Mr. Wardeberg’s Trust and 23,992 shares held in the Corporation’s deferred compensation plan for directors.
(20)	Includes 805,723 shares that could be acquired pursuant to the exercise of stock options within 60 days of April 15, 2011, 171,921 shares held by Mr. Wigdale’s family as to which he disclaims beneficial ownership and 3,664 shares held in the Corporation’s deferred compensation plan for directors.
(21)	Includes 7,596,781 shares that could be acquired pursuant to the exercise of stock options within 60 days of April 15, 2011, 439,230 shares held in the Corporation’s deferred compensation plan for directors, 544,200 shares held in the Corporation’s deferred compensation plan for executives, 137,119 shares held in the M&I Retirement Program, 2,805,730 shares of restricted stock as to which the holders exercise sole voting power, and 803,943 shares acquired as stock salary compensation as to which the holders exercise sole voting power.

In addition to the ownership of Common Stock described above, as of April 15, 2011, each of Messrs. Ellis, Erickson, Krei, Kuester, Orr, Shiely, Smith and Wigdale beneficially owns a total of 28 shares of Series A Adjustable Rate Preferred Stock (the “REIT Preferred Stock”) of M&I Zion Investment II Corporation and M&I Marshall & Ilsley Investment II Corporation, two of the Corporation’s subsidiaries formed as real estate investment trusts (the “M&I REIT Subsidiaries”). Mr. Kuester’s wife also owns a total of 28 shares of REIT Preferred Stock of the M&I REIT Subsidiaries. Mr. Kuester disclaims beneficial ownership of these shares. Each such person owns less than 1% of the outstanding REIT Preferred Stock of each of the M&I REIT Subsidiaries. All current directors and executive officers as a group beneficially own a total of 476 shares of Preferred Stock of the M&I REIT Subsidiaries, representing 1.6% of the REIT Preferred Stock of each subsidiary. In addition, each of Messrs. Erickson and Furlong beneficially owns one share of preferred stock of SWB Investment II Corporation, which is also a subsidiary of the Corporation formed as a real estate investment trust. Mr. Furlong’s wife also owns one share of SWB Investment II Corporation. All current directors and executive officers as a group beneficially own a total of 12 shares of preferred stock of SWB Investment II Corporation, representing 1.3% of the preferred stock of such company.

On November 14, 2008, as part of the Capital Purchase Program (the “Capital Purchase Program”) offered by the United States Department of the Treasury (the “U.S. Treasury”), the Corporation entered into a Letter Agreement with the U.S. Treasury pursuant to which the Corporation agreed to sell 1,715,000 shares of Senior Preferred Stock to the U.S. Treasury, along with a warrant to purchase 13,815,789 shares of Common Stock (the “Warrant Shares”) at an initial exercise price of $18.62 per share. The U.S. Treasury currently owns all issued and outstanding Senior Preferred Stock of the Corporation. The “Security Ownership of Beneficial Owners” table above does not reflect the U.S. Treasury’s ownership of the Senior Preferred Stock because, subject to the terms of the Certificate of Designations of the Senior Preferred Stock, the Senior Preferred Stock is non-voting, except for class voting rights on matters that would adversely affect the rights of the holders of the Preferred Stock. The table does not reflect beneficial ownership by the U.S. Treasury of the Warrant Shares because, pursuant to the Letter Agreement, the U.S. Treasury does not have any voting rights with respect to the Warrant Shares.

In connection with the pending merger of the Corporation with, BMO has agreed to purchase the Senior Preferred Stock at par plus accrued interest, with full repayment to be made to the U.S. Treasury immediately prior to closing. The warrant held by the U.S. Treasury will also be purchased by BMO immediately prior to closing.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Loans and Other Transactions with the Corporation

Under its written charter, the Audit Committee of the Corporation’s Board of Directors is responsible for reviewing and approving all related party transactions that are material to the financial statements or that otherwise require disclosure to the Corporation’s shareholders, other than related party transactions that are approved by the full Board or by another committee of the Board. The Audit Committee is not responsible for approving transactions within the scope of Regulation O under the Federal Reserve Act.

Customers of the bank subsidiaries of the Corporation include directors and officers of the Corporation and their businesses, immediate families and associates. Since January 1, 2010, some of such persons and businesses have been indebted to the Corporation’s bank subsidiaries for loans made in the ordinary course of business. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender. In addition to loans, bank subsidiaries of the Corporation provide other banking services in the ordinary course of business to directors and executive officers and their firms, immediate families and associates.

On December 15, 2004, the Corporation entered into a consulting agreement with Mr. Wigdale. Under the consulting agreement, Mr. Wigdale agreed to consult with the executive officers and Board of Directors of the Corporation and its affiliates with respect to such matters as may be reasonably requested by the Corporation, and to continue to foster and maintain relationships with area businesses and community-based organizations on the Corporation’s behalf. The consulting agreement will remain in effect for as long as Mr. Wigdale continues to serve on the Board of Directors, unless it is sooner terminated by the mutual written consent of the parties or by Mr. Wigdale’s disability such that he is unable to perform his duties. Mr. Wigdale is not receiving any cash remuneration under the consulting agreement. As compensation for the services described above, Mr. Wigdale receives reimbursement for all reasonable travel and other expenses incurred in the performance of his duties under the consulting agreement; continued access to the Corporation’s facilities and services, with secretarial services and office space sufficient for Mr. Wigdale to perform his duties; a company car; access to company aircraft for Corporation business; club dues; and financial planning services. The maximum annual benefit provided by the Corporation on behalf of Mr. Wigdale is limited to $50,000, after which Mr. Wigdale must reimburse the Corporation for any excess amount.

On December 21, 2006, the Corporation entered into a transition and consulting agreement with Mr. Kuester relating to Mr. Kuester’s retirement as Chief Executive Officer on April 24, 2007. Under the transition and consulting agreement, Mr. Kuester continued to serve as Chairman of the Board and received salary at his then-current rate, and continued participation in other compensation and benefit programs until his retirement as an employee of the Corporation on January 1, 2008. Upon his retirement, Mr. Kuester became fully vested in any outstanding restricted shares or restricted share units that were not otherwise vested in accordance with their normal terms. The transition and consulting agreement further provides that Mr. Kuester will consult with the executive officers and the Board of Directors of the Corporation and its affiliates with respect to such matters as may be reasonably requested by the Corporation. In addition to his duties as Chairman of the Board, Mr. Kuester will maintain continued involvement with area businesses on the Corporation’s behalf, assist the Corporation with business development and retention, and participate in selected charitable organizations. The transition and consulting agreement will remain in effect for as long as Mr. Kuester continues to serve on the Board of Directors, unless it is sooner terminated by mutual written consent of the parties or by Mr. Kuester’s death or disability such that he is unable to perform his duties.

Under the transition and consulting agreement, Mr. Kuester was entitled to receive $20,833.33 per month for serving as non-executive Chairman of the Board. Pursuant to its authority under the agreement, in December 2008, the Compensation Committee reduced this amount by 25% to $15,625 per month as part of the Corporation’s expense reduction initiatives during the continuing economic downturn. Mr. Kuester receives reimbursement for all reasonable travel and other expenses incurred in the performance of his duties under the transition and consulting agreement; continued access to the Corporation’s facilities and services, with secretarial services and office space sufficient for Mr. Kuester to perform his duties; a company car; access to company aircraft for Corporation business; club dues; and financial planning services. As compensation for the consulting services to be provided by Mr. Kuester while he remains on the Corporation’s Board but is no longer Chairman of the Board, Mr. Kuester will receive the same benefits as described above, except that the maximum annual benefit provided by the Corporation on behalf of Mr. Kuester for his personal expenses will be limited to $100,000. Mr. Kuester will be required to reimburse the Corporation for any amounts in excess of these limits.

A son of Mr. Wigdale was employed by a subsidiary of the Corporation and each received compensation and benefits that exceeded $120,000 in 2010, but was not an executive officer of the Corporation. The compensation and benefits were established by the Corporation in accordance with its employment and compensation practices applicable to employees holding comparable positions. Messrs. Wigdale is not among the directors who have been determined by the Board of Directors to be independent under the New York Stock Exchange listing standards and the categorical independence standards adopted by the Board. In addition, during 2010, the Corporation retained Quarles & Brady, L.L.P., a law firm of which Mr. Daniels is Chairman and a Partner, to provide certain legal services to the Corporation and its subsidiaries.

Director Independence

The Board of Directors has determined that as of February 17, 2011, 9 of 14 (64%) of the directors of the Company were independent under the listing standards of the New York Stock Exchange (the “NYSE Standards”) and the categorical independence standards adopted by the Board. The independent directors as of such date are: Ms. Lyall and Messrs. Chait, Daniels, Mellowes, Orr, O’Toole, Platten, Shiely and Wardeberg.

In making independence determinations, the Board reviews information relating to all lending, banking and business relationships between the Company and its subsidiaries, on the one hand, and the director and any companies with which the director is affiliated, on the other hand. The Company’s categorical standards relate to relationships between such parties that will not, in and of themselves, cause a director to fail to be deemed independent. These relationships generally include lending and banking relationships in the ordinary course of business on prevailing terms for comparable transactions with non-affiliated persons, extensions of credit to any such director or company in compliance with applicable securities and banking laws and regulations, and other business relationships that would not cause the director not to be independent under the listing standards of the New York Stock Exchange. The complete text of the categorical standards is available on the Company’s website www.micorp.com. Information contained on any of the Company’s web sites is not deemed to be a part of this report.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Auditors

The following table presents fees for audit services rendered by Deloitte & Touche LLP for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2010 and December 31, 2009, and fees billed by Deloitte & Touche for other services rendered during the same periods.

	2010	2009

Audit Fees	$2,375,000	$1,746,000
Audit-Related Fees	539,000	663,000
Tax Fees	122,000	67,000
All Other Fees	0	0

Total	$3,036,000	$2,476,000

Audit Fees. Services rendered in this category in 2010 and 2009 consisted of:

•	audits of the consolidated and various affiliates’ financial statements;

•	reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q;

•	audit of the Company’s internal control over financial reporting and attestation to management’s assessment thereof; and

•

services associated with registration statements, periodic reports and other documents filed with the Securities and Exchange Commission or other documents issued in connection with securities offerings, such as comfort letters and consents.

Audit-Related Fees. Services rendered in 2010 and 2009 in this category, which includes assurance and related services by Deloitte & Touche that are reasonably related to the performance of the audit or review of the Company’s financial statements, consisted primarily of:

•	internal control reviews, including SAS 70 reviews of the internal controls that were in operation at the Company’s service organizations;

•	due diligence and other services pertaining to the Corporation’s pending merger with Bank of Montreal;

•	attestation to management’s assertions relating to minimum servicing standards for certain securitization trusts;

•	financial statement audits of employee benefit plans and common and collective funds; and

•	various agreed upon procedure reports.

Tax Fees. The aggregate fees billed in 2010 and 2009 for services rendered in this category, which includes professional services rendered by Deloitte & Touche for tax compliance, tax advice and tax planning consisted primarily of:

•	tax planning and other non-compliance consultation, including tax audit assistance and ruling requests; and

•	tax compliance and ruling requests, including federal and state tax return preparation.

All Other Fees. Deloitte & Touche did not provide any products and services other than the services reported above in 2010 and 2009.

Pre-Approval Policy

The Audit Committee must pre-approve all audit and non-audit services to be provided by the Company’s independent auditors, subject to a de minimus exception as provided in its charter. The Audit Committee has adopted a pre-approval policy relating to audit and non-audit services. This policy provides that the Company’s auditors may only provide those “tax” and “other” services that the Audit Committee believes will not impair the auditors’ independence. The Audit Committee believes that the provision of audit-related services, which are traditionally performed by the independent auditors, does not impair the independence of the auditors.

The pre-approval policy describes the permitted audit, audit-related, tax and other services that have the pre-approval of the Audit Committee, including the pre-approved fee levels for all services. Unless a type of service to be provided by the independent auditors has received general pre-approval, it must receive specific pre-approval by the Audit Committee. Any proposed services exceeding the pre-approved fee levels require specific pre-approval by the Audit Committee. The term of any pre-approval is generally one year from the date of pre-approval or, if the pre-approval relates to a specific project, for the term of the project. The chair of the Audit Committee has the authority to grant pre-approvals of audit and non-audit services between meetings, provided that any such pre-approval must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee will annually review and pre-approve services that may be provided by the independent auditors.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K/A:

(24)	Powers of Attorney, incorporated by reference to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, SEC File No. 1-33488

(31)	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)	(a)	Section 1350 Certification of Chief Executive Officer

	(b)	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL & ILSLEY CORPORATION

By:	/s/ Mark F. Furlong
Mark F. Furlong
President and Chief Executive Officer

Date:	April 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Gregory A. Smith
Gregory A. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)	Date:	April 29, 2011

/s/ Patricia R. Justiliano
Patricia R. Justiliano
Senior Vice President and Corporate Controller
(Principal Accounting Officer)	Date:	April 29, 2011

Directors:	Jon F. Chait, John W. Daniels, Jr., Mark F. Furlong, Ted D. Kellner, Dennis J. Kuester, David J. Lubar, Katharine C. Lyall, John A. Mellowes, Robert J. O’Toole, San W. Orr, Jr., Peter M. Platten, III, John S. Shiely, George E. Wardeberg and James B. Wigdale.

By:	/s/ Randall J. Erickson	Date:	April 29, 2011
Randall J. Erickson
As Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are incorporated by reference herein.

MARSHALL & ILSLEY CORPORATION

INDEX TO EXHIBITS

(Item 15(a)3)

ITEM

(25)	Powers of Attorney, incorporated by reference to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, SEC File No. 1-33488

(31)	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)	(a)	Section 1350 Certification of Chief Executive Officer

	(b)	Section 1350 Certification of Chief Financial Officer