Form 10-Q
period 2011-03-31
MARSHALL & ILSLEY CORP
filed 2011-05-10
CIK 1399315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Large accelerated filer   [X]      Accelerated filer    [  ]   Non-accelerated filer   [  ] (Do not check if a smaller reporting company)     Small reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class	Outstanding at April 30, 2011
Common Stock, $1.00 Par Value	530,601,411

MARSHALL & ILSLEY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
($000’s except share data)

	March 31,	December 31,	March 31,
	2011	2010	2010
Assets:
Cash and cash equivalents:
Cash and due from banks	$517,915	$510,961	$588,687
Federal funds sold and security resale agreements	6,049	25,039	27,057
Money market funds	54,386	64,966	55,434
Total cash and cash equivalents	578,350	600,966	671,178
Interest bearing deposits at other banks	3,269,678	2,374,010	1,939,006
Trading assets, at fair value	222,908	258,066	254,549
Investment securities:
Available for sale, at fair value	6,279,366	6,504,607	7,108,564
Federal Reserve Bank stock and FHLB stock, at cost	373,101	380,097	411,901
Held to maturity, fair value $71,386 ($74,555 at December 31, 2010 and $107,319 at March 31, 2010)	68,819	71,918	104,245
Loans held for sale	139,564	138,213	174,103
Loans and leases	35,040,537	36,861,144	42,474,704
Allowance for loan and lease losses	(1,374,077)	(1,387,575)	(1,515,154)
Net loans and leases	33,666,460	35,473,569	40,959,550
Premises and equipment, net	519,825	527,962	557,650
Goodwill	609,517	609,517	609,517
Other intangible assets	110,424	114,813	129,064
Bank-owned life insurance	1,243,864	1,234,384	1,200,130
Other real estate owned (OREO)	340,842	339,462	454,317
Accrued interest and other assets	2,218,228	2,204,367	1,995,595
Total Assets	$49,640,946	$50,831,951	$56,569,369

Liabilities and Equity:
Deposits:
Noninterest bearing	$8,305,990	$8,078,733	$7,787,831
Interest bearing	29,097,465	30,179,899	34,194,419
Total deposits	37,403,455	38,258,632	41,982,250
Federal funds purchased and security repurchase agreements	195,977	211,823	829,665
Other short-term borrowings	3,753	16,015	64,348
Accrued expenses and other liabilities	836,564	977,821	957,329
Long-term borrowings	4,966,723	5,028,787	5,865,381
Total Liabilities	43,406,472	44,493,078	49,698,973

Equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized; 1,715,000 shares issued and outstanding of Senior Preferred Stock, Series B (liquidation preference of $1,000 per share)	1,715	1,715	1,715
Common stock, $1.00 par value; 530,726,042 shares issued (530,164,081 shares at December 31, 2010 and 530,164,081 shares at March 31, 2010)	530,726	530,164	530,164
Additional paid-in capital	4,926,497	4,947,943	4,959,570
Retained earnings	880,754	1,028,051	1,520,214
Treasury stock, at cost: 203,635 shares (1,487,080 shares at December 31, 2010 and 3,029,908 shares at March 31, 2010)	(2,974)	(34,496)	(81,122)
Deferred compensation	(35,466)	(38,629)	(37,751)
Accumulated other comprehensive income, net of related taxes	(77,860)	(106,813)	(33,730)
Total Marshall & Ilsley Corporation shareholders' equity	6,223,392	6,327,935	6,859,060
Noncontrolling interest in subsidiaries	11,082	10,938	11,336
Total Equity	6,234,474	6,338,873	6,870,396
Total Liabilities and Equity	$49,640,946	$50,831,951	$56,569,369

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
($000’s except per share data)

	Three Months Ended March 31,
	2011	2010
Interest and fee income
Loans and leases	$424,034	$509,573
Investment securities:
Taxable	36,067	49,370
Exempt from federal income taxes	8,245	9,386
Trading securities	168	183
Short-term investments	1,719	1,086
Total interest and fee income	470,233	569,598
Interest expense
Deposits	76,614	112,564
Short-term borrowings	146	677
Long-term borrowings	46,739	52,892
Total interest expense	123,499	166,133
Net interest income	346,734	403,465
Provision for loan and lease losses	418,803	458,112
Net interest income (loss) after provision for loan and lease losses	(72,069)	(54,647)
Other income
Wealth management	74,260	68,092
Service charges on deposits	32,920	32,099
Gain on sale of mortgage loans	7,087	5,660
Other mortgage banking revenue	540	692
Net investment securities gains	7,212	102
Bank-owned life insurance revenue	11,180	10,794
Gain on termination of debt	-	10,296
Sale of merchant portfolio processing	-	48,272
Other	53,257	45,653
Total other income	186,456	221,660
Other expense
Salaries and employee benefits	155,491	161,598
Net occupancy and equipment	34,090	34,102
Software expenses	8,907	7,902
Processing charges	30,638	32,082
Supplies, printing, postage and delivery	7,653	8,154
FDIC insurance	22,523	27,254
Professional services	22,290	20,790
Amortization of intangibles	4,390	5,140
Net OREO expenses	15,757	31,600
Loss on brokered CDs	-	5,792
Loss on termination of debt	795	-
Other	23,144	31,173
Total other expense	325,678	365,587
Income (loss) before income taxes	(211,291)	(198,574)
Provision (benefit) for income taxes	(95,028)	(83,605)
Net income (loss) including noncontrolling interests	(116,263)	(114,969)
Less: Net income attributable to noncontrolling interests	(331)	(389)
Net loss attributable to Marshall & Ilsley Corporation	(116,594)	(115,358)
Preferred dividends	(25,415)	(25,180)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(142,009)	$(140,538)
Per share attributable to Marshall & Ilsley Corporation common shareholders
Basic	$(0.27)	$(0.27)
Diluted	$(0.27)	$(0.27)
Dividends paid per common share	$0.01	$0.01
Weighted average common shares outstanding (000's):
Basic	526,020	524,086
Diluted	526,020	524,086

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($000’s)

	Three Months Ended March 31,
	2011	2010
Net Cash Provided by Operating Activities	$257,821	$379,613

Cash Flows from Investing Activities:
Net increase in short-term investments	(895,669)	(810,213)
Proceeds from sales of securities available for sale	2,816	8
Proceeds from redemptions of Federal Reserve Bank stock and FHLB stock	7,006	1
Proceeds from maturities of securities available for sale	276,467	346,053
Proceeds from maturities of securities held to maturity	5,180	14,009
Purchases of securities available for sale	(17,782)	(754,518)
Purchases of Federal Reserve Bank stock and FHLB stock	(10)	(16,621)
Purchases of securities held to maturity	(1,900)	-
Net decrease in loans and leases	1,221,115	961,738
Purchases of premises and equipment, net	(3,905)	(5,474)
Proceeds from sale of merchant portfolio processing	-	48,272
Net proceeds from sale of OREO	92,958	106,641
Net cash provided by (used in) investing activities	686,276	(110,104)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(855,738)	413,879
Net decrease in short-term borrowings	(28,089)	(226,027)
Payments of long-term borrowings	(56,559)	(593,557)
Dividends paid on preferred stock	(21,438)	(21,437)
Dividends paid on common stock	(5,288)	(5,269)
Proceeds from the issuance of common stock	261	1,542
Other	138	55
Net cash used in financing activities	(966,713)	(430,814)
Net decrease in cash and cash equivalents	(22,616)	(161,305)
Cash and cash equivalents, beginning of year	600,966	832,483
Cash and cash equivalents, end of period	$578,350	$671,178

Supplemental Cash Flow Information:
Cash paid / (received) during the period for:
Interest	$131,236	$196,936
Income taxes	510	(136,313)

See notes to financial statements.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements
March 31, 2011 & 2010 (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with Marshall & Ilsley Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.  In management’s opinion, the unaudited financial information included in this report reflects all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial position and results of operations as of and for the three months ended March 31, 2011 and 2010.  The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of results to be expected for the entire year.

Prior to June 30, 2010, the Corporation had presented investments in Federal Reserve Bank stock and FHLB stock within Investment Securities Available for Sale on the consolidated balance sheet.  During 2010, the Corporation determined that investments in Federal Reserve Bank stock and FHLB stock should be separately presented on the consolidated balance sheet.  As a result, the accompanying consolidated balance sheet as of March 31, 2010 and the condensed consolidated statement of cash flows for the three months ended March 31, 2010 have been restated to present investments in Federal Reserve Bank stock and FHLB stock separately from Investment Securities Available for Sale.

Prior to June 30, 2010, the Corporation had presented gains on sale of other real estate owned (“OREO”) within Other income as OREO income.  During 2010, the Corporation determined that gains on sale of OREO should be presented net along with OREO expenses in the consolidated statements of income.  As a result, the accompanying consolidated statement of income for the three months ended March 31, 2010 and related disclosures have been restated to present gains on sale of OREO along with OREO expenses in Net OREO expenses.

2.	New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to clarify the accounting principles applied to loan modifications.  The additional guidance clarifies when the restructuring of a receivable should be considered a troubled debt restructuring (“TDR”), which the Corporation refers to as “Renegotiated Loans,” and ends the deferral of activity-based disclosures about TDRs that are part of the new credit quality disclosure requirements.  The clarifications regarding which modifications constitute a TDR are effective for periods beginning on or after June 15, 2011, and are to be applied retroactively to the beginning of the annual period of adoption and the additional disclosures are effective for the Corporation as of September 30, 2011. The Corporation is continuing to evaluate the impact of the adoption of this new accounting guidance.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)
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

The Corporation’s Private Equity investments generally take the form of investments in private equity funds.  The private equity investments are valued using the Corporation’s ownership interest in partners’ capital to which a proportionate share of net assets is attributed via the valuations provided by the general partners on a quarterly basis.  These nonpublic investments are included in Level 3 of the fair value hierarchy because the fair value is not readily determinable and the redemption of the investments will occur via distribution though sale of the underlying investments of the private equity fund.  The length of investment in private equity funds is generally ten years and the majority of the private equity distributions are expected to occur in the next five to ten years.  At March 31, 2011, unfunded private equity commitments were $52.3 million.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)
Derivative Financial Instruments

Fair values for exchange-traded contracts are based on quoted prices and are classified as Level 1.  The fair value of over-the-counter interest rate contracts are measured using discounted cash flow analysis that incorporates significant inputs, including LIBOR curve, derivative counterparty spreads and measurements of volatility.  Interest rate contracts that are valued using discounted cash flow analysis through use of models, and other observable inputs are considered Level 2, observable market inputs.

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

On a quarterly basis, the Corporation performs an analysis using historical and market implied default and recovery rates that also consider certain industry conventions established for operational efficiencies to estimate the potential impact on the reported fair values of these derivative financial assets and liabilities due to counterparty credit risk and the Corporation’s own credit risk.  Based on this analysis, the Corporation determined that the impact of these factors was insignificant and did not make any additional credit risk adjustments for purposes of determining the reported fair values of these derivative assets and liabilities with dealers at March 31, 2011.

Certain derivative transactions are executed with customers whose counterparty credit risk is similar in nature to the credit risk associated with the Corporation’s lending activities.  As is the case with a loan, the Corporation evaluates the credit risk of each of these customers on an individual basis and where, deemed appropriate, collateral is obtained.  The type of collateral varies and is often the same collateral as the collateral obtained to secure a customer’s loan.  To assess the potential impact of counterparty credit risk on the fair values of derivative assets with customers, the Corporation incorporates a probability analysis to estimate the amount of expected loss of customer derivative contracts outstanding at March 31, 2011.  While not significant, the Corporation did factor in the estimated amount of expected loss due to customer default in the reported fair value of its customer derivative assets at March 31, 2011.

Loans Held for Sale

Beginning in the second quarter of 2010, the Corporation elected to account for certain residential mortgage loans held for sale into the secondary market at fair value.  The fair value of those mortgage loans held for sale was determined using current secondary market prices for loans with similar interest rates, maturities and credit quality and are classified as Level 2.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations ($000’s):

March 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (1)
Trading Assets:
Trading securities	$-	$17,082	$-
Derivative assets	-	205,826	-
Total trading assets	$-	$222,908	$-
Investment securities available for sale (2)
U.S. treasury	$-	$2,118	$-
U.S. government agencies	-	5,205,002	-
States and political subdivisions	-	750,865	25,815
Residential mortgage backed securities	-	154	-
Asset backed securities	-	577	156,611
Equity	1	-	-
Private equity investments	-	-	73,520
Total investment securities available for sale	$1	$5,958,716	$255,946

Loans held for sale	$-	$301	$-

Loans and leases
Residential mortgage loans	$-	$411	$-
Accrued interest and other assets:
Financial guarantees - credit protection purchased	$-	$5	$-
Liabilities (1)
Other short-term borrowings	$-	$3,058	$-
Accrued expenses and other liabilities:
Derivative liabilities	$-	$180,397	$6,132
Financial guarantees - credit protection sold	-	7	-
Total accrued expenses and other liabilities	$-	$183,462	$6,132

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

December 31, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (1)
Trading Assets:
Trading securities	$-	$17,313	$-
Derivative assets	-	240,753	-
Total trading assets	$-	$258,066	$-

Investment securities available for sale (2)
U.S. treasury	$-	$2,122	$-
U.S. government agencies	-	5,444,275	-
States and political subdivisions	-	747,724	38,117
Residential mortgage backed securities	-	165	-
Asset backed securities	-	45,220	86,481
Private equity investments	-	-	78,663
Total investment securities available for sale	$-	$6,239,506	$203,261

Loans held for sale	$-	$27,532	$-

Loans and leases
Residential mortgage loans	$-	$413	$-

Accrued interest and other assets:
Financial guarantees - credit protection purchased	$-	$2	$-

Liabilities (1)
Other short-term borrowings	$-	$5,005	$-
Accrued expenses and other liabilities:
Derivative liabilities	$-	$212,060	$6,132
Financial guarantees - credit protection sold	-	714	-
Total accrued expenses and other liabilities	$-	$212,774	$6,132

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

March 31, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (1)
Trading Assets:
Trading securities	$-	$21,859	$-
Derivative assets	-	232,690	-
Total trading assets	$-	$254,549	$-

Investment securities available for sale (2)
U.S. treasury	$-	$7,367	$-
U.S. government agencies	-	5,801,642	-
States and political subdivisions	-	769,010	40,683
Residential mortgage backed securities	-	203,167	-
Corporate notes	-	-	-
Asset backed securities	-	63,052	88,551
Foreign	-	-	43
Private equity investments	-	-	70,686
Total investment securities available for sale	$-	$6,844,238	$199,963

Accrued interest and other assets:
Financial guarantees - credit protection purchased	$-	$8	$-

Liabilities (1)
Other short-term borrowings	$-	$7,261	$-
Accrued expenses and other liabilities:
Derivative liabilities	$-	$203,307	$11,600
Financial guarantees - credit protection sold	-	271	-
Total accrued expenses and other liabilities	$-	$203,578	$11,600

(1)
The amounts presented above exclude certain over-the-counter interest rate swaps that are the designated hedging instruments in fair value and cash flow hedges that are used by the Corporation to manage its interest rate risk.  These interest rate swaps are measured at fair value on a recurring basis based on significant other observable inputs and are categorized as Level 2.  See Note 11 – Derivative Financial Instruments and Hedging Activities in Notes to Financial Statements for further information.  Level 3 derivative liabilities represent the fair value of a derivative financial instrument entered into in conjunction with the sale of the Corporation’s shares of Visa, Inc. (“Visa”) Class B common stock.  See Note 11 – Derivative Financial Instruments and Hedging Activities for additional information regarding Visa.

(2)
The amounts presented are exclusive of $64,703, $61,840 and $64,363 in affordable housing partnerships at March 31, 2011, December 31, 2010, and March 31, 2010, respectively, which are generally carried on the equity method.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)
Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with financial instruments measured using significant unobservable inputs (Level 3) during the three months ended March 31, 2011 ($000’s):

	Investment Securities (1)	Private Equity Investments (2)	Total	Derivative Liabilities
Balance at December 31, 2010	$124,598	$78,663	$203,261	$6,132
Purchases	-	3,144	3,144	-
Sales	-	-	-	-
Maturities	(75)	(16,065)	(16,140)	-
Accretion/amortization	31	-	31	-
Transfers into level 3	53,506	-	53,506	-
Transfers out of level 3	(12,134)	-	(12,134)	-
Total gains or losses (realized or unrealized):
Included in earnings	-	7,778	7,778	-
Included in other comprehensive income	16,500	-	16,500	-
Balance at March 31, 2011	$182,426	$73,520	$255,946	$6,132

Unrealized gains or (losses) for the period included in earnings attributable to unrealized gains or losses for financial instruments still held at March 31, 2011	$-	$7,778	$7,778	$-

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

This increase in Level 3 investment securities at March 31, 2011, was primarily due to transfers of investments from Level 2.  The Corporation could not obtain a sufficient number of observable inputs in the form of market or broker quotes to substantiate a Level 2 classification for those investments.

Transfers to and from Level 3 were recognized at the end of each interim reporting period.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)
Level 3 Gains and Losses

The table presented below summarizes the change in balance sheet carrying values associated with financial instruments measured using significant unobservable inputs (Level 3) during the three months ended March 31, 2010 ($000’s):

	Investment Securities (1)	Private Equity Investments (2)	Total	Derivative Liabilities
Balance at December 31, 2009	$271,196	$68,482	$339,678	$11,600
Net payments, purchases and sales	(370)	1,402	1,032	-
Discount accretion	(8)	-	(8)	-
Transfers out of Level 3	(140,483)	-	(140,483)	-
Total gains or losses (realized or unrealized):
Included in earnings	-	802	802	-
Included in other comprehensive income	(1,058)	-	(1,058)	-
Balance at March 31, 2010	$129,277	$70,686	$199,963	$11,600

Unrealized gains or losses for the period included in earnings attributable to unrealized gains or losses for financial instruments still held at March 31, 2010.	$-	$802	$802	$-

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

The Corporation transferred securities, which mainly consisted of $62,140 of senior tranche asset backed securities and $66,692 of Government National Mortgage Association securities, from Level 3 to Level 2 as significant inputs to the pricing model used to value these securities became observable in the marketplace, could be derived from observable data or the values could be supported by observable levels at which transactions were executed in the marketplace.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

The table presented below summarizes the adjusted carrying values and level of fair value hierarchy for assets measured at fair value on a nonrecurring basis ($000’s):

	March 31, 2011				March 31, 2010

	Quoted Prices in	Significant			Quoted Prices in	Significant
	Active Markets	Other	Significant		Active Markets	Other	Significant
	for Identical	Observable	Unobservable		for Identical	Observable	Unobservable
	Assets	Inputs	Inputs		Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
Loans held for sale	$-	$705	$-	$705	$-	$6,618	$-	$6,618
Impaired loans	-	-	528,642	528,642	-	-	658,275	658,275
Other real estate owned	-	-	68,401	68,401	-	-	76,360	76,360
Total	$-	$705	$597,043	$597,748	$-	$6,618	$734,635	$741,253

Net (gains) losses related to nonrecurring fair value measurements of certain assets consisted of the following ($000’s):

	Three Months Ended March 31,
	2011	2010
Loans held for sale	$(697)	$7,236
Impaired loans	235,997	210,919
Other real estate owned	4,289	18,975
Total	$239,589	$237,130

Net (gains) losses on loans held for sale represent adjustments during the period presented to record the loans at the lower of cost or fair value subsequent to their initial classification as loans held for sale.  Such fair values are generally based on bids and are considered Level 2 fair values.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

Balance Sheet Financial Instruments ($ in millions)

	March 31, 2011		March 31, 2010
	Book Value	Fair Value	Book Value	Fair Value

Financial assets:
Cash and short term investments	$3,848.0	$3,848.0	$2,610.2	$2,610.2
Trading assets	222.9	222.9	254.5	254.5
Investment securities available for sale	6,279.4	6,279.4	7,108.6	7,108.6
Federal Reserve Bank stock and FHLB stock, at cost	373.1	373.1	411.9	411.9
Investment securities held to maturity	68.8	71.4	104.2	107.3
Net loans and leases	33,806.0	30,310.3	41,133.7	36,511.1
Interest receivable	129.4	129.4	164.3	164.3
Financial guarantees - credit protection purchased	-	-	-	-

Financial liabilities:
Deposits	$37,403.5	$37,593.9	$41,982.3	$42,325.5
Short-term borrowings	199.7	199.7	894.0	894.0
Long-term borrowings	4,966.7	4,962.7	5,865.4	5,745.8
Derivative liabilities	186.5	186.5	215.2	215.2
Interest payable	102.6	102.6	126.8	126.8
Financial guarantees - credit protection sold	-	-	0.3	0.3

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

Net loans and leases
The fair value of loans and leases was derived from discounted cash flow analyses.  Loans and leases as of  March 31, 2011 were grouped into 1,744 pools based on similar characteristics such as maturity, payment type and payment frequency, rate type and underlying index, recent loan-to-value (LTV) measures and various types of credit indicators such as recent FICO scores and the Corporation’s internal loan rating system.  Credit spreads were derived from observable information wherever possible.  In cases where observable information was not available because of inactive markets or the change in the loan characteristics such as declining collateral values, certain adjustments were made in management’s judgment to estimate credit spreads consistent with the manner the Corporation believes market participants would assess the fair value of the loan pool.  The Corporation has estimated that increasing or decreasing the credit spreads by the equivalent of a one credit rating adjustment could affect the aggregate fair value of the loans and leases by approximately $0.5 billion or 1.5% of the net carrying value of total loans and leases at March 31, 2011.  The fair value of loans held for sale is based on the expected sales price.  At March 31, 2011, the fair value of net loans and leases is considered Level 2 and Level 3 in the fair value hierarchy.

Deposits
The fair value for demand deposits or any interest bearing deposits with no fixed maturity date is considered to approximate carrying value.  Time deposits with defined maturity dates are considered to have a fair value which approximates the book value if the maturity date was within three months of the measurement date.  The remaining time deposits are assigned fair values based on a discounted cash flow analysis using discount rates that approximate interest rates currently being offered on time deposits with comparable maturities. At March 31, 2011, the fair value of deposits is considered Level 2 in the Fair Value Hierarchy.

Borrowings
Short-term borrowings are generally carried at cost that approximates fair value.  Long-term debt is valued using discounted cash flow analysis with discount curves developed using several methods.  Wherever possible, the Corporation uses pricing from industry accepted services or recently observed transactions in the Corporation’s long-term debt to develop the discounting curves.  The observed transactions are between unaffiliated parties where there has been sufficient transaction volume to conclude that the observed pricing is representative of the fair value of the long-term debt obligation.  In the absence of representative observed transactions, the Corporation develops discount curves based on current incremental borrowing rates for similar types of arrangements.  At March 31, 2011, the fair value of borrowings is considered Level 2 in the Fair Value Hierarchy.

Off-Balance Sheet Financial Instruments

Fair values of loan commitments and letters of credit have been estimated based on the equivalent fees, net of expenses, that would be charged for similar contracts and customers ($ in millions):

	March 31,
	2011	2010
Loan commitments	$4.7	$9.7
Commercial letters of credit	0.3	0.3
Standby letters of credit	5.3	8.6

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

4.	Comprehensive Income

The following tables present the Corporation’s comprehensive income ($000’s):

	Three Months Ended March 31, 2011
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net loss including noncontrolling interests			$(116,263)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$35,263	$(12,641)	$22,622
Reclassification for securities transactions included in net income	-	-	-
Total unrealized gains (losses) on available for sale investment securities	$35,263	$(12,641)	$22,622

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$79	$156	$235
Reclassification adjustments for hedging activities included in net income	10,316	(3,870)	6,446
Total unrealized gains (losses) on derivatives hedging variability of cash flows	$10,395	$(3,714)	$6,681

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(560)	210	(350)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(560)	$210	$(350)
Other comprehensive income (loss), net of tax			28,953
Total comprehensive income (loss)			(87,310)
Less: Comprehensive income attributable to the noncontrolling interests			(331)
Comprehensive income (loss) attributable to Marshall & Ilsley Corporation			$(87,641)

	Three Months Ended March 31, 2010
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net loss including noncontrolling interests			$(114,969)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale investment securities:
Arising during the period	$40,310	$(14,636)	$25,674
Reclassification for securities transactions included in net income	-	-	-
Total unrealized gains (losses) on available for sale investment securities	$40,310	$(14,636)	$25,674

Unrealized gains (losses) on derivatives hedging variability of cash flows:
Arising during the period	$(29,136)	$10,850	$(18,286)
Reclassification adjustments for hedging activities included in net income	16,889	(6,289)	10,600
Total unrealized gains (losses) on derivatives hedging variability of cash flows	$(12,247)	$4,561	$(7,686)

Unrealized gains (losses) on funded status of defined benefit postretirement plan:
Arising during the period	$-	$-	$-
Reclassification for amortization of actuarial loss and prior service credit amortization included in net income	(559)	162	(397)
Total unrealized gains (losses) on funded status of defined benefit postretirement plan	$(559)	$162	$(397)
Other comprehensive income (loss), net of tax			17,591
Total comprehensive income (loss)			(97,378)
Less: Comprehensive income attributable to the noncontrolling interests			(389)
Comprehensive income (loss) attributable to Marshall & Ilsley Corporation			$(97,767)

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

5.	Earnings Per Common Share

A reconciliation of the numerators and denominators of the basic and diluted per common share computations are as follows (dollars and shares in thousands, except per share data):

	Three Months Ended March 31, 2011
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount

Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(116,594)
Preferred stock dividends	(25,415)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(142,009)	526,020	$(0.27)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(116,594)
Preferred stock dividends	(25,415)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(142,009)	526,020	$(0.27)

	Three Months Ended March 31, 2010
	Income (Numerator)	Average Shares (Denominator)	Per Share Amount

Basic:
Net loss attributable to Marshall & Ilsley Corporation	$(115,358)
Preferred stock dividends	(25,180)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(140,538)	524,086	$(0.27)

Effect of dilutive securities:
Stock option, restricted stock and other plans		-

Diluted:
Net loss attributable to Marshall & Ilsley Corporation	$(115,358)
Preferred stock dividends	(25,180)
Net loss attributable to Marshall & Ilsley Corporation common shareholders	$(140,538)	524,086	$(0.27)

The table below presents the outstanding options to purchase shares of common stock not included in the computation of diluted earnings per common share because the stock options’ exercise price  was greater than the average market price of the common shares for the three month period ended March 31, 2011 and 2010 (anti-dilutive options).  As a result of the Corporation’s reported net loss for the three months ended March 31, 2011 and 2010, all stock options outstanding were excluded from the computation of diluted earnings per common share (shares in thousands):

	Three Months Ended March 31,
	2011	2010
Shares Subject to Options	30,026	33,276

Price Range	$4.76 - $36.82	$4.76 - $36.82

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

An outstanding warrant to purchase 13,815,789 shares of the Corporation’s common stock issued in connection with the Corporation’s participation in the U.S. Treasury Department’s Capital Purchase Program was not included in the computation of diluted earnings per common share for the three months ended March 31, 2011 and 2010, because of the reported net loss in the respective periods.  In addition, the $18.62 per share exercise price of the warrant was greater than the average market price of the common shares for the three months ended March 31, 2011 and 2010.

6.	Investment Securities

The amortized cost, fair value and unrealized gains and losses of selected investment securities, by major security type, held by the Corporation were as follows ($000's):

	March 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury	$2,102	$16	$-	$2,118
U.S. Government agencies	5,240,416	36,754	72,168	5,205,002
States and political subdivisions	762,052	25,719	11,091	776,680
Residential mortgage backed securities	140	14	-	154
Asset backed securities	206,025	5	48,842	157,188
Private Equity investments	73,520	-	-	73,520
Affordable Housing Partnerships	64,703	-	-	64,703
Equity	1	-	-	1
Total	$6,348,959	$62,508	$132,101	$6,279,366

Federal Reserve Bank stock and FHLB stock
Federal Reserve Bank stock	$171,655	$-	$-	$171,655
FHLB stock	201,446	-	-	201,446
Total	$373,101	$-	$-	$373,101

Held to maturity:
States and political subdivisions	$53,390	$2,608	$333	$55,665
Corporate notes	10,000	245	-	10,245
Foreign	5,429	94	47	5,476
Total	$68,819	$2,947	$380	$71,386

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury	$2,104	$18	$-	$2,122
U.S. Government agencies	5,479,691	43,532	78,948	5,444,275
States and political subdivisions	780,784	21,215	16,158	785,841
Residential mortgage backed securities	149	16	-	165
Asset backed securities	206,232	6	74,537	131,701
Private Equity investments	78,663	-	-	78,663
Affordable Housing Partnerships	61,840	-	-	61,840
Total	$6,609,463	$64,787	$169,643	$6,504,607

Federal Reserve Bank stock and FHLB stock
Federal Reserve Bank stock	$178,624	$-	$-	$178,624
FHLB stock	201,473	-	-	201,473
Total	$380,097	$-	$-	$380,097

Held to maturity:
States and political subdivisions	$58,389	$2,582	$309	$60,662
Corporate notes	10,000	273	-	10,273
Foreign	3,529	97	6	3,620
Total	$71,918	$2,952	$315	$74,555
	March 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury	$7,325	$42	$-	$7,367
U.S. Government agencies	5,739,353	69,796	7,507	5,801,642
States and political subdivisions	799,007	22,796	12,110	809,693
Residential mortgage backed securities	201,297	3,440	1,570	203,167
Asset backed securities	207,261	7	55,665	151,603
Private Equity investments	70,698	52	64	70,686
Affordable Housing Partnerships	64,363	-	-	64,363
Foreign	43	-	-	43
Total	$7,089,347	$96,133	$76,916	$7,108,564

Federal Reserve Bank stock and FHLB stock
Federal Reserve Bank stock	$202,996	$-	$-	$202,996
FHLB stock	208,905	-	-	208,905
Total	$411,901	$-	$-	$411,901

Held to maturity:
States and political subdivisions	$88,877	$3,192	$239	$91,830
Corporate notes	10,000	13	-	10,013
Foreign	5,368	121	13	5,476
Total	$104,245	$3,326	$252	$107,319

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

The following tables provide the gross unrealized losses and fair value, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position ($000’s):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011
U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. Government agencies	3,052,978	71,948	47,167	220	3,100,145	72,168
States and political subdivisions	103,990	4,322	36,403	7,102	140,393	11,424
Residential mortgage backed securities	-	-	-	-	-	-
Corporate notes	-	-	-	-	-	-
Asset backed securities	-	-	156,611	48,842	156,611	48,842
Private Equity investments	-	-	-	-	-	-
Affordable Housing Partnerships	-	-	-	-	-	-
Equity	-	-	-	-	-	-
Foreign	4,055	45	298	2	4,353	47
Total	$3,161,023	$76,315	$240,479	$56,166	$3,401,502	$132,481

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. Government agencies	2,587,880	78,832	51,866	116	2,639,746	78,948
States and political subdivisions	153,848	7,205	48,487	9,262	202,335	16,467
Residential mortgage backed securities	-	-	-	-	-	-
Corporate notes	-	-	-	-	-	-
Asset backed securities	-	-	130,978	74,537	130,978	74,537
Private Equity investments	-	-	-	-	-	-
Affordable Housing Partnerships	-	-	-	-	-	-
Foreign	2,094	6	-	-	2,094	6
Total	$2,743,822	$86,043	$231,331	$83,915	$2,975,153	$169,958

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010
U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. Government agencies	1,632,198	5,749	457,651	1,758	2,089,849	7,507
States and political subdivisions	55,955	5,533	96,724	6,816	152,679	12,349
Residential mortgage backed securities	11,263	1,066	34,926	504	46,189	1,570
Corporate notes	-	-	-	-	-	-
Asset backed securities	-	-	150,690	55,665	150,690	55,665
Private Equity investments	-	-	-	64	-	64
Affordable Housing Partnerships	-	-	-	-	-	-
Foreign	1,438	12	399	1	1,837	13
Total	$1,700,854	$12,360	$740,390	$64,808	$2,441,244	$77,168

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

Other-Than-Temporary-Impairment (OTTI)

The investment securities reported in the March 31, 2011 table above were temporarily impaired. This temporary impairment represents the amount of loss that would have been realized if the investment securities had been sold on March 31, 2011.  The Corporation determined that the temporary impairment in the investment securities at March 31, 2011 was not from a decline in value due to a credit event that would result in other-than-temporary-impairment (“OTTI”).  At March 31, 2011, the Corporation does not intend to sell these temporarily impaired investment securities until a recovery of the recorded investment, which may be at maturity.  In addition, the Corporation concluded that it is more likely than not that it will not have to sell the investment securities prior to recovery of the recorded investment.

The most severe impairment was recognized in the Corporation’s investments in asset backed securities, which consist primarily of senior tranche collateralized debt obligations (“CDOs”) that are secured by pools of trust-preferred securities issued by financial institutions or insurance companies.  To assess the CDOs for potential OTTI, the Corporation estimated the expected cash flows for each security in this portfolio.  The analysis was completed by evaluating the credit quality of the underlying collateral and the cash flow structure.  At March 31, 2011, the estimated cash flow analysis for each security indicated that contractual principal and interest was fully collectible by maturity.

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

There are various tranches or investment classes issued within each CDO.  The most senior tranches generally have the lowest yield but the most protection from credit losses compared to other tranches that are subordinate to the most senior tranches.  The Corporation holds only the two most senior tranches of the CDO issuances.  Because of that seniority, the Corporation’s investments receive credit support from the subordinated tranches.  At March 31, 2011, the Corporation estimated that the percentage of the currently performing collateral that would be required to default to cause the Corporation’s tranches to not receive all of its contractual cash flows (principal and interest) ranged from 18% to 45%.  Based on that analysis, the Corporation concluded that there was excess protection to absorb the expected credit losses from both current and projected defaults and there was no OTTI.  In addition, the Corporation concluded that the lengthening of the expected time for principal repayment combined with the illiquid market for trust preferred securities resulted in market expectations of higher yields for similar instruments which explained the entire decline in the fair value of the securities compared with their book values.

Other classes of investments with impairment at March 31, 2011 included US Government Agency Securities and obligations of states and political subdivisions.  US Government Agency Securities consist of mortgage-backed securities issued by Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Bank (“FHLB”) and Government National Mortgage Association (“GNMA”).  This portfolio consists of securities with both fixed and floating rate interest rates, average lives of 3-5 years and contractual cash flows guaranteed by the U.S. government or agencies of the U.S. government.

Obligations of states and political subdivisions are bank qualified fixed rate securities with original maturities of ten to twenty years.  The securities primarily consist of general obligation bonds with some essential service revenue bonds.  The majority of these securities have credit ratings of investment grade or better.  Management performs ongoing credit quality reviews on these securities and at March 31, 2011, determined there were no credit losses.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2011 ($000’s):

	Investment Securities		Investment Securities
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$139,058	$141,089	$6,521	$6,586
From one through five years	4,272,671	4,264,638	41,711	43,087
From five through ten years	1,324,568	1,313,751	20,587	21,713
After ten years	612,662	559,888	-	-
	$6,348,959	$6,279,366	$68,819	$71,386

Federal Reserve Bank stock and FHLB stock have no contractual maturities.

The gross investment securities gains and losses, including Wealth Management transactions, amounted to $9,510 and $2,296 for the three months ended March 31, 2011, respectively and $3,066 and $2,964 for the three months ended March 31, 2010, respectively.  See the Consolidated Statements of Cash Flows for proceeds from the sale of investment securities.

At March 31, 2011, December 31, 2010 and March 31, 2010, securities with a value of approximately $733,102, $1,020,202, and $1,665,228 respectively, were pledged to secure public deposits, short-term borrowings, interest rate swaps and for other purposes required by law.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

7.	Loans and Leases

The Corporation’s loan and lease portfolio consisted of the following ($000’s):

	March 31,	December 31,	March 31,
Loans held for sale	2011	2010	2010
Commercial, financial and agricultural	$20,144	$-	$2,774
Real estate
Commercial mortgage	26,772	4,517	14,995
Construction and development	65,634	27,392	50,014
Residential mortgage	16,244	80,788	36,947
Home equity loans and lines of credit	10,586	25,516	43,040
Total real estate	119,236	138,213	144,996

Personal	184	-	26,333
Total loans held for sale	$139,564	$138,213	$174,103

Portfolio loans and leases
Commercial, financial and agricultural	$10,864,957	$11,196,883	$11,858,422
Real estate
Commercial mortgage	11,906,140	12,396,772	13,517,055
Construction and development	2,573,413	3,174,290	5,055,544
Residential mortgage	4,018,740	4,260,480	4,786,886
Home equity loans and lines of credit	4,040,626	4,187,316	4,547,066
Total real estate	22,538,919	24,018,858	27,906,551

Personal	1,176,178	1,142,345	2,131,523
Lease Financing	460,483	503,058	578,208
Total portfolio loans and leases	$35,040,537	$36,861,144	$42,474,704

Total loans and leases	$35,180,101	$36,999,357	$42,648,807

Loans and leases are presented net of unearned income and unamortized deferred fees, which amounted to $75,528, $83,768 and $100,224 at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

Included in the loans held for sale category are nonaccrual loans which amounted to $105,494, $23,448, and $55,063 at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.

For the three months ended March 31, 2011 and 2010, loans transferred to OREO, net of initial write-downs, amounted to $98,397 and $146,852, respectively.  These amounts are considered non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

At March 31, 2011 and 2010, loans and leases with a value of approximately $15.3 billion and $19.7 billion, respectively, were pledged to secure deposits, borrowings and for other purposes required by law.

For additional information relating to the recorded investment of the Corporation’s loan and lease portfolio by segments and classes of financing receivables that is used in the determination of the allowance for loan and lease losses see the disclosures in Note 8 - Allowance for Loan and Leases.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

8.	Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s estimate of probable losses inherent in the Corporation’s loan and lease portfolio.  Some factors considered in determining the adequacy of the allowance for credit losses include an assessment of individual problem loans, historical loss patterns of homogeneous loan pools and adjustments to reflect current economic conditions.  In addition, environmental factors, including economic conditions and regulatory guidance, unique to each measurement date are also considered. The determination of the allowance for loan and lease losses is inherently subjective as it requires estimates, including amounts of future cash collections expected on nonaccrual loans, which may be susceptible to significant change.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

For purposes of determining collective loan impairment, commercial loans not evaluated individually are further disaggregated by the following loan types: commercial and industrial loans, commercial real estate loans, commercial construction and development loans and commercial leases.  Using the Corporation’s internal risk ratings, commercial loans and leases are further stratified into three stratums. One stratum consists of loans and leases with risk ratings that are indicators of a nonperforming loan or lease or potential problem loan or lease (PD ratings 11-14), which the Corporation refers to as criticized loans and leases. Two stratums, (PD ratings 1-8 for “pass” credits) and (PD ratings 9-10 for “rated” credits) are developed for loans and leases that indicate no particular weakness.  Using historical loss information, an estimate of loss is determined for each stratum.   All nonaccrual loans and leases are classified as criticized.

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

For the three months ended March 31, 2011 and 2010, historical loss rates used to determine the allowance for loan losses for commercial loans and leases collectively evaluated for impairment were adjusted to exclude charge-offs recognized in 2007, 2008 and 2009 related to one large commercial loan to a borrower in the business of subprime lending and servicing.  Those charge-offs were excluded because that loan was not representative of the underlying businesses or collateral existing in the Corporation’s commercial loan portfolio at those measurement dates.

Historical loss rates used to determine the allowance for loan losses for commercial real estate loans and leases collectively evaluated for impairment at March 31, 2011 and 2010 were adjusted to exclude charge-offs in 2009 and 2010 related to one large commercial real estate loan relationship that consisted of multiple geographically dispersed commercial real estate loans in a specialty niche of the hospitality / lodging industry.  Those charge-offs were excluded because they were not considered representative of typical hospitality / lodging or other commercial real estate loans existing in the Corporation’s loan portfolios at the measurement dates due to the nature of the specialty niche and the fact that many of the projects were outside of the Corporation’s markets.

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

The second element reflects management’s recognition of the uncertainty and imprecision underlying the process of estimating losses.  From time to time, the Corporation has identified certain loans within certain industry segments that based on financial, payment or collateral performance, warrant closer ongoing monitoring by management.  The specific loans mentioned earlier are excluded from this analysis.  Based on management’s judgment, reserve ranges may be allocated to industry segments due to environmental conditions unique to the measurement period.  Consideration is given to both internal and external environmental factors such as economic conditions in certain geographic or industry segments of the portfolio, economic trends, risk profile, and portfolio composition.  Reserve ranges are then allocated using estimates of loss exposure that management has identified based on these economic trends or conditions.  At March 31, 2011 and 2010, the amount of allowance for loan and lease losses attributable to the second element was not material.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

The Corporation has not materially changed any aspect of its overall approach in the determination of the allowance for loan and lease losses.  However, on an on-going basis the Corporation continues to refine the methods used in determining management’s best estimate of the allowance for loan and lease losses.

An analysis of the allowance for loan and lease losses by major class of the Corporation’s loan and lease portfolio was as follows:

	As of and for the Three Months Ended March 31, 2011
	Commercial Loans and Leases	Commercial Real Estate	Residential Real Estate	Construction and Development	Home Equity Loans and Lines of Credit	Personal Loans and Leases	Total
Allowance for Credit Losses:
Beginning Balance	$384,877	$381,166	$173,710	$262,790	$144,046	$40,986	$1,387,575
Provision	85,934	154,806	56,810	106,197	15,328	(272)	418,803
Charge-offs	(109,710)	(143,863)	(55,963)	(116,986)	(35,799)	(8,592)	(470,913)
Recoveries	6,404	18,633	4,171	5,709	1,478	2,217	38,612
Ending Balance	$367,505	$410,742	$178,728	$257,710	$125,053	$34,339	$1,374,077

Ending Balance: Individually evaluated for impairment	$24,803	$42,581	$44,925	$42,973	$8,370	$5,957	$169,609
Ending Balance: Collectively evaluated for impairment	$342,702	$368,161	$133,803	$214,737	$116,683	$28,382	$1,204,468

Loans and Leases:
Ending Balance	$11,264,075	$11,906,140	$4,018,740	$2,573,413	$4,040,626	$1,237,543	$35,040,537

Ending Balance: Individually evaluated for impairment	$200,992	$525,148	$288,301	$391,958	$46,287	$9,065	$1,461,751
Ending Balance: Collectively evaluated for impairment	$11,063,083	$11,380,992	$3,730,439	$2,181,455	$3,994,339	$1,228,478	$33,578,786

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

	As of and for the Three Months Ended March 31, 2010
	Commercial Loans and Leases	Commercial Real Estate	Residential Real Estate	Construction and Development	Home Equity Loans and Lines of Credit	Personal Loans and Leases	Total
Allowance for Credit Losses:
Beginning Balance	$289,885	$356,548	$194,618	$423,688	$164,013	$51,718	$1,480,470
Provision	153,556	104,860	42,376	145,345	4,783	7,192	458,112
Charge-offs	(137,103)	(54,752)	(34,104)	(163,234)	(35,220)	(12,046)	(436,459)
Recoveries	3,000	1,388	1,654	3,570	1,087	2,332	13,031
Ending Balance	$309,338	$408,044	$204,544	$409,369	$134,663	$49,196	$1,515,154

Ending Balance: Individually evaluated for impairment	$39,618	$144,536	$76,889	$84,123	$11,619	$3,003	$359,788
Ending Balance: Collectively evaluated for impairment	$269,720	$263,508	$127,655	$325,246	$123,044	$46,193	$1,155,366

Loans and Leases:
Ending Balance	$12,312,712	$13,517,055	$4,786,886	$5,055,544	$4,547,066	$2,255,441	$42,474,704

Ending Balance: Individually evaluated for impairment	$248,676	$609,472	$374,657	$681,950	$44,574	$6,473	$1,965,802
Ending Balance: Collectively evaluated for impairment	$12,064,036	$12,907,583	$4,412,229	$4,373,594	$4,502,492	$2,248,968	$40,508,902

The Corporation’s recorded investment in impaired loans and leases are as follows:

	March 31,
	2011	2010
Total nonaccrual and renegotiated loans and leases	$2,093,409	$2,685,636
Less: impaired loans held for sale	(105,494)	(55,063)
Total impaired loans and leases	$1,987,915	$2,630,573
Loans and leases excluded from individual evaluation	(526,164)	(664,771)
Impaired loans evaluated	$1,461,751	$1,965,802

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

The Corporation’s recorded investment in impaired loans and leases individually evaluated for impairment and the related unpaid principal balances, valuation allowances, average recorded investment and interest income recognized (for the three months ended March 31, 2011) were as follows:

				For the Three Months Ended
	March 31, 2011			March 31, 2011

		Unpaid		Average	Interest
Valuation	Recorded	Principal	Valuation	Recorded	Income
Allowance Required	Investment	Balance	Allowance	Investment	Recognized
Commercial Loans & Leases	$70,361	$88,075	$24,803	$61,763	$838
Commercial Real Estate	194,439	215,091	42,581	163,516	1,797
Residential Real Estate	268,307	272,990	44,925	271,404	2,385
Construction & Development	208,195	252,209	42,973	185,850	1,913
Home Equity Loans & Lines	44,747	45,393	8,370	43,457	444
Personal Loans & Leases	7,074	7,074	5,957	3,604	-
Total	$793,123	$880,832	$169,609	$729,594	$7,377

		Unpaid		Average	Interest
No Valuation	Recorded	Principal	Valuation	Recorded	Income
Allowance Required	Investment	Balance	Allowance	Investment	Recognized
Commercial Loans & Leases	$130,631	$234,637	$-	$100,839	$1,671
Commercial Real Estate	330,709	621,742	-	345,209	4,047
Residential Real Estate	19,994	22,422	-	19,989	101
Construction & Development	183,763	275,241	-	215,613	1,313
Home Equity Loans & Lines	1,540	2,276	-	1,595	-
Personal Loans & Leases	1,991	4,410	-	1,557	33
Total	$668,628	$1,160,728	$-	$684,802	$7,165

		Unpaid		Average	Interest
	Recorded	Principal	Valuation	Recorded	Income
Total	Investment	Balance	Allowance	Investment	Recognized
Commercial Loans & Leases	$200,992	$322,712	$24,803	$162,602	$2,509
Commercial Real Estate	525,148	836,833	42,581	508,725	5,844
Residential Real Estate	288,301	295,412	44,925	291,393	2,486
Construction & Development	391,958	527,450	42,973	401,463	3,226
Home Equity Loans & Lines	46,287	47,669	8,370	45,052	444
Personal Loans & Leases	9,065	11,484	5,957	5,161	33
Total	$1,461,751	$2,041,560	$169,609	$1,414,396	$14,542

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

				For the Three
				Months Ended
	March 31, 2010			March 31, 2010

		Unpaid		Average
Valuation	Recorded	Principal	Valuation	Recorded
Allowance Required	Investment	Balance	Allowance	Investment
Commercial Loans & Leases	$162,978	$214,833	$39,618	$169,272
Commercial Real Estate	461,190	513,881	144,536	387,095
Residential Real Estate	339,336	344,992	76,889	323,199
Construction & Development	400,757	450,479	84,123	351,957
Home Equity Loans & Lines	43,150	46,108	11,619	44,058
Personal Loans & Leases	6,473	6,473	3,003	5,075
Total	$1,413,884	$1,576,766	$359,788	$1,280,656

		Unpaid		Average
No Valuation	Recorded	Principal	Valuation	Recorded
Allowance Required	Investment	Balance	Allowance	Investment
Commercial Loans & Leases	$85,698	$143,226	$-	$117,060
Commercial Real Estate	148,282	213,875	-	168,530
Residential Real Estate	35,321	46,163	-	26,656
Construction & Development	281,193	444,913	-	305,305
Home Equity Loans & Lines	1,424	4,499	-	475
Personal Loans & Leases	-	-	-	1,433
Total	$551,918	$852,676	$-	$619,459

		Unpaid		Average
	Recorded	Principal	Valuation	Recorded
Total	Investment	Balance	Allowance	Investment
Commercial Loans & Leases	$248,676	$358,059	$39,618	$286,332
Commercial Real Estate	609,472	727,756	144,536	555,625
Residential Real Estate	374,657	391,155	76,889	349,855
Construction & Development	681,950	895,392	84,123	657,262
Home Equity Loans & Lines	44,574	50,607	11,619	44,533
Personal Loans & Leases	6,473	6,473	3,003	6,508
Total	$1,965,802	$2,429,442	$359,788	$1,900,115

The table presented below reflects the Corporation’s credit exposure by credit quality indicator for the loan and lease portfolio:

	March 31, 2011
Credit	Commercial	Commercial	Residential	Construction	Home Equity	Personal	Total
Quality Indicators	Loans & Leases	Real Estate	Real Estate	& Development	Loans & Lines	Loans & Leases	Loans & Leases

Commercial Risk Stratum
Criticized	$2,186,163	$2,772,437	$14,757	$1,048,697	$25	$26,562	$6,048,641
Rated	2,468,950	3,179,668	6,445	496,989	1,059	32,282	6,185,393
Pass	6,377,087	5,930,683	5,924	319,789	5,459	76,587	12,715,529

Consumer Credit Score
620 or Less	-	-	654,335	94,052	565,790	81,479	1,395,656
621 - 720	-	-	1,122,571	179,781	1,087,784	303,766	2,693,902
721 or Greater	-	-	2,116,877	430,802	2,357,730	658,020	5,563,429

Not Rated	231,875	23,352	97,831	3,303	22,779	58,847	437,987

Total	$11,264,075	$11,906,140	$4,018,740	$2,573,413	$4,040,626	$1,237,543	$35,040,537

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

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

Nonaccrual loans and leases at March 31, 2011 and March 31, 2010:

	March 31, 2011	March 31, 2010
Commercial Loans & Leases	$212,552	$250,323
Commercial Real Estate	575,562	643,889
Residential Real Estate	230,103	269,487
Construction & Development	354,222	642,086
Home Equity Loans & Lines	87,819	80,048
Personal Loans & Leases	12,765	12,901
Total	$1,473,023	$1,898,734
Nonaccrual Loans Held for Sale	105,494	55,063
Total Nonaccrual Loans and Leases	$1,578,517	$1,953,797

The current and past due status of the Corporation’s loans and leases at March 31, 2011 were:

	March 31, 2011
							Loans Past
	30-59 Days	60-89 Days	90+ Days	Total		Total	Due 90+ and
	Past Due	Past Due	Past Due	Past Due	Current	Loans & Leases	still accruing
Commercial Loans & Leases	$41,202	$22,916	$69,250	$133,368	$11,150,851	$11,284,219	$-
Commercial Real Estate	134,057	96,517	229,051	459,625	11,473,287	11,932,912	-
Residential Real Estate	79,444	52,103	202,414	333,961	3,701,023	4,034,984	-
Construction & Development	85,487	41,042	222,404	348,933	2,290,114	2,639,047	-
Home Equity Loans & Lines	47,432	25,154	78,191	150,777	3,900,435	4,051,212	2,042
Personal Loans & Leases	4,777	2,538	10,330	17,645	1,220,082	1,237,727	4,499
Total Loans & Leases	$392,399	$240,270	$811,640	$1,444,309	$33,735,792	$35,180,101	$6,541
Less: Loans Held for Sale						(139,564)
Total						$35,040,537

9.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the three months ended March 31, 2011 were as follows ($000’s):

	Commercial Banking	Community Banking	Wealth Management	Others	Total
Gross amount of goodwill	$1,250,595	$609,510	$163,779	$120,777	$2,144,661
Accumulated impairment losses	(925,634)	(609,510)	-	-	(1,535,144)
Goodwill balance as of December 31, 2010	324,961	-	163,779	120,777	609,517
Activity	-	-	-	-	-
Goodwill balance as of March 31, 2011	$324,961	$-	$163,779	$120,777	$609,517

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

The changes in the carrying amount of goodwill for the three months ended March 31, 2010 were as follows ($000’s):

	Commercial Banking	Community Banking	Wealth Management	Others	Total
Gross amount of goodwill	$1,250,595	$609,510	$163,779	$120,777	$2,144,661
Accumulated impairment losses	(925,634)	(609,510)	-	-	(1,535,144)
Goodwill balance as of December 31, 2009	324,961	-	163,779	120,777	609,517
Activity	-	-	-	-	-
Goodwill balance as of March 31, 2010	$324,961	$-	$163,779	$120,777	$609,517

At March 31, 2011, the Corporation’s other intangible assets consisted of the following ($000’s):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Core deposit intangible	$216,177	$(131,248)	$84,929
Trust customers	29,315	(10,839)	18,476
Tradename	3,975	(1,677)	2,298
Other intangibles	6,190	(2,316)	3,874
	$255,657	$(146,080)	$109,577
Mortgage loan servicing rights			$847

At March 31, 2010, the Corporation’s other intangible assets consisted of the following ($000’s):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets
Core deposit intangible	$216,177	$(116,966)	$99,211
Trust customers	29,354	(8,014)	21,340
Tradename	3,975	(1,147)	2,828
Other intangibles	7,336	(3,181)	4,155
	$256,842	$(129,308)	$127,534
Mortgage loan servicing rights			$1,530

Amortization expense of other intangible assets for the three months ended March 31, 2011 and 2010 amounted to $4.3 million and $4.9 million, respectively.

Amortization of mortgage loan servicing rights amounted to $0.1 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.

The estimated amortization expense of other intangible assets and mortgage loan servicing rights for the next five fiscal years are ($000’s):

2012	$16,874
2013	14,409
2014	12,443
2015	11,380
2016	10,054

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

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

The Corporation has elected to perform the annual test for goodwill impairment as of June 30th of each year.  As a result of performing the annual test in 2010, the Corporation determined that the recorded goodwill was not impaired.  There have been no events since the annual test to indicate that it is more likely than not that the recorded goodwill had become impaired.  Other than goodwill, the Corporation did not have any other intangible assets with indefinite lives at March 31, 2011.

10.	Deposits

The Corporation's deposit liabilities consisted of the following ($000's):

	March 31,	December 31,	March 31,
	2011	2010	2010
Noninterest bearing demand	$8,305,990	$8,078,733	$7,787,831
Interest bearing:
Savings and NOW	3,777,251	4,921,951	7,373,242
Money Market	16,233,501	15,897,642	12,758,186
CD's $100,000 and over:
CD's $100,000 and over	4,406,737	4,520,979	8,691,562
Cash flow hedge - Institutional CDs	-	-	13,349
Total CD's $100,000 and over	4,406,737	4,520,979	8,704,911
Other time	4,538,170	4,675,800	5,124,930
Foreign	141,806	163,527	233,150
Total interest bearing	29,097,465	30,179,899	34,194,419
Total deposits	$37,403,455	$38,258,632	$41,982,250
11.	Derivative Financial Instruments and Hedging Activities

The following is an update of the Corporation’s use of derivative financial instruments and its hedging activities as described in its Annual Report on Form 10-K for the year ended December 31, 2010.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

The Corporation has strategies designed to confine these risks within established limits and identify appropriate risk /reward trade-offs in the financial structure of its balance sheet.  These strategies include the use of derivative financial instruments to help achieve the desired balance sheet repricing structure while meeting the desired objectives of its customers.

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

During the second quarter of 2010 the Corporation began originating residential mortgage loans for sale to the secondary market on a mandatory basis. In conjunction with these activities, the Corporation elected to account for the loans held for sale on a mandatory basis at fair value and economically hedge the change in fair value of both the loan commitments and funded loans held for sale on a mandatory basis with To Be Announced (“TBA”) forward contracts on agency securities. The economic hedges are not intended to qualify for the special hedge accounting prescribed by the Derivative and Hedging Topic of the Codification.  The activity for the three months ended March 31, 2011 was not significant.

The Corporation originates certain residential real estate loans that are intended to be sold to the secondary market. In conjunction with these activities, the Corporation enters into commitments to originate residential real estate loans whereby the interest rate of the loan is determined prior to funding (“interest rate lock”) which are considered freestanding derivatives.  Interest rate locks and funded held for sale residential mortgage loans are subject to interest rate risk between the date of the interest rate lock and the date loans are sold to the secondary market.  To economically hedge interest rate risk, the Corporation enters into TBA forward contracts on agency securities. The interest rate locks, funded mortgage loans held for sale and TBA forward contracts are carried at fair value with changes in fair value included in gain on sale of mortgage loans which is reported in Other income in the Consolidated Statements of Income.  The fair value of interest rate locks, funded mortgage loans held for sale and TBA forward contracts are based on current secondary market prices for underlying loans with similar interest rates, maturities and credit quality.  The fair value of interest rate locks is subject to the anticipated probability that the loans will fund within the terms of the loan commitments.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

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

Visa

On March 31, 2011, Visa, Inc. (“Visa”) announced that it had deposited an additional $400 million into the litigation escrow account.  Despite the additional funding, Visa did not provide any updates about the litigation matters that would change the Corporation’s estimate of the fair value of the litigation settlement amount. As a result of the deposit, the conversion ratio of Visa Class B common stock to Visa Class A common stock decreased from 0.5102 to 0.4881.  As permitted under the by-laws of Visa, the Corporation sold its shares of Visa Class B common stock to a qualified purchaser (“purchaser”) in 2009.  Concurrently with the sale, the Corporation and the purchaser entered into a derivative transaction whereby the Corporation will make cash payments to the purchaser whenever the conversion ratio is reset to an amount less than 0.6296.  On April 18, 2011, the Corporation made a $1.7 million payment to the purchaser.

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

At March 31, 2011, the maximum potential amount of future payments (undiscounted) that the Corporation, as a protection seller, could be required to make under the credit protection derivative amounted to $4.3 million, of which $0.7 million matures within one year and $3.6 million matures in one to five years.  The fair value of the credit protection was immaterial at March 31, 2011 and is included in the Accrued Expenses and Other Liabilities category of the Corporation’s Consolidated Balance Sheets.

At March 31, 2011, the maximum potential amount of future receivables that the Corporation, as a protection purchaser, may be eligible to receive under the credit protection derivative amounted to $2.7 million, of which $1.7 million matures in one to five years and $1.0 million matures in five to ten years.  At March 31, 2011, the fair value of the credit protection derivative was immaterial.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

The following tables summarize the balance sheet category and fair values of trading instruments and other free standing derivatives not designated as hedging instruments:

	Notional		Fair
	Amount		Value
March 31, 2011	($ in millions)	Balance Sheet Category	($ in millions)
Assets:
Interest rate contracts - swaps	$4,012.2	Trading assets	$196.0
Interest rate contracts - purchased interest rate caps	161.7	Trading assets	0.7
Equity derivative contracts - equity indexed CDs	94.0	Trading assets	9.1
Total assets			$205.8

Liabilities:
Interest rate contracts - swaps	$3,627.2	Accrued expenses and other liabilities	$170.6
Interest rate contracts - sold interest rate caps	161.7	Accrued expenses and other liabilities	0.7
Equity derivative contracts - equity indexed CDs	93.4	Accrued expenses and other liabilities	9.1
Equity derivative contracts - Visa	1.0	Accrued expenses and other liabilities	6.1
Total liabilities			$186.5
Net positive fair value impact			$19.3

	Notional		Fair
	Amount		Value
March 31, 2010	($ in millions)	Balance Sheet Category	($ in millions)
Assets:
Interest rate contracts - swaps	$4,550.3	Trading assets	$222.9
Interest rate contracts - purchased interest rate caps	151.5	Trading assets	1.3
Equity derivative contracts - equity indexed CDs	94.7	Trading assets	8.5
Total assets			$232.7

Liabilities:
Interest rate contracts - swaps	$4,272.1	Accrued expenses and other liabilities	$193.6
Interest rate contracts - sold interest rate caps	135.4	Accrued expenses and other liabilities	1.3
Equity derivative contracts - equity indexed CDs	94.2	Accrued expenses and other liabilities	8.4
Equity derivative contracts - Visa	1.0	Accrued expenses and other liabilities	11.6
Total liabilities			$214.9
Net positive fair value impact			$17.8

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

The following tables summarize the income statement categories of the gain or (loss) recognized in income on trading instruments and other free standing derivatives not designated as hedging instruments:

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Category of Gain or	($ in millions)
	(Loss) Recognized in	Three Months Ended March 31,
	Income on Derivative	2011	2010
Interest rate contracts:
Interest rate swaps	Other income - Other	$(0.0)	$0.8
Purchased interest rate caps	Other income - Other	(0.1)	(0.1)
Sold interest rate caps	Other income - Other	0.1	0.1
Interest rate lock commitments	Other income - Gain on sale of mortgage loans	(0.5)	-
TBA forward contracts - agency securities	Other income - Gain on sale of mortgage loans	(0.8)	-

Equity contracts:
Equity-indexed CDs	Other income - Other	(0.0)	(0.0)
Visa	Other income - Other	-	-

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

The following tables summarize the balance sheet category and fair values of derivatives designated as hedging instruments:

						Weighted
			Notional		Fair	Average
			Amount		Value	Remaining
March 31, 2011	Derivative Type	Hedged Item	($ in millions)	Balance Sheet Category	($ in millions)	Term (Years)
Liabilities
Interest rate contracts:
Receive fixed rate swaps	Fair Value	Institutional CDs	$25.0	Deposits	$(0.3)	25.2
Receive fixed rate swaps	Fair Value	Brokered bullet CD's	185.1	Deposits	(10.0)	2.5
Receive fixed rate swaps	Fair Value	Callable CDs	1,541.6	Deposits	4.3	14.3
Pay fixed rate swaps	Cash Flow	FHLB advances	500.0	Long-term borrowings	26.3	1.2
Receive fixed rate swaps	Fair Value	FHLB advances	280.0	Long-term borrowings	(7.2)	1.4
Pay fixed rate swaps	Cash Flow	Floating rate bank notes	73.8	Long-term borrowings	0.7	0.2
Receive fixed rate swaps	Fair Value	Fixed rate bank notes	520.0	Long-term borrowings	(13.5)	4.0
Receive fixed rate swaps	Fair Value	Medium term notes	6.4	Long-term borrowings	0.3	16.9
Total liabilities					$0.6
Net negative fair value impact					$(0.6)

						Weighted
			Notional		Fair	Average
			Amount		Value	Remaining
March 31, 2010	Derivative Type	Hedged Item	($ in millions)	Balance Sheet Category	($ in millions)	Term (Years)
Liabilities
Interest rate contracts:
Receive fixed rate swaps	Fair Value	Institutional CDs	$25.0	Deposits	$(1.3)	26.2
Receive fixed rate swaps	Fair Value	Brokered bullet CD's	204.9	Deposits	(10.4)	3.2
Receive fixed rate swaps	Fair Value	Callable CDs	4,972.1	Deposits	4.6	14.2
Pay fixed rate swaps	Cash Flow	Institutional CDs	250.0	Deposits	13.3	1.1
Pay fixed rate swaps	Cash Flow	FHLB advances	800.0	Long-term borrowings	64.2	2.3
Receive fixed rate swaps	Fair Value	FHLB advances	280.0	Long-term borrowings	(7.1)	2.4
Pay fixed rate swaps	Cash Flow	Floating rate bank notes	78.8	Long-term borrowings	4.4	1.2
Receive fixed rate swaps	Fair Value	Fixed rate bank notes	590.0	Long-term borrowings	(5.0)	5.2
Receive fixed rate swaps	Fair Value	Medium term notes	6.6	Long-term borrowings	0.0	17.9
Total liabilities					$62.7
Net negative fair value impact					$(62.7)

The effect of fair value hedges on the Consolidated Statements of Income for the three months ended March 31, 2011 and 2010 was as follows ($ in millions):

	Category of Gain (Loss)			Category of Gain (Loss)
	Recognized in Income	Amount of Gain (Loss) Recognized in		Recognized in Income	Amount of Gain (Loss) Recognized in
Interest rate contracts	on Derivative	Income on Derivative (a)		on Hedged Item	Income on Hedged Item (b)
		Three Months Ended March 31,			Three Months Ended March 31,
		2011	2010		2011	2010
	Interest expense:			Interest expense:
	Deposits:			Deposits:
Receive fixed rate swaps	Institutional CDs	$0.1	$0.4	Institutional CDs	$0.3	$(0.0)
Receive fixed rate swaps	Callable CDs	(2.4)	120.3	Callable CDs	19.6	(61.0)
Receive fixed rate swaps	Brokered Bullet CDs	(0.3)	3.4	Brokered Bullet CDs	2.0	(1.7)
	Long-term borrowings:			Long-term borrowings:
Receive fixed rate swaps	FHLB advances	0.2	4.5	FHLB advances	1.4	(2.9)
Receive fixed rate swaps	Fixed rate bank notes	(1.5)	24.0	Fixed rate bank notes	5.9	(18.5)
Receive fixed rate swaps	Medium term notes	(0.0)	0.1	Medium term notes	-	(0.1)
	Other	-	-	Other	-	0.1
	Total	$(3.9)	$152.7	Total	$29.2	$(84.1)

(a)
Included in the amount of gain or (loss) recognized in income on derivative is net derivative interest income, which totaled $24.3 million and $68.3 million for the three months ended March 31, 2011 and 2010, respectively.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

The effect of cash flow hedges for the three months ended March 31, 2011 was as follows ($ in millions):

Three Months Ended March 31, 2011
	Amount of Gain (Loss) Recognized			Category of Amount Reclassified	Amount Reclassified from
Derivatives in Cash Flow	in OCI on Derivative			From Accumulated OCI into Earnings	Accumulated OCI into Earnings
Hedging Relationships	(Effective Portion)			(Effective Portion)	(Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest rate contracts
Long-term borrowings:				Long-term borrowings:
FHLB advances	$0.1	$0.1	$0.2	FHLB advances	$9.3	$(3.5)	$5.8
Floating rate bank notes	-	-	-	Floating rate bank notes	0.9	(0.3)	0.6
Other	-	-	-	Other (1)	0.1	-	0.1
	$0.1	$0.1	$0.2		$10.3	$(3.8)	$6.5

(1)	Represents amortization related to the termination of swaps.

The effect of cash flow hedges for the three months ended March 31, 2010 was as follows ($ in millions):

Three Months Ended March 31, 2010
	Amount of Gain (Loss) Recognized			Category of Amount Reclassified	Amount Reclassified from
Derivatives in Cash Flow	in OCI on Derivative			From Accumulated OCI into Earnings	Accumulated OCI into Earnings
Hedging Relationships	(Effective Portion)			(Effective Portion)	(Effective Portion)
	Gross	Tax	Net		Gross	Tax	Net
Interest rate contracts				Interest rate contracts
Deposits:				Deposits:
Institutional CDs	$(3.2)	$1.2	$(2.0)	Institutional CDs	$3.2	$(1.2)	$2.0
Long-term borrowings:				Long-term borrowings:
FHLB advances	(23.3)	8.7	(14.6)	FHLB advances	10.8	(4.0)	6.8
Floating rate bank notes	(2.6)	0.9	(1.7)	Floating rate bank notes	2.8	(1.1)	1.7
Other	-	-	-	Other (1)	0.1	(0.0)	0.1
	$(29.1)	$10.8	$(18.3)		$16.9	$(6.3)	$10.6

(1)	Represents amortization related to the termination of swaps.

The gain recognized in income representing the ineffective portion of the hedging relationships and excluded from the assessment of hedge effectiveness was not material for the three months ended March 31, 2011 and 2010, respectively. The estimated net loss to be reclassified from accumulated other comprehensive income related to cash flow hedges in the next twelve months is approximately $29.0 million.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

Net periodic postretirement benefit cost for the three months ended March 31, 2011 and 2010 included the following components ($000’s):

	Three Months Ended March 31,
	2011	2010
Service cost	$205	$222
Interest cost on APBO	770	855
Expected return on plan assets	(500)	(446)
Prior service amortization	(560)	(559)
Net periodic postretirement benefit cost	$(85)	$72

Benefit payments and expenses, net of participant contributions, for the three months ended March 31, 2011 amounted to $1.2 million.

The funded status, which is the accumulated postretirement benefit obligation net of fair value of plan assets, as of March 31, 2011 is as follows ($000’s):

Total funded status, December 31, 2010	$24,512
Service cost	205
Interest cost on APBO	770
Expected return on plan assets	(500)
Employer contributions/payments	(1,243)
Subsidy (Medicare Part D)	210
Total funded status, March 31, 2011	$23,954

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
March 31, 2011 & 2010 (Unaudited)

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

Total Net interest income and Other income by type in Others consist of the following ($ in millions):

	Three Months Ended
	March 31,
	2011	2010
Capital Markets Division	$10.2	$12.3
National Consumer Banking Division	27.2	36.2
Administrative & Other	14.6	15.0
Others	71.7	65.3
Total	$123.7	$128.8

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

	Three Months Ended March 31, 2011 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$213.3	$195.3	$17.3	$(110.2)	$43.3	$(6.9)	$(5.4)	$346.7
Provision for loan and lease losses	227.0	130.2	10.4	-	51.2	-	-	418.8
Net interest income after provision for loan and lease losses	(13.7)	65.1	6.9	(110.2)	(7.9)	(6.9)	(5.4)	(72.1)
Other income	23.7	45.9	75.5	10.8	80.4	28.8	(78.6)	186.5
Other expense	55.3	169.5	68.2	6.6	89.6	15.4	(78.9)	325.7
Income (loss) before income taxes	(45.3)	(58.5)	14.2	(106.0)	(17.1)	6.5	(5.1)	(211.3)
Provision (benefit) for income taxes	(18.1)	(23.4)	5.2	(42.4)	(10.6)	(0.3)	(5.4)	(95.0)
Net income (loss)	(27.2)	(35.1)	9.0	(63.6)	(6.5)	6.8	0.3	(116.3)
Less: Noncontrolling interest	-	-	-	-	-	-	(0.3)	(0.3)
Segment income (loss)	$(27.2)	$(35.1)	$9.0	$(63.6)	$(6.5)	$6.8	$-	$(116.6)

Identifiable assets	$18,633.0	$12,917.9	$1,380.3	$10,981.8	$6,003.4	$7,000.6	$(7,276.1)	$49,640.9

	Three Months Ended March 31, 2010 ($ in millions)
							Eliminations,
	Commercial	Community	Wealth			Corporate	Reclassifications
	Banking	Banking	Management	Treasury	Others	Overhead	& Adjustments	Consolidated
Net interest income	$230.6	$186.2	$17.7	$(74.2)	$55.5	$(6.7)	$(5.7)	$403.4
Provision for loan and lease losses	223.5	133.0	12.3	-	89.3	-	-	458.1
Net interest income after provision for loan and lease losses	7.1	53.2	5.4	(74.2)	(33.8)	(6.7)	(5.7)	(54.7)
Other income	21.9	86.6	69.8	21.0	73.3	34.6	(85.5)	221.7
Other expense	63.0	180.3	63.2	17.6	94.2	33.2	(85.9)	365.6
Income (loss) before income taxes	(34.0)	(40.5)	12.0	(70.8)	(54.7)	(5.3)	(5.3)	(198.6)
Provision (benefit) for income taxes	(13.6)	(16.2)	4.9	(28.3)	(23.7)	(1.0)	(5.7)	(83.6)
Net income (loss)	(20.4)	(24.3)	7.1	(42.5)	(31.0)	(4.3)	0.4	(115.0)
Less: Noncontrolling interest	-	-	-	-	-	-	(0.4)	(0.4)
Segment income (loss)	$(20.4)	$(24.3)	$7.1	$(42.5)	$(31.0)	$(4.3)	$-	$(115.4)

Identifiable assets	$22,110.6	$15,549.2	$1,593.8	$10,324.0	$7,248.1	$7,864.3	$(8,120.6)	$56,569.4

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

14.	Guarantees

Trust Preferred Securities

In connection with the acquisitions of Gold Banc, Trustcorp, Excel and First Indiana, the Corporation acquired all of the common interests in the trusts that issued cumulative preferred capital securities which are supported by junior subordinated deferrable interest debentures.  The full guarantees were assumed by M&I.

During the first quarter of 2011, the Corporation redeemed the $38.0 million of Gold Banc Trust IV and the $15.0 million of Trustcorp Statutory Trust I trust preferred debt securities at a loss.  The Corporation redeemed the remaining two issues of trust preferred securities in April 2011.

Securities Lending

As a part of securities custody activities and at the direction of its clients, the Corporation’s Wealth Management segment lends securities owned by its clients to borrowers who have been evaluated for credit risk in a manner similar to that employed in making lending decisions.  In connection with these activities, M&I Trust has issued an indemnification against loss resulting from the default by a borrower under the master securities loan agreement due to the failure of the borrower to return loaned securities when due.  The borrowing party is required to fully collateralize securities received with cash or marketable securities.  As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest and the collateral is revalued on a daily basis.  The amount of securities loaned subject to indemnification was $5.3 billion at March 31, 2011, $5.4 billion at December 31, 2010 and $6.0 billion at March 31, 2010.  Because of the requirement to fully collateralize securities borrowed, management believes that exposure to credit loss from this activity is remote and there are no liabilities reflected on the Consolidated Balance Sheets at March 31, 2011, December 31, 2010 and March 31, 2010 related to these indemnifications.

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

As explained in Note 16 - Subsequent Events, in Notes to Financial Statements, the Corporation and BMO have entered into a definitive merger agreement under which BMO will acquire all outstanding shares of common stock of the Corporation in a stock-for-stock transaction, which is referred to as the “pending merger.”

Eight putative class action complaints have been filed in the Circuit Court of Milwaukee County, Wisconsin against the Corporation, its directors, and BMO challenging the merger:  Berens v. Marshall & Ilsley Corp., et al., Case No. 10CV021273 (filed Dec. 20, 2010); Ohlgart v. Marshall & Ilsley Corp., et al., Case No. 10CV021485 (filed Dec. 22, 2010); Sayeg v. Marshall & Ilsley Corp., et al., Case No. 10CV021622 (filed Dec. 22, 2010); Schindler v. Marshall & Ilsley Corp., et al., Case No. 10CV021528 (filed Dec. 27, 2010); Stadler v. Marshall & Ilsley Corp., et al., Case No. 10CV021676 (filed Dec. 28, 2010); Onwudebe v. Marshall & Ilsley Corp., et al., Case No. 10CV021742 (filed Dec. 28, 2010); Anthony v. Marshall & Ilsley Corp., et al., Case No. 11CV000338 (filed Jan. 6, 2011); and Drummond v. Marshall & Ilsley Corp., et al., Case No. 11CV000380 (filed Jan. 7, 2011).  Each of these complaints names the Corporation and the members of the Corporation’s board of directors as defendants and alleges that the Corporation’s directors breached their fiduciary duties to the Corporation’s shareholders by approving the merger following a flawed process that resulted in an unfair price to the Corporation’s shareholders.  The complaints also variously allege that the directors approved provisions in the merger agreement and the related stock option agreement that constitute impermissible deal protection devices and that certain officers and directors of the Corporation will receive personal benefits from the merger not shared in by other shareholders of the Corporation.  Each of the complaints except the Onwudebe action also names BMO as a defendant and alleges that BMO aided and abetted the alleged breach of fiduciary duty.  In addition, the Anthony action names Gregory A. Smith, the Corporation’s Senior Vice President and Chief Financial Officer, as a defendant and alleges that Mr. Smith breached fiduciary duties to the Corporation’s shareholders.  On February 10, 2011, the Schindler and Sayeg plaintiffs filed amended complaints, and on February 14, 2011, the Berens plaintiff filed an amended complaint.  The amended complaints all add allegations that the registration statement on Form F-4 in connection with the pending merger contains materially misleading misrepresentations and/or omissions.  On April 6, 2011, the Wisconsin state court issued its order to consolidate the eight actions and appointed the counsel for the plaintiffs.

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

Two putative class actions challenging the merger have also been filed in the United States District Court for the Eastern District of Wisconsin:  Fruchter v. Marshall & Ilsley Corp., et al., No. 10-cv-01157 (filed Dec. 22, 2010), and Folisi v. Marshall & Ilsley Corp., et al., No. 11-cv-00025 (filed Jan. 11, 2011).  These complaints allege that the Corporation and its directors breached fiduciary duties to the Corporation’s shareholders by approving the merger following a flawed process that resulted in an unfair price to the Corporation’s shareholders and that the merger will result in personal benefits to certain directors and officers of the Corporation.  The complaints further allege that BMO aided and abetted these alleged breaches.  On March 15, 2011, the federal court consolidated the Fruchter and Folisi actions into a single proceeding.  An amended complaint was filed in the Folisi action on April 5, 2011 adding claims that allege inadequate disclosures regarding the merger agreement, the transactions contemplated thereby and the process leading up to the execution of the merger agreement and in the preliminary prospectus/proxy statement that are part of the registration statement on Form F-4.

All ten lawsuits seek, among other things, to enjoin completion of the merger and an award of costs and attorneys’ fees.  Certain of the actions also seek the imposition of a constructive trust for benefits allegedly improperly received by the defendants and/or an accounting of damages sustained as a result of the alleged breaches of fiduciary duty.

At this stage of the lawsuits described above, it is not possible for management of the Corporation to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. The Corporation intends to vigorously defend these lawsuits.

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

MARSHALL & ILSLEY CORPORATION
Notes to Financial Statements - Continued
March 31, 2011 & 2010 (Unaudited)

In June 2010, M&I Marshall & Ilsley Bank ("M&I Bank") was named as a defendant in a putative class action alleging that M&I Bank’s posting of debit card transactions is a breach of the implied obligation of good faith and fair dealing, is a breach of the Wisconsin Consumer Act, is unconscionable, constitutes conversion, and unjustly enriches the Corporation. The plaintiffs allege that the daily high to low postings of debit card entries, rather than chronological postings, results in excessive overdraft fees.  The plaintiffs seek to represent a nationwide class for all of the claims except that involving the Wisconsin Consumer Act, for which it seeks to represent a class of Wisconsin customers of M&I Bank. The lawsuit, while initially filed in the United States District Court for the Middle District of Florida, has been transferred for pretrial purposes in a multi-district litigation (“MDL”) proceeding in the Southern District of Florida, in which numerous other putative class actions against financial institutions asserting similar claims are pending.  The consolidation in the MDL is for pre-trial discovery and motion proceedings.  M&I Bank filed a motion to compel the two plaintiffs to arbitrate the dispute.  This motion was denied in an order dated April 7, 2011, and M&I Bank has appealed the order.  At this stage of the lawsuit, it is not possible for management of the Corporation to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time.  M&I Bank intends to vigorously defend this lawsuit.

16.	Subsequent Events

On December 17, 2010, the Corporation and BMO entered into a definitive merger agreement pursuant to which BMO will acquire all outstanding shares of common stock of the Corporation in a stock-for-stock transaction, which is referred to as the “pending merger.”  The pending merger is expected to close prior to July 31, 2011, subject to customary closing conditions, including regulatory approvals and approval by the Corporation’s shareholders.

The registration statement on Form F-4 filed with the SEC by BMO in connection with the pending merger was declared effective by the SEC as of April 8, 2011.  The definitive proxy statement/prospectus relating to the pending merger was filed by both BMO and the Corporation on April 12, 2011, and was first mailed to the Corporation’s shareholders on or about April 14, 2011.

The special meeting of the Corporation’s shareholders, at which the Corporation’s shareholders will vote on the approval of the merger agreement and the transactions it contemplates, as well as a proposal to adjourn the special meeting, if necessary or appropriate, to solicit additional proxies if there are not sufficient votes to approve the merger agreement proposal, is scheduled to take place on May 17, 2011.  The Corporation’s board of directors fixed the close of business on April 11, 2011 as the record date for determining the holders of the Corporation’s common stock entitled to receive notice of and to vote at the special meeting.

On April 26, 2011, the Corporation announced that its Board of Directors declared a second quarter cash dividend of $0.01 per share on its common stock.  The dividend is payable on May 27, 2011 to common stock shareholders of record as of the close of business on May 12, 2011.

In addition, the Board of Directors declared a regular quarterly cash dividend of $21.4 million in the aggregate on its Senior Preferred Stock, Series B.  The Senior Preferred Stock, Series B was purchased by the U.S. Treasury as part of the U.S. Treasury’s Capital Purchase Program.  The Preferred Stock dividend is payable on May 16, 2011.

Consistent with the Corporation’s stated goal of improving its funding profile, on April 1, 2011, the Corporation repaid $1.7 billion of brokered money market deposits. This transaction enabled the Corporation to redeploy its excess liquidity and is expected to improve its funding profile and future profitability.  No gain or loss was recognized in this transaction.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARSHALL & ILSLEY CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS
($000’s)

	Three Months Ended March 31,
	2011	2010
Assets
Cash and due from banks	$563,303	$687,090
Trading assets	241,531	252,948
Short-term investments	2,805,455	1,721,227
Investment securities:
Taxable	5,991,219	6,551,152
Tax-exempt	804,968	902,793
Total investment securities	6,796,187	7,453,945
Loans and leases:
Loans and leases, net of unearned income	36,409,989	43,533,538
Allowance for loan and lease losses	(1,389,746)	(1,535,406)
Net loans and leases	35,020,243	41,998,132
Premises and equipment, net	525,089	562,873
Accrued interest and other assets	4,555,145	4,417,793
Total Assets	$50,506,953	$57,094,008

Liabilities and Equity
Deposits:
Noninterest bearing	$8,255,452	$7,819,285
Interest bearing	29,611,143	34,091,210
Total deposits	37,866,595	41,910,495
Federal funds purchased and security repurchase agreements	263,529	714,312
Other short-term borrowings	12,125	300,591
Long-term borrowings	5,013,646	6,231,918
Accrued expenses and other liabilities	966,108	927,298
Total Liabilities	44,122,003	50,084,614
Equity
Marshall & Ilsley Corporation shareholders' equity	6,373,964	6,998,186
Noncontrolling interest in subsidiaries	10,986	11,208
Total Equity	6,384,950	7,009,394
Total Liabilities and Equity	$50,506,953	$57,094,008

OVERVIEW

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

Pursuant to the agreement, the Corporation redeemed all four of its outstanding issues of junior preferred debt securities (trust preferred securities) as of May 10, 2011.

In connection with the agreement, the Corporation issued to BMO an option, exercisable under certain circumstances, to purchase up to 19.7% of the Corporation’s common stock.

A registration statement on Form F-4 was filed with the SEC by BMO in connection with the pending merger and was declared effective by the SEC as of April 8, 2011.  The definitive proxy statement/prospectus relating to the pending merger was filed by both BMO and the Corporation on April 12, 2011, and was first mailed to the Corporation’s shareholders on or about April 14, 2011.

The special meeting of the Corporation’s shareholders, at which the Corporation’s shareholders will vote on the approval of the merger agreement and the transactions it contemplates, as well as a proposal to adjourn the special meeting, if necessary or appropriate, to solicit additional proxies if there are not sufficient votes to approve the merger agreement proposal, is scheduled to take place on May 17, 2011.  The Corporation’s board of directors fixed the close of business on April 11, 2011 as the record date for determining the holders of the Corporation’s common stock entitled to receive notice of and to vote at the special meeting.

For the three months ended March 31, 2011, the net loss attributable to the Corporation’s common shareholders amounted to $142.0 million or $0.27 per diluted common share compared to the net loss attributable to the Corporation’s common shareholders of $140.5 million or $0.27 per diluted common share for the three months ended March 31, 2010.

The net loss attributable to the Corporation’s common shareholders for the three months ended March 31, 2011 and 2010 includes $25.4 million and $25.2 million, or $0.05 per diluted common share in each respective period for dividends on the Senior Preferred Stock.

Credit quality-related charges continued to be the primary driver of the Corporation’s financial performance in each of the three months ended March 31, 2011 and 2010.  For the three months ended March 31, 2011, the provision for loan and lease losses amounted to $418.8 million, which on an after-tax basis was approximately $263.8 million or $0.50 per diluted common share.  By comparison, the provision for loan and lease losses in the first quarter of 2010 amounted to $458.1 million, which on an after-tax basis was approximately $288.6 million or $0.55 per diluted common share.  On a linked-quarter basis, the provision for loan and lease losses in the first quarter of 2011 declined $10.3 million or 2.4% compared to the fourth quarter of 2010.

Net gains and losses associated with loans available for sale (other than mortgage loans originated for sale) are reported in other income in the Consolidated Statements of Income. For the three months ended March 31, 2011, net gains amounted to $0.7 million, which, on an after-tax basis, was approximately $0.4 million.  By comparison, net losses, which primarily consisted of write-downs associated with loans available for sale, amounted to $7.2 million, which on an after-tax basis, was approximately $4.6 million, or $0.01 per diluted common share for the three months ended March 31, 2010.

Nonaccrual loans and leases, which the Corporation refers to as nonperforming loans, decreased $375.3 million or 19.2% at March 31, 2011 compared to March 31, 2010. The reported amount of nonperforming loans was relatively unchanged at March 31, 2011 compared to December 31, 2010. The highest reported point of nonperforming loans at any quarter-end in the prior two years was $2,416.1 million at June 30, 2009.  Since June 30, 2009, nonperforming loans declined $837.6 million or 34.7% and amounted to $1,578.5 million at March 31, 2011.  The elevated levels of nonperforming loans reflect the elevated levels of unemployment and the weak national real estate markets.  In addition, the amount of impairment, which affects charge-offs and the level of the allowance for loans and leases, remained elevated due to the depressed state of underlying real estate collateral values.

The amount of loans and leases that went into nonperforming status in the first quarter of 2011 amounted to $789.6 million. Commercial real estate loans and loans to bank holding companies represented approximately 47.6% of the total loans that were transferred from accruing status to nonperforming status during the first quarter of 2011. The amount of loans and leases that went into nonperforming status amounted to $637.6 million in the fourth quarter of 2010 and $674.0 million in the first quarter of 2010.

Loans past due 30-89 days, excluding credit card loans, student loans and loans in nonperforming status, which the Corporation refers to as “early stage delinquencies”, decreased $92.5 million or 17.3% at March 31, 2011 compared to March 31, 2010 but increased $9.7 million or 2.2% compared to December 31, 2010.  At March 31, 2011, early stage delinquencies were 1.3% of total loans and leases compared to 1.2% at December 31, 2010.

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

Accruing renegotiated loans amounted to $514.9 million at March 31, 2011 compared to $548.4 million at December 31, 2010, a decrease of $33.5 million or 6.1%. That decrease reflects, in part, the impact of the annual transfer of certain accruing renegotiated loans to performing status which was offset by new loans classified as accruing renegotiated loans.

The allowance for loan and lease losses amounted to $1,374.1 million or 3.91% of total loans and leases outstanding at March 31, 2011 compared to $1,387.6 million or 3.75% at December 31, 2010 and $1,515.2 million or 3.55% at March 31, 2010.  Net charge-offs amounted to $432.3 million or 4.82% of average loans and leases for the three months ended March 31, 2011 compared to $429.7 million or 4.40% of average loans and leases for the three months ended December 31, 2010 and $423.4 million or 3.94% of average loans and leases for the three months ended March 31, 2010.  On a linked-quarter basis, the amount of net charge-offs reported for the first quarter of 2011 was relatively unchanged compared to the fourth quarter of 2010.

Net interest income contracted 6.4% in the first quarter of 2011 compared to the fourth quarter of 2010 and contracted 14.1% in the first quarter of 2011 compared to the first quarter of 2010. The net interest income benefit from the growth in transaction deposits, favorable shift in deposit types and lower term funding costs were more than offset by continued loan contraction, lower yields on new investment securities that replaced investment securities sold at a gain throughout 2010 and maintenance of higher balances in cash and lower yielding short-term investments.

Sales growth in both personal and institutional trust business lines resulted in higher wealth management revenue in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 as well as on a linked-quarter basis.

During the first quarter of 2011, the Corporation realized gains on private equity investments that are included in Net investment securities gains for the three months ended March 31, 2011. During the first quarter of 2010, the Corporation sold its merchant portfolio processing at a gain. This gain is reported as Sale of merchant portfolio processing in the Corporation’s Consolidated Statements of Income for the three months ended March 31, 2010. The results of operations for the three months ended March 31, 2010 also reflect the extinguishment of existing long-term borrowings at a gain.  This gain is reported in Gain on termination of debt in the Corporation’s Consolidated Statements of Income.

Noninterest expense for the three months ended March 31, 2011 and the three months ended March 31, 2010 remained at elevated levels due to the increased costs associated with collection efforts and carrying nonperforming assets.

The estimated expense associated with collection efforts and carrying nonperforming assets, net of related revenue, amounted to $27.1 million for the first quarter of 2011, $44.5 million for the fourth quarter of 2010 and $40.4 million for the first quarter of 2010. On an after-tax basis, that net expense amounted to $17.1 million or $0.03 per diluted common share in the first quarter of 2011, $28.0 million or $0.05 per diluted common share in the fourth quarter of 2010 and $25.5 million or $0.05 per diluted common share in the first quarter of 2010.  The decrease in net expense associated with collection efforts and carrying nonperforming assets in the three comparative periods was primarily due to improved results from the sale of other real estate owned (“OREO”) and lower post-transfer write-downs on OREO.

During the first quarter of 2011 the Corporation redeemed two of its four outstanding issues of trust preferred debt securities at a loss. The loss is reported in Other expense in the Consolidated Statements of Income as Loss on Termination of Debt for the three months ended March 31, 2011.

In conjunction with its activities to re-align the Corporation’s funding profile, during 2010 the Corporation selectively exercised its call option associated with brokered certificates of deposit (“CDs”) to redeem those CDs at par.  In conjunction with these activities, the Corporation incurred a non-cash charge to write-off the unamortized issuance costs attributable to those brokered CDs that were redeemed.  The loss is reported in Other expense in the Consolidated Statements of Income as Loss on brokered CDs for the three months ended March 31, 2010.

At March 31, 2011, the Corporation’s Tier 1 regulatory capital ratio was 10.95%, or $1.9 billion in excess of well capitalized under the Federal Reserve Board’s regulatory framework.  To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%.

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

All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law.  Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements.  Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 and as may be described from time to time in the Corporation’s subsequent SEC filings.

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

Bank capital.  The Collins Amendment in the Dodd-Frank Act affects the capital requirements for commercial banks, and includes a phased-in exclusion of trust preferred securities as an element of Tier 1 capital for certain bank holding companies.  Bank holding companies such as the Corporation with total assets of $15 billion or more have three years to phase-out trust preferred securities from their Tier 1 capital, beginning January 1, 2013.  At May 10, 2011, the Corporation had no trust preferred securities outstanding.  Preferred stock issued to the U.S. Treasury under the Capital Purchase program is exempt from the Collins Amendment and is permanently includible in Tier 1 capital for all bank holding companies.

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

OTHER NOTEWORTHY TRANSACTIONS AND EVENTS

Some of the other more noteworthy transactions and events that occurred in the three months ended March 31, 2011 and 2010 consisted of the following:

First Quarter 2011

During the first quarter of 2011, the Corporation redeemed the $38.0 million of Gold Banc Trust IV and the $15.0 million of Trustcorp Statutory Trust I trust preferred debt securities at a loss.  The securities were redeemed pursuant to the merger agreement with BMO, which requires the Corporation to redeem all four of its outstanding issues of junior preferred debt securities (trust preferred securities) prior to the closing of the merger with BMO. The Corporation redeemed the remaining two issues of trust preferred securities in April 2011. The loss on the trust preferred securities redeemed during the first quarter of 2011 amounted to $0.8 million and is reported in Other expense in the Consolidated Statements of Income as Loss on Termination of Debt. On an after-tax basis, the loss amounted to $0.5 million.

First Quarter 2010

During the first quarter of 2010, the Corporation sold its merchant portfolio processing.  Like other bank holding companies, the Corporation determined that processing, clearing, settlement and related services with respect to credit card and debit card transactions with merchants was not a material source of revenue or part of the Corporation’s core operating activities.  The gain which is reported in Other Income as Sale of merchant portfolio processing in the Consolidated Statements of Income amounted to $48.3 million which, on an after-tax basis, amounted to $30.4 million or $0.06 per diluted common share.

During the first quarter of 2010, health care reform legislation was enacted.  Among other matters, this legislation contained provisions that affected the accounting for retiree prescription drug coverage.  The reported benefit for income taxes for the three months ended March 31, 2010 includes an incremental income tax expense of $4.1 million or $0.01 per diluted common share that was recorded for the write-off of deferred tax assets to reflect the change in the tax treatment of the Medicare Part D federal subsidy as a result of that enacted legislation.

NET INTEREST INCOME

Net interest income is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities.

Net interest income for the first quarter of 2011 amounted to $346.7 million compared to $403.5 million reported for the first quarter of 2010, a decrease of $56.8 million or 14.1%.  The benefits from growth in transaction deposits,  the favorable shift in deposit types and lower term funding costs were more than offset by the continued contraction in loan balances, elevated levels of nonperforming assets, maintenance of higher balances in cash and lower yielding short-term investments and reduced yields on new investment securities that replaced investment securities sold at a gain throughout 2010.

Average interest earning assets amounted to $46.3 billion for the first quarter of 2011, a decrease of $6.7 billion or 12.7% compared to the first quarter of 2010.  Average loans and leases decreased $7.1 billion or 16.4% and average investment securities decreased $0.7 billion or 8.8% in the first quarter of 2011 compared to the first quarter of 2010.  Average short-term investments increased $1.1 billion in the first quarter of 2011 compared to the first quarter of 2010.  Average trading assets were relatively unchanged in the first quarter of 2011 compared to the first quarter of 2010.

Average interest bearing liabilities amounted to $34.9 billion for the first quarter of 2011, a decrease of $6.4 billion or 15.6% compared to the first quarter of 2010.  Average interest bearing deposits decreased $4.5 billion or 13.1% in the first quarter of 2011 compared to the first quarter of 2010.  That decline reflects, in part the effect of the selective redemption of brokered CDs throughout 2010.  Average short-term borrowings decreased $0.7 billion or 72.8% in the first quarter of 2011 compared to the same period in 2010.  Average long-term borrowings decreased $1.2 billion or 19.6% in the first quarter of 2011 compared to the first quarter of 2010.  In addition to borrowings that had matured, the decline in average long-term borrowings reflects the effect of the acquisition and extinguishment of long-term borrowings throughout 2010 at a net gain.

Average noninterest bearing deposits increased approximately $0.4 billion or 5.6% in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Loans and Leases

The growth and composition of the Corporation’s quarterly average loan and lease portfolio for the current quarter and previous four quarters are reflected in the following table ($ in millions):

Consolidated Average Loans and Leases

	2011	2010				Growth Percent
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Annual		Prior Quarter
Commercial:
Commercial	$11,170	$11,334	$11,645	$11,877	$12,225	(8.6	) %	(1.4	) %
Commercial lease financing	413	430	438	449	462	(10.6)		(4.0)
Total commercial loans and leases	11,583	11,764	12,083	12,326	12,687	(8.7)		(1.5)

Real estate:

Commercial real estate	12,330	12,821	13,137	13,485	13,587	(9.3)		(3.8)

Residential real estate	4,192	4,491	4,603	4,752	4,868	(13.9)		(6.7)

Construction and development:
Commercial construction	1,020	1,348	1,866	2,175	2,392	(57.3)		(24.3)
Commercial land	678	696	710	799	859	(21.1)		(2.6)
Construction by developers	182	234	289	343	398	(54.3)		(22.4)
Residential land	1,027	1,119	1,228	1,363	1,526	(32.7)		(8.3)
Construction by individuals	63	78	107	151	254	(75.2)		(19.2)
Total construction and development	2,970	3,475	4,200	4,831	5,429	(45.3)		(14.5)
Total real estate	19,492	20,787	21,940	23,068	23,884	(18.4)		(6.2)

Consumer loans and leases:
Home equity loans and lines of credit	4,129	4,292	4,417	4,529	4,645	(11.1)		(3.8)
Other personal loans	1,137	1,817	2,078	2,119	2,185	(48.0)		(37.4)
Personal lease financing	69	84	100	115	133	(48.1)		(17.9)
Total consumer loans and leases	5,335	6,193	6,595	6,763	6,963	(23.4)		(13.9)

Total consolidated average loans and leases	$36,410	$38,744	$40,618	$42,157	$43,534	(16.4	) %	(6.0	) %

Total consolidated average loans and leases excluding total construction and development	$33,440	$35,269	$36,418	$37,326	$38,105	(12.2	) %	(5.2	) %

Total consolidated average loans and leases decreased approximately $2.3 billion or 6.0% in the first quarter of 2011 compared to the fourth quarter of 2010.  Compared to the first quarter of 2010, average loans and leases decreased $7.1 billion or 16.4%.

Total average commercial loans and leases declined $1.1 billion or 8.7% in the first quarter of 2011 compared to the first quarter of 2010.  Commercial customers appear to still be focused on expense management and debt reduction by delaying capital expenditures and reducing working capital demand.  Compared to the fourth quarter of 2010, total average commercial loans and leases decreased $0.2 billion or 1.5%. That linked quarter decrease in average commercial loans and leases is the lowest linked quarter decline in average commercial loans and leases since the second quarter in 2009. Commercial loan and lease balances and the demand for new credit will depend on the pace and strength of economic improvement.  At March 31, 2011, commercial loans held for sale amounted to $20.1 million.

Total average commercial real estate loans decreased $1.3 billion or 9.3% in the first quarter of 2011 compared to the first quarter of 2010. Compared to the fourth quarter of 2010, total average commercial real estate loans decreased $0.5 billion or 3.8%.  The Corporation continues to experience declines in new commercial real estate development originations and expects this trend to continue.  As a result of that reduced demand, normal payment activity, loan sales and charge-offs, commercial real estate loans are expected to continue to contract.  Commercial real estate loans held for sale amounted to $26.8 million at March 31, 2011.

Total average residential real estate loans declined $0.7 billion or 13.9% in the first quarter of 2011 compared to the first quarter of 2010.  Compared to the fourth quarter of 2010, total average residential real estate loans decreased $0.3 billion or 6.7%. During the first quarter of 2011, the Corporation sold over 92% of its residential real estate  loan production to the secondary market.  For each of the three months ended March 31, 2011 and 2010, residential real estate loans sold to investors amounted to $0.4 billion.  At March 31, 2011, the Corporation had approximately $16.2 million of residential mortgage loans held for sale.  Gains from the sale of residential mortgage loans amounted to $7.1 million in the first quarter of 2011 compared to $5.7 million in the first quarter of 2010.  As a result of selling the majority of new production and normal payment activity, residential real estate loans are expected to continue to contract.

Total average construction and development loans declined $2.5 billion or 45.3% in the first quarter of 2011 compared to the first quarter of 2010 and declined $0.5 billion or 14.5% compared to the fourth quarter of 2010.  The decrease in construction and development loans has been due to payments, transfers to other loan types when projects are completed, loan sales and charge-offs.  At March 31, 2011, the Corporation had approximately $65.6 million of construction and development loans held for sale.  Given market conditions and the lack of new originations, construction and development loans are expected to continue to contract.  Construction and development loans amounted to $2.6 billion at March 31, 2011, which were 7.5% of total loans and leases outstanding at that date.

Total average consumer loans and leases declined $1.6 billion or 23.4% in the first quarter of 2011 compared to the first quarter of 2010.  Average home equity loans and lines of credit declined $0.5 billion or 11.1% in the first quarter of 2011 compared to the first quarter of 2010.  Average consumer auto loans decreased $0.9 billion or 76.2% in the first quarter of 2011 compared to the first quarter of 2010 and decreased $0.6 billion or 69.9% compared to the fourth quarter of 2010. The decline in average consumer auto loans in the first quarter of 2011 reflects the effect of the sale of $0.9 billion of consumer auto loans in December 2010 at a gain.  Average auto leases, student loans and other consumer loans decreased $0.7 billion or 13.5% in the first quarter of 2011 compared to the first quarter of 2010.  Credit card loans averaged $0.3 billion in the first quarter of 2011 and were relatively unchanged compared to average credit card loans in the first quarter of 2010 and the fourth quarter of 2010.  Credit card loans are not a significant component of the Corporation’s loan and lease portfolio.

Deposits

The growth and composition of the Corporation’s quarterly average deposits for the current and previous four quarters are as follows ($ in millions):

Consolidated Average Deposits

	2011	2010				Growth Percent
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Annual		Prior Quarter
Noninterest bearing:
Commercial	$6,077	$6,095	$5,761	$5,947	$5,934	2.4%		(0.3	) %
Personal	1,176	1,107	1,057	1,090	1,035	13.6		6.2
Other	1,002	919	764	888	850	17.9		9.0
Total noninterest bearing	8,255	8,121	7,582	7,925	7,819	5.6		1.7

Interest bearing:
Savings and NOW
Savings	1,297	2,110	2,324	2,666	2,579	(49.7)		(38.5)
NOW	2,770	2,831	2,714	4,167	4,575	(39.5)		(2.2)
Brokered NOW	39	39	50	77	73	(46.6)		-
Total savings and NOW	4,106	4,980	5,088	6,910	7,227	(43.2)		(17.6)

Money market
Money market index	6,549	6,310	6,617	6,798	6,783	(3.4)		3.8
Money market savings	5,559	5,241	3,864	1,599	987	463.2		6.1
Brokered money market	4,161	4,105	4,040	4,288	4,166	(0.1)		1.4
Total money market	16,269	15,656	14,521	12,685	11,936	36.3		3.9

Time
CDs $100,000 and over
Large CDs	1,952	2,023	2,115	2,217	2,505	(22.1)		(3.5)
Brokered CDs	2,515	2,855	4,649	6,171	6,853	(63.3)		(11.9)
Total CDs $100,000 and over	4,467	4,878	6,764	8,388	9,358	(52.3)		(8.4)

Other CDs and time
Brokered CDs	2	5	12	24	42	(95.2)		(60.6)
Other CDs and time	4,614	4,723	4,865	5,028	5,280	(12.6)		(2.3)
Total other CDs and time	4,616	4,728	4,877	5,052	5,322	(13.3)		(2.4)
Total time	9,083	9,606	11,641	13,440	14,680	(38.1)		(5.4)

Foreign
Foreign activity	154	196	208	214	248	(37.9)		(21.4)
Total foreign	154	196	208	214	248	(37.9)		(21.4)

Total interest bearing	29,612	30,438	31,458	33,249	34,091	(13.1)		(2.7)
Total consolidated average deposits	$37,867	$38,559	$39,040	$41,174	$41,910	(9.6	) %	(1.8	) %

Bank issued deposits:
Transaction deposits	$24,584	$24,809	$23,309	$23,369	$22,991	6.9%		(0.9	) %
Time deposits	6,566	6,746	6,980	7,245	7,785	(15.7)		(2.7)
Total bank issued deposits	31,150	31,555	30,289	30,614	30,776	1.2		(1.3)

Wholesale deposits	6,717	7,004	8,751	10,560	11,134	(39.7)		(4.1)

Total consolidated average deposits	$37,867	$38,559	$39,040	$41,174	$41,910	(9.6	) %	(1.8	) %

Total consolidated average deposits decreased $4.0 billion or 9.6% in the first quarter of 2011 compared to the first quarter of 2010 and decreased $0.7 billion or 1.8% compared to the fourth quarter of 2010.  Average noninterest bearing deposits increased $0.4 billion or 5.6% in the first quarter of 2011 compared to the first quarter of 2010 and increased $0.1 billion or 1.7% compared to the fourth quarter of 2010.  Average interest bearing deposits decreased approximately $4.4 billion or 13.1% in the first quarter of 2011 compared to the first quarter of 2010 and decreased $0.8 billion or 2.7% compared to the fourth quarter of 2010.  Average total time deposits decreased $5.6 billion or 38.1% in the first quarter of 2011 compared to the first quarter of 2010 and decreased $0.5 billion or 5.4% compared to the fourth quarter of 2010.  Average savings and NOW accounts decreased $3.1 billion or 43.2% in the first quarter of 2011 compared to the first quarter of 2010 and decreased $0.9 billion or 17.6% compared to the fourth quarter of 2010.  Average money market accounts increased $4.3 billion or 36.3% in the first quarter of 2011 compared to the first quarter of 2010 and increased $0.6 billion or 3.9% compared to the fourth quarter of 2010.

Total average deposits that were originated directly with customers, which the Corporation refers to as bank issued deposits, increased $0.4 billion or 1.2% in the first quarter of 2011 compared to the first quarter of 2010 and decreased $0.4 billion or 1.3% compared to the fourth quarter of 2010.  The Corporation has placed emphasis in originating transaction deposits (noninterest bearing, savings and NOW, foreign activity and money market) and de-emphasized the origination of time deposits.  Average bank issued transaction deposits in the first quarter of 2011 increased $1.6 billion or 6.9% compared to the first quarter of 2010 and decreased $0.2 billion or 0.9% compared to the fourth quarter of 2010.  Average bank issued time deposits in the first quarter of 2011 decreased $1.2 billion or 15.7% compared to the first quarter of 2010 and decreased $0.2 billion or 2.7% compared to the fourth quarter of 2010.

The growth in transaction deposits, primarily average money market accounts, compared with the prior year reflects the reconfiguration of certain deposit product offerings to retain customers and attract new deposits.  In addition, some existing customers have transferred their balances from other deposit types as those deposit instruments matured.  The growth in transaction deposits and shift in the mix of average deposit types was beneficial to net interest income and the net interest margin in the three months ended March 31, 2011.

The Corporation has historically used wholesale deposits (brokered NOW, brokered money market and brokered CDs) to supplement deposits generated through the Corporation’s banking branch network due to pricing advantages.  In addition, the Corporation used wholesale deposits due to the cost advantage over the cost of issuing debt, especially new long-term borrowings, during unstable market conditions in the capital markets.  As bank issued deposits have grown and assets have contracted, the Corporation has been able to reduce the use of wholesale deposits as a funding source.  Average wholesale deposits decreased $4.4 billion or 39.7% in the first quarter of 2011 compared to the first quarter of 2010 and decreased $0.3 billion or 4.1% compared to the fourth quarter of 2010.   In conjunction with its activities to re-align the Corporation’s funding profile, during 2010 the Corporation selectively exercised its call option associated with brokered CDs and redeemed $4.0 billion of those CDs at par. In conjunction with those redemptions the Corporation incurred a non-cash charge to write-off the unamortized issuance costs attributable to those brokered CDs that were redeemed. There were no redemptions of brokered CDs during the first quarter of 2011. However, as a result of the growth in bank issued transaction deposits, the Corporation expects that it will continue to place less reliance on wholesale deposits.

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

Average Balance Sheets and Analysis of Net Interest Income

The Corporation’s consolidated average interest earning assets and interest bearing liabilities, interest earned and interest paid for the three months ended March 31, 2011 and 2010 are presented in the following table ($ in millions):

Consolidated Yield and Cost Analysis

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Average Balance	Interest	Average Yield or Cost (b)	Average Balance	Interest	Average Yield or Cost (b)
Loans and leases (a):
Commercial loans and leases	$11,583.3	$130.8	4.58%	$12,686.9	$141.7	4.53%
Commercial real estate loans	12,329.3	146.7	4.83	13,586.7	168.3	5.02
Residential real estate loans	4,192.4	49.9	4.83	4,867.7	61.8	5.15
Construction and development	2,970.2	30.3	4.13	5,428.6	50.0	3.74
Home equity loans and lines	4,128.4	50.4	4.95	4,645.3	57.1	4.98
Personal loans and leases	1,206.4	16.9	5.67	2,318.3	31.4	5.50
Total loans and leases	36,410.0	425.0	4.73	43,533.5	510.3	4.75

Investment securities (b):
Taxable	5,991.2	36.1	2.40	6,551.2	49.4	3.05
Tax exempt (a)	805.0	12.6	6.44	902.8	14.3	6.52
Total investment securities	6,796.2	48.7	2.87	7,454.0	63.7	3.47
Trading assets (a)	241.5	0.2	0.32	253.0	0.2	0.33
Short-term investments	2,805.5	1.7	0.25	1,721.2	1.1	0.26
Total interest earning assets	$46,253.2	$475.6	4.16%	$52,961.7	$575.3	4.41%

Interest bearing deposits:
Savings and NOW	$4,106.0	$1.4	0.14%	$7,227.2	$8.3	0.47%
Money market	16,268.5	23.0	0.57	11,936.3	23.6	0.80
Time	9,082.9	52.0	2.32	14,680.0	80.4	2.22
Foreign	153.7	0.2	0.51	247.7	0.2	0.41
Total interest bearing deposits	29,611.1	76.6	1.05	34,091.2	112.5	1.34
Short-term borrowings	275.7	0.1	0.21	1,014.9	0.7	0.27
Long-term borrowings	5,013.6	46.7	3.78	6,231.9	52.9	3.44
Total interest bearing liabilities	$34,900.4	$123.4	1.44%	$41,338.0	$166.1	1.63%

Net interest margin (FTE)		$352.2	3.08%		$409.2	3.13%
Net interest spread (FTE)			2.72%			2.78%

(a)	Fully taxable equivalent (“FTE”) basis, assuming a Federal income tax rate of 35%, and excluding disallowed interest expense.
(b)	Based on average balances excluding fair value adjustments for available for sale securities.

The net interest margin FTE amounted to 3.08% in the first quarter of 2011 compared to 3.13% in the first quarter of 2010 and 3.15% in the fourth quarter of 2010. The net interest income benefit from the growth in transaction deposits, favorable shift in deposit types and lower term funding costs were more than offset by continued loan contraction, lower yields on new investment securities that replaced investment securities sold at a gain throughout 2010 and maintenance of higher balances in cash and lower yielding short-term investments. Net interest income continued to be compressed in both periods as a result of the elevated levels of nonperforming loans and leases and interest rate concessions associated with accruing renegotiated loans. At March 31, 2011, the Corporation’s ratio of loans to deposits was 94.1% compared to 96.7% at December 31, 2010 and 101.6% at March 31, 2010.  The yield on earning assets decreased by 25 basis points and the cost for interest bearing liabilities declined by 19 basis points for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Net interest income and the net interest margin percentage can vary and will continue to be influenced by changes in loan and deposit balances, product spreads, pricing competition in the Corporation’s markets, prepayment activity, future interest rate changes, levels of nonperforming loans and various other factors.

Total borrowings amounted to $5.2 billion at March 31, 2011 compared to $5.3 billion at December 31, 2010 and amounted to $6.8 billion at March 31, 2010. During the first quarter of 2010, the Corporation re-acquired and extinguished $100.9 million of long-term borrowings at a gain of $10.3 million, which is reported as Gain on termination of debt in the Consolidated Statements of Income.  Since March 31, 2010, the Corporation has re-acquired and extinguished an additional $122.4 million of long-term borrowings at a gain. During the first quarter of 2011, the Corporation redeemed the $38.0 million of Gold Banc Trust IV and the $15.0 million of Trustcorp Statutory Trust I trust preferred debt securities at a loss. The securities were redeemed pursuant to the merger agreement with BMO, which requires the Corporation to redeem all four of its outstanding issues of junior preferred debt securities (trust preferred securities) prior to the closing of the merger with BMO. The Corporation redeemed the remaining two issues of trust preferred securities in April 2011. The loss on the trust preferred securities redeemed during the first quarter of 2011 amounted to $0.8 million and is reported in Other expense in the Consolidated Statements of Income as Loss on Termination of Debt.

SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE AND CREDIT QUALITY

The following tables present comparative consolidated credit quality information as of March 31, 2011 and the prior four quarters:

Consolidated Credit Quality Information
($000’s)

	2011	2010
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Nonperforming assets :
Nonaccrual loans and leases	$1,473,023	$1,544,211	$1,563,384	$1,722,604	$1,898,734
Nonaccrual loans held for sale	105,494	23,448	34,235	78,770	55,063
Total nonperforming loans and leases	1,578,517	1,567,659	1,597,619	1,801,374	1,953,797
Other real estate owned (OREO)	340,842	339,462	425,694	445,501	454,317
Total nonperforming assets	$1,919,359	$1,907,121	$2,023,313	$2,246,875	$2,408,114

Accruing renegotiated loans	$514,892	$548,436	$547,922	$714,574	$731,839

Loans past due 90 days or more and still accruing interest	$6,541	$6,114	$7,411	$8,063	$9,332

Allowance for loan and lease losses	$1,374,077	$1,387,575	$1,388,188	$1,516,780	$1,515,154

Consolidated Statistics:
Net charge-offs (annualized) to average loans and leases	4.82%	4.40%	5.47%	4.17%	3.94%
Total nonperforming loans and leases to total loans and leases	4.49	4.24	4.02	4.36	4.58
Total nonperforming assets to total loans and leases and OREO	5.40	5.11	5.04	5.38	5.59
Allowance for loan and lease losses to total loans and leases	3.91	3.75	3.49	3.67	3.55
Allowance for loan and lease losses to nonaccrual loans and leases (excluding nonaccrual loans held for sale)	93	90	89	88	80

Credit Quality Trends

Nonaccrual loans and leases, which the Corporation refers to as nonperforming loans and leases, are considered to be those loans and leases with the greatest risk of loss.  Nonperforming loans and leases reached their highest reported quarter-end balance of $2,416.1 million or 5.01% of consolidated loans and leases at June 30, 2009, which was the tenth consecutive quarter in an increase of nonperforming loans and leases since December 31, 2006.  Since June 30, 2009, nonperforming loans and leases have declined each consecutive quarter-end through December 31, 2010. Nonperforming loans and leases amounted to $1,578.5 million or 4.49% of consolidated loans and leases at March 31, 2011 compared to $1,567.7 million or 4.24% of consolidated loans and leases at December 31, 2010, an increase of $10.8 million or 0.7%.

The amount of loans and leases that went into nonperforming status in the first quarter of 2011 amounted to $789.6 million. Commercial real estate loans and loans to bank holding companies represented approximately 47.6% of the total new loans that were transferred from accruing status to nonperforming status during the first quarter of 2011. The amount of loans and leases that went into nonperforming status amounted to $637.6 million in the fourth quarter of 2010 and $674.0 million in the first quarter of 2010.

Loans past due 30-89 days, excluding credit card loans, student loans and loans in nonperforming status, which the Corporation refers to as “early stage delinquencies”, decreased $92.5 million or 17.3% at March 31, 2011 compared to March 31, 2010 but increased $9.7 million or 2.2% compared to December 31, 2010.  At March 31, 2011, early stage delinquencies were 1.3% of total loans and leases compared to 1.2% at December 31, 2010.

Nonperforming Loans and Leases

At March 31, 2011, total nonperforming loans and leases amounted to $1,578.5 million or 4.49% of consolidated loans and leases compared to $1,567.7 million or 4.24% of consolidated loans and leases at December 31, 2010, an increase of $10.8 million or 0.7%. Included in nonperforming loans and leases at March 31, 2011 and December 31, 2010 were $279.0 million and $238.1 million, respectively, of non performing renegotiated loans.

The Corporation’s policy for determining when a loan is impaired and placed on nonaccrual status is described in Note 2 in Notes to Consolidated Financial Statements in Consolidated Financial Statements and Supplementary Data in the Corporation’s Annual Report on Form 10-K for the years ended December 31, 2010, 2009 and 2008.  There were no changes to that policy during the first quarter of 2011.

At March 31, 2011, approximately $573.6 million or 36.3% of the Corporation’s total nonperforming loans and leases were less than 30 days past due.  In addition, approximately $191.6 million or 12.1% of the Corporation’s total nonperforming loans and leases were greater than 30 days past due but less than 90 days past due at March 31, 2011.  In total, approximately $765.2 million or 48.5% of the Corporation’s total nonperforming loans and leases were less than 90 days past due at March 31, 2011. By comparison, at December 31, 2010 approximately $504.9 million or 32.2% of the Corporation’s total nonperforming loans and leases were less than 30 days past due.  In addition, approximately $108.4 million or 6.9% of the Corporation’s total nonperforming loans and leases were greater than 30 days past due but less than 90 days past due at December 31, 2010.  In total, approximately $613.3 million or 39.1% of the Corporation’s total nonperforming loans and leases were less than 90 days past due at December 31, 2010.

Due to the stress in the real estate markets, which includes elevated levels of delinquencies and volatile real estate values, the adequacy of collateral securing the loan has become a much more important factor in determining expected loan performance. These factors resulted in the Corporation’s loan and lease portfolio experiencing higher incidences of default and elevated levels of loss severity.

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

In calculating the fair value of collateral for collateral dependent loans, which is used in determining the adequacy of the allowance for loan and lease losses, the Corporation applies 5% to 10% discounts for selling expenses in measuring impairment.  In addition, the appropriateness of discounts for “as is” or “liquidation value” appraisals that are more than nine months old are considered in evaluating impairment for collateral dependent loans.  The Corporation continuously re-assesses the timeliness and propriety of appraisals for collateral dependent loans, especially in volatile real estate markets.  The Corporation uses a variety of sources, such as recent sales of loans and sales of OREO, to validate the collateral values used to determine the amount of loss exposure at the measurement date.

The Corporation continues to work aggressively to isolate, identify and assess its underlying loan and lease portfolio credit quality and has developed and continues to develop strategies to reduce and mitigate its loss exposure.  During the three month period ended March 31, 2011, the Corporation sold $245 million of nonperforming and potential problem loans.  At March 31, 2011, the Corporation held for sale $105.5 million of nonperforming loans.  Those loans were charged down to their net realizable value when they were classified as held for sale.

The following table shows the Corporation’s nonperforming loans and leases by type of loan or lease at March 31, 2011 and December 31, 2010.

Major Categories of Nonperforming Loans & Leases
($ in millions)

	March 31, 2011				December 31, 2010
	Loans & Leases	Percent of Total Loans & Leases	Nonperform -ing Loans & Leases	% Nonperform- ing to Loan & Lease Type	Loans & Leases	Percent of Total Loans & Leases	Nonperform -ing Loans & Leases	% Nonperform- ing to Loan & Lease Type
Commercial loans & leases	$11,284	32.1%	$232.7	2.06%	$11,623	31.4%	$190.3	1.64%
Real estate:
Commercial real estate	11,933	33.9	602.3	5.05	12,401	33.5	572.8	4.62
Residential real estate	4,035	11.5	230.2	5.71	4,341	11.7	273.8	6.31
Construction and development:
Commercial construction	817	2.3	142.6	17.45	1,179	3.2	153.2	12.99
Commercial land	625	1.8	114.3	18.29	692	1.9	91.8	13.26
Construction by developers	167	0.5	55.3	33.04	188	0.5	54.4	28.92
Residential land	973	2.8	96.3	9.90	1,074	2.9	127.7	11.90
Construction by individuals	57	0.1	4.2	7.44	69	0.2	8.8	12.71
Total construction and development	2,639	7.5	412.7	15.64	3,202	8.7	435.9	13.61
Total real estate	18,607	52.9	1,245.2	6.69	19,944	53.9	1,282.5	6.43
Consumer loans & leases:
Home equity loans and lines of credit	4,051	11.5	87.8	2.17	4,213	11.4	88.2	2.09
Other consumer loans and leases	1,238	3.5	12.8	1.03	1,219	3.3	6.7	0.55
Total consumer loans & leases	5,289	15.0	100.6	1.90	5,432	14.7	94.9	1.75
Total loans & leases	$35,180	100.0%	$1,578.5	4.49%	$36,999	100.0%	$1,567.7	4.24%

Consistent with recent quarters, nonperforming real estate loans were the primary source of the Corporation’s nonperforming loans and leases and represented approximately 78.9% of total nonperforming loans and leases at March 31, 2011 compared to approximately 81.8% of total nonperforming loans and leases at December 31, 2010.  Nonperforming real estate loans amounted to $1,245.2 million at March 31, 2011 compared to $1,282.5 million at December 31, 2010, a decrease of $37.3 million or 2.9%.  Nonperforming real estate loans consisted of the following categories:

Nonperforming commercial real estate loans amounted to $602.3 million at March 31, 2011 compared to $572.8 million at December 31, 2010, an increase of $29.5 million or 5.2%.  Included in this category of nonperforming commercial real estate loans are nonperforming business real estate, multifamily and farmland loans.  Nonperforming business real estate loans increased $30.0 million or 8.7% at March 31, 2011 compared to December 31, 2010.  That increase was primarily attributable to a small number of larger balance business real estate loans. Nonperforming multifamily loans decreased $41.7 million or 20.1% at March 31, 2011 compared to December 31, 2010. That decrease was primarily due to the sale of two larger nonperforming multifamily loans during the first quarter of 2011. Nonperforming farmland loans increased $41.2 million at March 31, 2011 compared to December 31, 2010. That increase was primarily attributable to two related loans located in Florida.

Nonperforming residential real estate (1-4 family) loans decreased $43.6 million or 15.9% compared to December 31, 2010 and amounted to $230.2 million or 5.71% of total residential real estate loans at March 31, 2011, compared to $273.8 million or 6.31% of total residential real estate loans at December 31, 2010. Nonperforming residential real estate loans in Arizona were $125.6 million or 54.5% of total nonperforming residential real estate loans at March 31, 2011. The decrease in Arizona nonperforming residential real estate loans from December 31, 2010 to March 31, 2011 accounted for the majority of the decrease in nonperforming residential real estate loans during that period.

Since December 31, 2009, nonperforming construction and development loans have declined at each consecutive quarter-end. Nonperforming construction and development loans amounted to $412.7 million at March 31, 2011 compared to $435.9 million at December 31, 2010, a decrease of $23.2 million or 5.3%.  The decrease in nonperforming construction and development loans was primarily due to reduced levels of new nonperforming loans, loan sales and charge-offs.  Nonperforming construction and development loans represented 33.1% of the Corporation’s nonperforming real estate loans and 26.1% of the Corporation’s total nonperforming loans and leases at March 31, 2011.  Nonperforming construction and development loans in Florida and Arizona accounted for $139.6 million or 33.8% of total nonperforming construction and development loans at March 31, 2011.

Nonperforming commercial loans and leases amounted to $232.7 million at March 31, 2011 compared to $190.3 million at December 31, 2010, an increase of $42.4 million or 22.3%. Approximately 61.0% of the increase in nonperforming commercial loans and leases was attributable to loans to bank holding companies.

Nonperforming consumer loans and leases amounted to $100.6 million at March 31, 2011 compared to $94.9 million at December 31, 2010, an increase of $5.7 million or 6.0%. The modest increase reflects the effect of lingering elevated levels of unemployment that have continued to be a source of economic stress for consumers.

The following table presents a geographical summary of nonperforming loans and leases at March 31, 2011 and December 31, 2010.

Geographical Summary of Nonperforming Loans & Leases
($ in millions)

	March 31, 2011				December 31, 2010
	Loans & Leases	Percent of Total Loans & Leases	Nonperform- ing Loans & Leases	% Nonperform- ing to Loan & Lease by State	Loans & Leases	Percent of Total Loans & Leases	Nonperform- ing Loans & Leases	% Nonperform- ing to Loan & Lease by State
Wisconsin	$14,198	40.3%	$360.2	2.54%	$14,713	39.8%	$309.4	2.10%
Arizona	3,826	10.9	278.5	7.28	4,131	11.2	314.7	7.62
Minnesota	3,976	11.3	163.5	4.11	4,072	11.0	165.8	4.07
Missouri	2,568	7.3	83.1	3.23	2,695	7.3	80.3	2.98
Florida	1,856	5.3	248.9	13.41	2,076	5.6	213.3	10.28
Indiana	1,548	4.4	58.4	3.78	1,577	4.2	40.2	2.55
Kansas	677	1.9	28.9	4.27	730	2.0	41.1	5.63
Others	6,531	18.6	357.0	5.47	7,005	18.9	402.9	5.75
Total	$35,180	100.0%	$1,578.5	4.49%	$36,999	100.0%	$1,567.7	4.24%

The largest geographic concentration of loans and leases in the Corporation’s loan and lease portfolio is in Wisconsin. The Wisconsin loan and lease portfolio has consistently maintained one of the lowest percent of nonperforming loans and leases to total loans and leases compared to the Corporation’s other markets.  Consistent with the Corporation’s total loan and lease portfolio, loans and leases in Wisconsin have experienced some elevated levels of stress across the portfolio but generally have performed better than the Corporation’s other markets.  Nonperforming loans in Wisconsin represented 22.8% of total consolidated nonperforming loans at March 31, 2011.  At March 31, 2011, nonperforming loans and leases in Wisconsin amounted to $360.2 million or 2.54% of total loans and leases outstanding in Wisconsin compared to $309.4 million or 2.10% of total loans and leases outstanding in Wisconsin at December 31, 2010, an increase of $50.8 million or 16.4%.  Approximately 46.7% of the increase in nonperforming loans and leases in Wisconsin was attributable to loans to one bank holding company.

The Corporation continued to experience a reduction in the amount of nonperforming loans in Arizona.  At December 31, 2010, nonperforming loans in Arizona amounted to $314.7 million or 7.62% of loans outstanding in Arizona compared to $278.5 million or 7.28% of loans outstanding in Arizona at March 31, 2011, a decrease in nonperforming loans of $36.2 million or 11.5%.  Nonperforming loans in Arizona represented 17.6% of total consolidated nonperforming loans and leases at March 31, 2011.  Nonperforming residential real estate loans in Arizona decreased $43.8 million or 25.9% during the first quarter of 2011 and amounted to $125.6 million or 45.1% of nonperforming loans in Arizona at March 31, 2011 compared to $169.4 million or 53.8% of nonperforming loans in Arizona at December 31, 2010.  Nonperforming construction and development loans in Arizona decreased $0.4 million or 0.5% during the first quarter of 2011 and amounted to $79.8 million or 28.6% of nonperforming loans in Arizona at March 31, 2011 compared to $80.2 million or 25.5% of nonperforming loans in Arizona at December 31, 2010.

Loans and leases in Missouri and Indiana have experienced some elevated levels of stress across their commercial real estate and construction and development portfolios.  The increase in nonperforming loans in Missouri at March 31, 2011 compared to December 31, 2010 was primarily attributable to commercial real estate loans placed on nonperforming status during the first quarter of 2011.  The increase in nonperforming loans in Indiana at March 31, 2011 compared to December 31, 2010 was primarily attributable to a larger construction and development loan placed on nonperforming status during the first quarter of 2011. The decrease in nonperforming loans in Kansas at March 31, 2011 compared to December 31, 2010 was primarily attributable to the sale of nonperforming commercial real estate loans and commercial construction and development loans.

Nonperforming loans in Florida amounted to $248.9 million at March 31, 2011 compared to $213.3 million at December 31, 2010, an increase of $35.6 million or 16.7%. That increase was primarily attributable to two related farmland loans placed on nonperforming status during the first quarter of 2011.  Nonperforming loans in Florida represented 15.8% of total consolidated nonperforming loans at March 31, 2011.

Nonperforming loans outside of the Corporation’s primary markets amounted to $357.0 million or 5.47% of loans outside of the Corporation’s primary markets at March 31, 2011 compared to $402.9 million or 5.75% of loans outside of the Corporation’s primary markets at December 31, 2010, a decrease in nonperforming loans of $45.9 million or 11.4%. The decrease in nonperforming loans at March 31, 2011 compared to December 31, 2010 was primarily attributable to the sale of nonperforming commercial real estate loans.

Other Real Estate Owned (OREO)

OREO is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans.  Activity relating to OREO for the three months ended March 31, 2011 and 2010 consisted of the following:

	Three Months Ended March 31,
	($ in millions)
	2011	2010
Other Real Estate Owned (OREO):
Beginning Balance	$339.5	$430.8
Additions, net of initial write-downs	98.5	149.1
Dispositions	(87.2)	(105.9)
Capitalized costs	0.7	0.7
Valuation adjustments	(10.7)	(20.4)
Ending Balance	$340.8	$454.3

Write-downs at initial transfer from loans to OREO are recorded as charge-offs.  Valuation adjustments after the initial transfer, which are included as a component of net OREO expenses in the Consolidated Statements of Income, reflect the decline in real estate values due to the economy and elevated levels of unemployment and other real estate market conditions at the measurement date.

At March 31, 2011, properties acquired in partial or total satisfaction of problem loans, based on loan type, consisted of construction and development of $189.6 million, 1-4 family residential real estate of $74.3 million and commercial real estate of $76.9 million.  At March 31, 2010, properties acquired in partial or total satisfaction of problem loans, based on loan type, consisted of construction and development of $345.6 million, 1-4 family residential real estate of $44.4 million and commercial real estate of $64.3 million.  OREO in Arizona represented approximately 20.3% and 35.4% of total OREO at March 31, 2011 and 2010, respectively.

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

Accruing troubled debt restructured loans, which the Corporation refers to as “accruing renegotiated loans,” amounted to $514.9 million at March 31, 2011 compared to $548.4 million at December 31, 2010.  At March 31, 2011, approximately 26.8% of accruing renegotiated loans were restructured at market interest rates and could be eligible to be transferred out of renegotiated status at the beginning of next year if their payments remain current according to the restructured terms and are current at the end of the year.  Irrespective of their classification, these loans are specifically assessed for impairment for purposes of determining the allowance for loan and lease losses.

After restructuring, renegotiated loans result in lower payments than originally required and therefore have a lower risk of loss due to nonperformance than loans classified as nonperforming.  The Corporation’s instances of default and re-default on consumer-related renegotiated loans have been relatively favorable compared with data published by national bank and thrift regulators.

At March 31, 2011, the re-default rates for those consumer-related renegotiated loans that were restructured between June 2008 and December 2009 by loan type were as follows:

Re-default Rates on Consumer-Related Renegotiated Loans

March 31, 2011

Residential real estate	31.8%

Consumer construction and development
Residential land	59.6
Construction by individuals	67.7
Total consumer construction and development	59.9

Other consumer
Home equity loans and lines of credit	21.4
Other consumer	18.6
Total other consumer	20.5

Total consumer-related re-default	35.6%

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

At March 31, 2011 and December 31, 2010, the delinquency status of the Corporation’s accruing renegotiated loans was as follows:

Accruing Renegotiated Loans Delinquency Status
($000’s)

Days Past Due	March 31, 2011	December 31, 2010
Current	$483,534	$500,470
30 - 89	31,358	47,966
90+	-	-
Total	$514,892	$548,436

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

The following table shows the Corporation’s accruing renegotiated loans by type of loan at March 31, 2011 and December 31, 2010.

Major Categories of Accruing Renegotiated Loans
($ in millions)

	March 31, 2011		December 31, 2010
	Accruing Renegotiated Loans	Percent of Total Accruing Renegotiated Loans	Accruing Renegotiated Loans	Percent of Total Accruing Renegotiated Loans
Commercial	$44.8	8.7%	$24.3	4.4%
Real estate:
Commercial real estate	83.4	16.2	101.2	18.5
Residential real estate	234.8	45.6	263.8	48.1
Construction and development:
Commercial construction	12.9	2.5	9.7	1.8
Commercial land	17.3	3.3	3.8	0.7
Construction by developers	11.6	2.3	11.6	2.1
Residential land	64.2	12.4	79.9	14.6
Construction by individuals	2.0	0.4	2.0	0.3
Total construction and development	108.0	20.9	107.0	19.5
Total real estate	426.2	82.7	472.0	86.1
Consumer
Home equity loans and lines of credit	40.5	7.9	48.6	8.9
Other consumer	3.4	0.7	3.5	0.6
Total consumer	43.9	8.6	52.1	9.5
Total accruing renegotiated loans	$514.9	100.0%	$548.4	100.0%

At March 31, 2011, consumer-related accruing renegotiated loans (residential real estate, residential land, construction by individuals, home equity loans and lines of credit and other consumer loans) represented 67.1% of total accruing renegotiated loans compared to 72.5% at December 31, 2010.

The amount of accruing renegotiated loans that went into nonperforming status in the first quarter of 2011 amounted to $38.6 million compared to $57.1 million in the fourth quarter of 2010, a decrease of $18.5 million or 32.3%.

The following table shows the geographical summary of the Corporation’s accruing renegotiated loans at March 31, 2011 and December 31, 2010.

Geographical Summary of Accruing Renegotiated Loans
($ in millions)

	March 31, 2011		December 31, 2010
	Accruing Renegotiated Loans	Percent of Total Accruing Renegotiated Loans	Accruing Renegotiated Loans	Percent of Total Accruing Renegotiated Loans
Wisconsin	$50.9	9.9%	$52.9	9.6%
Arizona	278.9	54.2	309.2	56.4
Minnesota	25.0	4.9	37.7	6.9
Missouri	46.4	9.0	36.0	6.6
Florida	32.7	6.3	26.4	4.8
Indiana	7.6	1.5	7.6	1.4
Kansas	3.3	0.6	0.6	0.1
Others	70.1	13.6	78.0	14.2
Total	$514.9	100.0%	$548.4	100.0%

Accruing renegotiated loans originated in the Arizona market continued to represent the majority of accruing renegotiated loans. At March 31, 2011, approximately $248.6 million or 89.2% of Arizona accruing renegotiated loans were consumer-related loans.

Past Due Loans and Leases

Loans 90 days past due and still accruing interest amounted to $6.5 million at March 31, 2011 compared to $6.1 million at December 31, 2010 and $9.3 million at March 31, 2010.

Delinquency can be an indicator of potential problem loans and leases.  At March 31, 2011, accruing loans and leases past due 30-89 days, excluding credit card loans, student loans and loans in nonperforming status (“early stage delinquencies”), amounted to $441.1 million or 1.3% of total loans and leases outstanding compared to $431.4 million or 1.2% of total loans and leases outstanding at December 31, 2010, an increase of $9.7 million or 2.2%.  While the total amount of early stage delinquencies was relatively stable at March 31, 2011 compared to December 31, 2010, the Corporation experienced increases in early stage delinquencies in commercial loans and leases, commercial real estate loans and construction and development loans that were largely offset by decreases in residential real estate loans and other consumer loans. Early stage delinquencies peaked at March 31, 2009 and amounted to $1,477.0 million or 3.0% of total loans and leases outstanding.  Management expects that a stabilized level for accruing early stage delinquencies will be in the range of 1.5% of total loans and leases outstanding.

The following table presents the reconciliation of the allowance for loan and lease losses for the current quarter and the prior four quarters:

Reconciliation of Allowance for Loan and Lease Losses
($000’s)

	2011	2010
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Beginning balance	$1,387,575	$1,388,188	$1,516,780	$1,515,154	$1,480,470
Provision for loan and lease losses	418,803	429,133	431,744	439,899	458,112
Loans and leases charged-off:
Commercial	109,438	78,782	59,924	54,934	137,103
Real estate	352,612	369,843	510,232	384,960	287,310
Personal	8,404	12,707	10,836	15,283	11,662
Leases	459	574	434	599	384
Total charge-offs	470,913	461,906	581,426	455,776	436,459

Recoveries on loans and leases:
Commercial	6,326	8,155	3,901	5,833	2,821
Real estate	29,990	21,947	15,095	9,302	7,700
Personal	1,986	1,877	2,068	1,990	2,108
Leases	310	181	26	378	402
Total recoveries	38,612	32,160	21,090	17,503	13,031
Net loans and leases charged-off	432,301	429,746	560,336	438,273	423,428
Ending balance	$1,374,077	$1,387,575	$1,388,188	$1,516,780	$1,515,154

Summary of Net Charge-Offs on Loans and Leases
($000’s)

	2011	2010
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net charge-offs:
Commercial loans and leases	$103,305	$70,923	$56,337	$49,303	$134,093
Commercial real estate	125,231	141,218	284,773	98,820	53,363
Residential real estate	51,793	46,531	49,849	38,968	32,450
Construction and development	111,277	123,746	132,577	207,529	159,664
Home equity loans and lines of credit	34,321	36,401	27,938	30,341	34,133
Personal loans and leases	6,374	10,927	8,862	13,312	9,725
Net charge-offs	$432,301	$429,746	$560,336	$438,273	$423,428

Net charge-offs amounted to $432.3 million or 4.82% of average loans and leases in the first quarter of 2011 compared to $429.7 million or 4.40% of average loans and leases in the fourth quarter of 2010 and $423.4 million or 3.94% of average loans and leases in the first quarter of 2010.  The net charge-offs for the periods presented in the table above include the net charge-offs related to the loans that were sold during 2011 and 2010.

Net charge-offs for construction and development loans represented 25.7% and net charge-offs for commercial real estate loans represented 29.0% of total net charge-offs in the first quarter of 2011. Consistent with prior quarters, net charge-offs for construction and development loans and commercial real estate loans was the largest concentration of net charge-offs across the various loan types.

The increase in net charge-offs for commercial loans and leases in the first quarter of 2011 compared to the fourth quarter of 2010 was primarily attributable to loans to bank holding companies.  Net charge-offs related to loans to bank holding companies amounted to $48.3 million in the first quarter of 2011 compared to $6.6 million in the fourth quarter of 2010.

Net charge-offs related to Arizona and Florida amounted to $191.1 million and accounted for 44.2% of total net charge-offs in the first quarter of 2011. Net charge-offs related to Arizona and Florida amounted to $167.0 million and accounted for 38.9% of total net charge-offs in the fourth quarter of 2010 and amounted to $184.6 million or 43.6% of total net charge-offs in the first quarter of 2010.

As previously discussed, real estate related loans continue to be the primary source of the elevated levels in nonperforming loans and leases and net charge-offs in the first quarter of 2011.  Real estate related loans represented the majority of the Corporation’s nonperforming loans and leases at March 31, 2011. Prior to 2007, the Corporation’s loss experience with real estate loans had been relatively low due to the sufficiency of the underlying real estate collateral.  In a stressed real estate market, the value of the collateral securing the loans has become one of the most important factors in determining the amount of loss incurred and the appropriate amount of allowance for loan and lease losses to record at the measurement date.  The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote.  However, in many cases, rapidly declining real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loan which has required significant additional charge-offs.  Declining collateral values have significantly contributed to the elevated levels of net charge-offs and the increase in the provision for loan and lease losses that the Corporation experienced in recent quarters.

Partial Charge-Offs

Charge-Off Policy

The Corporation’s accounting policies for charge-offs are described in Note 2 in Notes to Consolidated Financial Statements in Consolidated Financial Statements and Supplementary Data in the Corporation’s Annual Report on Form 10-K for the years ended December 31, 2010, 2009 and 2008.  There were no changes to that policy during the first quarter of 2011. Consistent with regulatory guidance and the Corporation’s loan policy, charge-offs are taken when specific loans, or portions thereof, are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  The Corporation’s policy is to promptly charge these loans off in the period the uncollectible loss amount is reasonably determined.  The charge-off does not mean that the asset has no recovery or salvage value, but rather that it is not practical to defer writing down this loan when available information confirms that the loan, or a portion thereof, is uncollectible.

The amount of cumulative net charge-offs recorded on the Corporation’s nonperforming loans outstanding at March 31, 2011 was approximately $865.5 million or 57.2% of the unpaid principal balance of the affected nonperforming loans.

The Corporation’s nonperforming loans and leases at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011		December 31, 2010
Nonperforming Loans and Leases	Amount ($000's)	Percent of Total Nonperforming Loans and Leases	Amount ($000's)	Percent of Total Nonperforming Loans and Leases

Nonperforming loans and leases with partial charge-offs	$593,395	37.6%	$779,623	49.7%
Nonperforming loans and leases without partial charge-offs	879,628	55.7%	764,588	48.8%
Total nonperforming loans and leases	1,473,023		1,544,211
Nonperforming loans held for sale	105,494	6.7%	23,448	1.5%
Total nonperforming loans and leases	$1,578,517	100.0%	$1,567,659	100.0%

The result of recording partial charge-offs on nonperforming loans and leases had the following impact on certain credit quality statistics:

	Total Nonperforming Loans and Leases
	March 31, 2011		December 31, 2010
Consolidated Credit Quality Statistics	Including Nonperforming Loans and Leases with Partial Charge- Offs	Excluding Nonperforming Loans and Leases with Partial Charge- Offs	Including Nonperforming Loans and Leases with Partial Charge- Offs	Excluding Nonperforming Loans and Leases with Partial Charge- Offs

Total nonperforming loans and leases to total loans and leases	4.49%	2.65%	4.24%	2.08%
Allowance for loan and lease losses to total loans and leases	3.91%	3.98%	3.75%	3.83%
Allowance for loan and lease losses to nonperforming loans and leases (excluding nonperforming loans held for sale)	93%	156%	90%	181%

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

Consolidated Loan and Lease Risk Profile

In determining the adequacy of the allowance for loan and lease losses, management considers a number of factors to assess the risk and determine the amount of inherent loss in the portfolio at the measurement date. The tables below present certain statistics that are indicators of credit risk by loan type and provides supplemental information that, together with the previous discussion, is intended to assist in obtaining an understanding of the current credit risk that is in each loan type.

Commercial Loans and Leases

	Commercial ($ in millions)
	March 31, 2011	% of Consolidated Total	December 31, 2010	% of Consolidated Total

Loans and leases	$11,284.2	32.1%	$11,623.4	31.4%
Nonaccrual loans and leases	232.7	14.7	190.3	12.1
Accruing renegotiated loans	44.8	8.7	24.3	4.4
Loans and leases past due 30-89 days	47.8	10.8	30.5	7.1
Quarter-to-date net charge-offs	103.3	23.9	70.9	16.5

The Corporation extends commercial loans and leases across many industry types which, at March 31, 2011, included: manufacturing (24%), wholesale trade (15%), finance and insurance (9%), retail trade (9%), real estate (7%), construction (5%), professional (5%), agriculture (5%), transportation and warehousing (4%) and health care (3%).

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

Commercial loans and leases are associated with customers located in Wisconsin (43%), Minnesota (15%), Missouri (9%), Illinois (5%), Arizona (4%), Indiana (4%), Florida (3%) and Kansas (3%).

Commercial and industrial loans continued to contract in the first quarter of 2011 compared to the fourth quarter of 2010. However, that linked quarter decrease in average commercial loans and leases is the lowest linked quarter decline in average commercial loans and leases since the second quarter in 2009. Commercial customers appear to still be focused on expense management and debt reduction by delaying capital expenditures and reducing working capital demand.  Commercial loan and lease balances and the demand for new credit will depend on the pace and strength of economic improvement.  At March 31, 2011, commercial loans held for sale amounted to $20.1 million.

Nonperforming commercial loans and leases amounted to $232.7 million at March 31, 2011 compared to $190.3 million at December 31, 2010, an increase of $42.4 million or 22.3%. Approximately 61.0% of the increase in nonperforming commercial loans and leases was attributable to loans to bank holding companies.

Accruing renegotiated commercial loans increased $20.5 million or 84.2% at March 31, 2011 compared to December 31, 2010.  That increase was primarily attributable to one credit relationship that consisted of commercial and commercial real estate loans located in Kansas and Missouri.

The increase in net charge-offs for commercial loans and leases in the first quarter of 2011 compared to the fourth quarter of 2010 was primarily attributable to charge-offs on loans to bank holding companies. Net charge-offs related to loans to bank holding companies amounted to $48.3 million in the first quarter of 2011 compared to $6.6 million in the fourth quarter of 2010.

At March 31, 2011, loans outstanding to bank holding companies were approximately $318.8 million, of which $38.1 million was in nonperforming status and $125.0 million was identified as potential problem loans. The recent economic events and exposure to these loans was taken into consideration in the determination of the allowance for loan and lease losses.

The ratio of nonaccrual commercial loans and leases to total commercial loans and leases at March 31, 2011 was 2.06%.  The average annualized net charge-offs for commercial loans and leases over the past nine quarters based on end of period loans were 2.90%.  Excluding the charge-offs relating to loans to bank holding companies, the average annualized net charge-offs for commercial loans and leases over the past nine quarters based on end of period loans was 1.91%.

Commercial Real Estate Loans

	Commercial Real Estate ($ in millions)
	March 31, 2011	% of Consolidated Total	December 31, 2010	% of Consolidated Total

Loans	$11,932.9	33.9%	$12,401.3	33.5%
Nonaccrual loans	602.3	38.2	572.8	36.5
Accruing renegotiated loans	83.4	16.2	101.2	18.5
Loans past due 30-89 days	116.8	26.5	70.0	16.2
Quarter-to-date net charge-offs	125.2	29.0	141.2	32.9

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

Commercial real estate loans are located primarily in the Midwest: Wisconsin (46%), Minnesota (12%), Missouri (8%), Illinois (5%), Kansas (2%) and Indiana (5%).  Commercial real estate loans in higher risk markets include Arizona (7%) and Florida (7%).

As a result of the economy, the Corporation has experienced minimal new development activity.  For the three months ended March 31, 2011, average commercial real estate loans amounted to $12,329.3 million compared to average commercial real estate loans of $13,586.7 million for the three months ended March 31, 2010, a decrease of $1,257.4 million or 9.3%.

At March 31, 2011, commercial real estate loans consisted of business real estate loans of $8,012.2 million, multi-family properties and business purpose loans secured by 1-4 family residences (“multi-family loans”) of $3,229.1 million and farmland loans of $691.6 million.

Nonperforming commercial real estate loans amounted to $602.3 million at March 31, 2011 compared to $572.8 million at December 31, 2010, an increase of $29.5 million or 5.2%. At March 31, 2011, nonperforming business real estate loans amounted to $375.3 million or 4.68% of total business real estate loans. Nonperforming business real estate loans increased $30.0 million or 8.7% at March 31, 2011 compared to December 31, 2010.  That increase was primarily attributable to a small number of larger balance business real estate loans. At March 31, 2011, nonperforming multi-family loans amounted to $165.8 million or 5.13% of total multi-family loans. Nonperforming multifamily loans decreased $41.7 million or 20.1% at March 31, 2011 compared to December 31, 2010. That decrease was primarily due to the sale of two larger nonperforming multifamily loans during the first quarter of 2011. At March 31, 2011, nonperforming farmland loans amounted to $61.2 million or 8.85% of total farmland loans. Nonperforming farmland loans increased $41.2 million at March 31, 2011 compared to December 31, 2010. That increase was primarily attributable to two related loans located in Florida.

At March 31, 2011, approximately 42% of the business real estate loans were owner-occupied.  Owner-occupied real estate loans are generally expected to have lower levels of default risk.

The ratio of nonaccrual commercial real estate loans to total commercial real estate loans at March 31, 2011 was 5.05%.  The ratio of nonaccrual commercial real estate loans to total commercial real estate loans in Arizona and Florida at March 31, 2011 was 5.25% and 16.98%, respectively. Nonaccrual commercial real estate loans in Arizona and Florida amounted to $181.0 million or 30.1% of total nonaccrual commercial real estate loans at March 31, 2011. Nonaccrual commercial real estate loans in Wisconsin amounted to $158.2 million or 26.3% of total nonaccrual commercial real estate loans at March 31, 2011.  The ratio of nonaccrual commercial real estate loans to total commercial real estate loans in Wisconsin at March 31, 2011 was 2.90%.

The average annualized net charge-offs for commercial real estate loans over the past nine quarters based on end of period loans were 3.2%. Included in commercial real estate net charge-offs within that period was the impact of bringing one credit relationship toward a final resolution.  That credit relationship consisted of multiple geographically dispersed commercial real estate loans related to the hospitality/lodging industry.  Management does not believe this credit event is indicative of a trend because the Corporation has no other outstanding credit exposure of a size and characteristic that resembles this one credit relationship. Excluding the hospitality/lodging loan charge-offs, the average annualized net charge-offs for commercial real estate loans over the past nine quarters based on end of period loans was 2.4%.

Residential Real Estate Loans

	Residential Real Estate ($ in millions)
	March 31, 2011	% of Consolidated Total	December 31, 2010	% of Consolidated Total

Loans	$4,035.0	11.5%	$4,341.3	11.7%
Nonaccrual loans	230.2	14.6	273.8	17.5
Accruing renegotiated loans	234.8	45.6	263.8	48.1
Loans past due 30-89 days	116.1	26.3	164.1	38.0
Quarter-to-date net charge-offs	51.8	12.0	46.5	10.8

Consistent with long standing practices, the Corporation does not originate sub-prime mortgages, variable interest-only payment plans, or mortgage loans that permit negative amortization.  The Corporation does not originate loans with below market or so-called teaser interest rates at closing and then increase after some contractual period of time.

Residential real estate loans are concentrated in Arizona (36%) and Wisconsin (35%).

Consistent with prior quarters, during the first quarter of 2011 the Corporation sold over 92% of its residential real estate production to the secondary market. At March 31, 2011, the residential real estate portfolio consisted of approximately 17% of residential real estate loans that were originated in 2004, 33% that were originated in 2008 or later and 50% that were originated in 2005 through 2007.  Loans originated in 2005 through 2007 have higher potential loss severity in the event of default because the collateral values underlying these loans experienced the greatest depreciation in value.

The Corporation processes a relatively low volume of residential mortgage foreclosures and many of the relevant processes are manual in nature and, as a result, the Corporation believes it does not have any significant issues relating to "robo signing" or documents not being reviewed prior to legal action.  At March 31, 2011, residential real estate loans held for investment and in the process of foreclosure amounted to $139.5 million.  The portfolio of residential mortgage loans serviced for others was $333.3 million, of which $4.1 million was in the process of foreclosure at March 31, 2011.

Residential real estate loans in Arizona have elevated levels of risk.  At March 31, 2011, Arizona residential real estate loans amounted to $1,456.4 million.  Nonperforming residential real estate loans in Arizona amounted to $125.6 million or 8.62% of total Arizona residential real estate loans.  Nonperforming residential real estate loans in Arizona represented 54.5% of total nonperforming residential real estate loans.

The ratio of nonaccrual residential real estate loans to total residential real estate loans at March 31, 2011 was 5.71%.  In Wisconsin, the ratio of nonaccrual residential real estate loans to total residential real estate loans at March 31, 2011 was 2.93%.

At March 31, 2011, approximately $184.4 million or 78.5% of accruing renegotiated residential real estate loans were in Arizona.  The total estimated cumulative default and re-default rate as of March 31, 2011 for renegotiated residential real estate loans that were restructured between June 2008 and December 2009 was approximately 31.8%.

The average annualized net charge-offs for residential real estate loans over the past nine quarters based on end of period loans was 5.2%.  Excluding the net charge-offs for the bulk loan sales completed in 2009, the average annualized net charge-offs over the past nine quarters based on end of period loans was 3.6%.  The average annualized net charge-offs for residential real estate loans for the three months ended March 31, 2011 was 5.2%.

Construction and Development Loans

	Construction and Development ($ in millions)
	March 31, 2011	% of Consolidated Total	December 31, 2010	% of Consolidated Total

Loans	$2,639.1	7.5%	$3,201.7	8.7%
Nonaccrual loans	412.7	26.1	435.9	27.8
Accruing renegotiated loans	108.0	21.0	107.0	19.5
Loans past due 30-89 days	87.7	19.9	83.3	19.3
Quarter-to-date net charge-offs	111.3	25.7	123.8	28.8

Construction and development loans consist of commercial construction, commercial land, construction by developers, residential land and construction by individuals.

The cumulative net charge-offs for construction and development loans was 36.8% of total loan and lease cumulative net charge-offs for the nine quarters ended March 31, 2011.  The average annualized net charge-offs for construction and development loans over the past nine quarters based on end of period loans was 14.6%.  Those losses were predominantly associated with construction and development loans located in Florida and Arizona.

The Corporation has significantly reduced the construction and development loan portfolio, which at its peak in 2007, was approximately 23% of total loans and leases outstanding.  The Corporation continues to reduce the construction and development portfolio. Given market conditions, construction and development loans are expected to continue to contract. Construction and development loans were 7.5% of total consolidated loans and leases at March 31, 2011.

The Corporation has also significantly reduced the amount and levels of nonperforming construction and development loans.  Since June 30, 2009, nonperforming construction and development loans have decreased at each consecutive quarter-end through March 31, 2011. At June 30, 2009, nonperforming construction and development loans amounted to $1,043.4 million or 15.28% of outstanding construction and development loans compared to nonperforming construction and development loans of $412.7 million or 15.64% of outstanding construction and development loans at March 31, 2011, a decrease of $630.7 million or 60.5%.  The decrease in nonperforming construction and development loans was primarily due to reduced levels of new nonperforming loans, restructurings, loan sales and charge-offs.

Construction and development loans in Florida and Arizona amounted to $992.1 million or 37.6% of total construction and development loans at March 31, 2011 compared to $1,182.7 million or 36.9% of total construction and development loans at December 31, 2010, a decrease of $190.6 million or 16.1%.  At March 31, 2011, nonperforming construction and development loans in Florida and Arizona amounted to $139.6 million or 14.1% of total construction and development loans in Florida and Arizona compared to nonperforming construction and development loans of $173.4 million or 14.7% of total construction and development loans in Florida and Arizona at December 31, 2010, a decrease of $33.8 million or 19.5%.  Nonperforming construction and development loans in Florida and Arizona represented 33.8% of total nonperforming construction and development loans at March 31, 2011 and 39.8% of total nonperforming construction and development loans at December 31, 2010.  Accruing renegotiated construction and development loans in Florida and Arizona amounted to $80.1 million or 74.2% of total accruing renegotiated construction and development loans at March 31, 2011 compared to $80.2 million or 75.0% of total accruing renegotiated construction and development loans at December 31, 2010 and was relatively unchanged.

Residential land loans have higher potential loss severity in the event of default because the collateral values underlying these loans have experienced the largest relative decline in value, especially in Arizona.  At March 31, 2011, residential land loans amounted to $972.8 million or 36.9% of total construction and development loans compared to $1,073.4 million or 33.5% of total construction and development loans at December 31, 2010, a decrease of $100.6 million or 9.4%.  Residential land loans in Arizona were 53.6% of total residential land loans at March 31, 2011 and 52.9% of total residential land loans at December 31, 2010.  At March 31, 2011, nonperforming residential land loans amounted to $96.3 million or 9.9% of total residential land loans compared to nonperforming residential land loans of $127.7 million or 11.9% of total residential land loans at December 31, 2010, a decrease of $31.4 million or 24.6%.  Nonperforming residential land loans in Arizona were 38.9% of total nonperforming residential land loans at March 31, 2011 and 37.2% of total nonperforming residential land loans at December 31, 2010.  Nonperforming residential land loans were 23.3% of total nonperforming construction and development loans at March 31, 2011 and 29.3% of total nonperforming construction and development loans at December 31, 2010.

Consumer Loans and Leases

	Consumer ($ in millions)
	March 31, 2011	% of Consolidated Total	December 31, 2010	% of Consolidated Total

Loans and leases	$5,288.9	15.0%	$5,431.7	14.7%
Nonaccrual loans and leases	100.6	6.4	94.9	6.1
Accruing renegotiated loans	43.9	8.5	52.1	9.5
Loans and leases past due 30-89 days	72.7	16.5	83.5	19.4
Quarter-to-date net charge-offs	40.7	9.4	47.3	11.0

The majority of consumer loans and leases are home equity loans and lines of credit which amounted to $4,051.2 million at March 31, 2011.  Home equity lines of credit represented 59.4% and home equity loans represented 40.6% of total home equity loans and lines of credit.  Approximately 45% of home equity loans and lines of credit are secured by first mortgages.  During 2005 and 2006, when real estate market values were at a peak, the majority of the Corporation’s wholesale home equity originations were sold.

The largest geographic concentration of home equity loans and lines of credit is in Wisconsin (36%) with the remainder geographically dispersed.

The average annualized net charge-offs for home equity loans and lines of credit over the past nine quarters based on end of period loans were 2.7%.  The average annualized net charge-offs for home equity loans and lines of credit for the three months ended December 31, 2010 based on end of period loans were 3.4%.  The average annualized net charge-offs for home equity loans and lines of credit for the three months ended March 31, 2011 based on end of period loans were 3.4%.

Credit card loans amounted to $264.4 million or 0.75% of total loans and leases at March 31, 2011.  Credit cards are not a significant component of the Corporation’s loan and lease portfolio.

Provision for Loan and Lease Losses

Consistent with the credit quality trends noted above, the provision for loan and lease losses amounted to $418.8 million for the three months ended March 31, 2011.  By comparison, the provision for loan and lease losses amounted to $429.1 million for the fourth quarter of 2010 and $458.1 million for the first quarter of 2010.  The provision for loan and lease losses is the amount required to establish the allowance for loan and lease losses at the required level after considering charge-offs and recoveries.

At March 31, 2011, the allowance for loan and lease losses amounted to $1,374.1 million or 3.91% of total loans and leases compared to $1,387.6 million or 3.75% of total loans and leases at December 31, 2010.

During the first quarter of 2011, the Corporation experienced a slight increase in nonperforming loans and leases and early stage delinquencies compared to the fourth quarter of 2010. The reported amount of the Corporation’s nonperforming loans and leases continues to be elevated, the improving economy remained fragile and unemployment levels continued to be volatile and elevated.  As demonstrated in 2008 and 2009, the credit environment and underlying collateral values can change rapidly.  Based on those considerations, the Corporation determined that the allowance for loan and lease losses in the first quarter of 2011 should remain consistent with the prior quarter after taking into consideration the effect of loan sales during the quarter.

The Corporation’s credit quality statistics as of and for the three months ended March 31, 2011 reinforced recent trends with additional positive evidence that the Corporation has experienced stabilized credit performance.  Management expects that these trends will continue.  Management also expects that continuing credit improvement along with continued improvement in the economy and a reduction or stabilization in unemployment would result in lower provisions for loan and lease losses and a reduced allowance for loan and lease losses in future quarters.  There are numerous unknown factors at this time that will ultimately affect the timing and amount of nonperforming loans and leases, net charge-offs and the provision for loan and lease losses that will be recognized in the remainder of 2011.  The timing and amount of charge-offs will continue to be influenced by loan sales and the Corporation’s other strategies for managing its nonperforming loans and leases.

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

OTHER INCOME

Total other income in the first quarter of 2011 amounted to $186.5 million compared to $221.7 million in the same period last year.

Total other income for the three months ended March 31, 2011 includes net investment securities gains and net gains associated with loans available for sale (other than mortgage loans originated for sale).  For the three months ended March 31, 2011, these items amounted to $7.9 million.  Total other income for the three months ended March 31, 2010 includes gain from early debt terminations, net losses due to write-downs associated with loans available for sale (other than mortgage loans originated for sale) and the gain associated with the sale of merchant portfolio processing. For the three months ended March 31, 2010, these items amounted to $51.4 million.  Excluding these items, total other income in the first quarter of 2011 amounted to $178.6 million compared to $170.3 million in the same period last year, an increase of $8.3 million or 4.9%.

Wealth management revenue amounted to $74.3 million in the first quarter of 2011 compared to $68.1 million in the first quarter of 2010, an increase of $6.2 million or 9.1%.  Assets under management were $34.1 billion at March 31, 2011 and $32.7 billion at March 31, 2010 which reflects the positive effect of the financial markets and continued expansion of the customer base.  Assets under administration were $136.2 billion at March 31, 2011 compared to $124.6 billion at March 31, 2010.  Revenue growth was experienced in both personal and institutional trust services.  Wealth management revenue will continue to be affected by market volatility and direction through the remainder of 2011.

For the three months ended March 31, 2011, service charges on deposits amounted to $32.9 million compared to $32.1 million for the three months ended March 31, 2010, an increase of $0.8 million or 2.6%.  A portion of this source of fee income is sensitive to interest rates.  As expected, the Corporation has experienced some decline in service charge revenue due to recent changes in banking regulations.  Overdraft revenue is not a significant source of revenue for the Corporation.  However, the Corporation has introduced new products targeted to those customers that have historically generated overdrafts and has had success in recovering a portion of this lost revenue.

Total mortgage banking revenue was $7.6 million in the first quarter of 2011 compared to $6.4 million in the first quarter of 2010, an increase of $1.2 million. Residential mortgage loans sold in the secondary market amounted to $0.4 billion in each of the three months ended March 31, 2011 and 2010.

Net investment securities gains amounted to $7.2 million in the first quarter of 2011 and were primarily associated with net gains on private equity investments.

Bank-owned life insurance revenue amounted to $11.2 million for the three months ended March 31, 2011 compared to $10.8 million for the three months ended March 31, 2010.  The recovery in the value of the underlying invested assets throughout 2009 resulted in improved crediting rates in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Gain on the termination of debt amounted to $10.3 million for the three months ended March 31, 2010.  During the first quarter of 2010, the Corporation re-acquired and extinguished subordinated long term borrowings issued by the Corporation’s wholly-owned subsidiary, M&I Marshall & Ilsley Bank (“M&I Bank”), with a par value of $100.9 million.

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

Other income in the first quarter of 2011 amounted to $53.3 million compared to $45.7 million in the first quarter of 2010, an increase of $7.6 million or 16.7%. The net gains or losses associated with loans available for sale (other than mortgage loans originated for sale) are reported in other income in the Consolidated Statements of Income and amounted to a net gain of $0.7 million in the three months ended March 31, 2011 compared to a net loss of $7.2 million in the three month period ended March 31, 2010.

OTHER EXPENSE

Total other expense for the three months ended March 31, 2011 amounted to $325.7 million compared to $365.6 million for the three months ended March 31, 2010, a decrease of $39.9 million or 10.9%.

Total other expense for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 included elevated levels of credit and collection-related expenses and elevated levels of expenses associated with the acquisition, valuation and holding of OREO properties, which are referred to collectively as “credit and collection expense”.

Total other expense for the three months ended March 31, 2011 includes the loss from the redemption of two out of the four outstanding issues of junior preferred debt securities (trust preferred securities) that are required to be redeemed by the Corporation under the merger agreement with BMO.

Total other expense for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 included non-cash charges to write-off the unamortized issuance costs attributable to redeemed brokered CDs.

The impact of these items is shown in the following tables ($ in millions):

	Three Months Ended March 31,
			Change
	2011	2010	Amount	Pct

Credit and collection expenses	$27.4	$40.6	$(13.2)	(32.5)%
Loss on termination of debt	0.8	-	0.8	100.0
Loss on brokered CDs	-	5.8	(5.8)	(100.0)
All other	297.5	319.2	(21.7)	(6.8)
Total other expense	$325.7	$365.6	$(39.9)	(10.9)%

The Corporation’s expense in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, excluding the items discussed above, decreased $21.7 million or 6.8%.

The efficiency ratio is a non-GAAP statistical measure that is used to evaluate comparative expense control across the financial services industry.  The efficiency ratio is calculated by dividing total other expense by the sum of total other income (excluding investment securities gains and losses) and net interest income FTE.  The Corporation’s efficiency ratios for the three months ended March 31, 2011 and 2010 were:

Efficiency Ratio
($000’s)

	Three Months Ended March 31,
	2011	2010

Total other expense	$325,678	$365,587
Net income attributable to noncontrolling interests	331	389
Total expense for efficiency ratio	$326,009	$365,976

Net interest income	$346,734	$403,465
FTE adjustment	5,416	5,692
Total other income	186,456	221,660
Less: net investment securities gains / losses	(7,212)	(102)
Total other income and net interest income FTE	$531,394	$630,715

Efficiency ratio	61.4%	58.0%

The efficiency ratio for the first quarter of 2011 was adversely affected by the elevated costs for credit and collection expenses,  the loss from the redemption of trust preferred securities and expenses associated with the pending merger with BMO.  The efficiency ratio for the first quarter of 2011 was positively impacted by the net gains associated with loans available for sale (other than mortgage loans originated for sale).  The estimated adverse net impact of these items on the Corporation’s efficiency ratio for the three months ended March 31, 2011 was approximately 5.4%.

The efficiency ratio for the first quarter of 2010 was adversely impacted by the elevated credit and collection expenses, net losses due to write-downs associated with loans available for sale (other than mortgage loans originated for sale) and non-cash charges to write-off the unamortized issuance costs attributable to redeemed brokered CDs. The efficiency ratio for the first quarter of 2010 was positively impacted by gains on the termination of debt and the gain associated with the sale of merchant portfolio processing.  The estimated adverse net impact on the Corporation’s efficiency ratio for the three months ended March 31, 2010 from these items was approximately 2.9%.

Salaries and employee benefits expense amounted to $155.5 million in the first quarter of 2011 compared to $161.6 million in the first quarter of 2010, a decrease of $6.1 million or 3.8%. The number of full-time equivalent employees at March 31, 2011 was approximately 6.0% less than the number of full-time equivalent employees at March 31, 2010.

Net occupancy and equipment expense, software expenses, processing charges and supplies, printing, postage and delivery expenses amounted to $81.3 million in the first quarter of 2011 compared to $82.2 million for the three months ended March 31, 2010.

FDIC insurance premiums on deposits amounted to $22.5 million in the first quarter of 2011 compared to $27.3 million in the first quarter of 2010, a decrease of $4.8 million or 17.4%.  FDIC insurance premiums in the first quarter of 2010 included the cost of participating in the FDIC’s Temporary Liquidity Guarantee Program.

Professional services expense amounted to $22.3 million in the first quarter of 2011 compared to $20.8 million in the first quarter of 2010, an increase of $1.5 million or 7.2%.  Legal fees and other professional fees associated with problem loans increased $2.2 million in the first quarter of 2011 compared to the first quarter of 2010.

Net OREO expenses amounted to $15.8 million in the first quarter of 2011 compared to $31.6 million in the first quarter of 2010, a decrease of $15.8 million or 50.1%.  The costs of acquiring and holding the elevated levels of foreclosed properties decreased $1.1 million or 9.2% in the first quarter of 2011 compared to the first quarter of 2010. Valuation write-downs decreased $9.7 million in the first quarter of 2011 compared to the first quarter of 2010.  For the three months ended March 31, 2011, net gains from the sale of OREO amounted to $6.4 million compared to $1.4 million for the three months ended March 31, 2010.  The Corporation expects that higher levels of expenses associated with acquiring and holding foreclosed properties will continue.  Valuation write-downs and net gains or losses on the disposition of OREO will depend on real estate market conditions.

Loss on brokered CDs represents the non-cash charge to write-off the unamortized issuance costs attributable to brokered CDs that are called prior to their scheduled maturity.  There were no losses on brokered CDs in the first quarter of 2011 compared to $5.8 million in the first quarter of 2010.  During the first quarter of 2010, the Corporation redeemed $0.6 billion of brokered CDs.

Loss on termination of debt amounted to $0.8 million in the first quarter of 2011. That loss resulted from the redemption of two out of the four outstanding issues of junior preferred debt securities (trust preferred securities) that are required to be redeemed by the Corporation under the merger agreement with BMO.

Other expense amounted to $23.1 million in the first quarter of 2011 compared to $31.2 million in the first quarter of 2010, a decrease of $8.1 million or 25.8%.  The decline in other expense in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was generally distributed across different types of expenses.

INCOME TAXES

For the three months ended March 31, 2011, the benefit for income taxes amounted to $95.0 million or 45.0% of the pre-tax loss, compared to the benefit for income taxes for the three months ended March 31, 2010 of $83.6 million or 42.1% of the pre-tax loss.

The health care acts signed into law in March 2010 effectively changed the income tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide qualifying prescription drug benefits.  Under the health care acts, beginning in 2013 the Corporation’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the subsidy.  Under GAAP, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date.  As a result, the Corporation recognized a noncash charge of $4.1 million for the write-off of deferred tax assets to reflect the change in tax treatment of the federal subsidy.

LIQUIDITY AND CAPITAL RESOURCES

Total equity was $6.23 billion or 12.56% of total consolidated assets at March 31, 2011 compared to $6.34 billion or 12.47% of total consolidated assets at December 31, 2010 and $6.87 billion or 12.15% of total consolidated assets at March 31, 2010.

During the first quarter of 2011, the Corporation paid cash dividends of $5.3 million or $0.01 per share on its common stock.  Currently, the Corporation is required to obtain the prior approval of the Federal Reserve Bank of Chicago (the “Federal Reserve”) and the Wisconsin Department of Financial Institutions (the “DFI”) to pay a cash dividend on its common stock.

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

Under the terms of the Securities Purchase Agreement, as long as any Senior Preferred Stock is outstanding, the Corporation may pay quarterly common stock cash dividends of up to $0.32 per share, and may redeem or repurchase its common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Senior Preferred Stock are fully paid.  Prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock, unless the Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for the Corporation to increase its common stock dividend to more than $0.32 per share per quarter or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement.  The Senior Preferred Stock is non-voting, except for class voting rights on matters that would adversely affect the rights of the holders of the Senior Preferred Stock.

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

Pursuant to the Securities Purchase Agreement, until the UST no longer owns any shares of the Senior Preferred Stock, the Warrant or Warrant Shares, the Corporation’s employee benefit plans and other executive compensation arrangements for its senior executive officers (as defined in the applicable UST regulations) must continue to comply in all respects with Section 111(b) of the Emergency Economic Stabilization Act and the rules and regulations of the UST promulgated thereunder.

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

Preferred dividends accrued and discount accretion on the Senior Preferred Stock amounted to $25.4 million for the three months ended March 31, 2011.  On February 16, 2011, the Corporation paid the quarterly dividend on the Senior Preferred Stock for the period from November 16, 2010 through February 15, 2011 in the amount of $21.4 million.

On December 17, 2010, the Corporation and BMO announced that they have entered into a definitive merger agreement under which BMO will acquire all outstanding shares of common stock of the Corporation in a stock-for-stock transaction. Under the merger agreement, BMO has agreed to purchase the Senior Preferred Stock at par plus accrued interest - with full repayment to the UST immediately prior to closing.  The Corporation’s existing warrants held by the UST will also be purchased by BMO.

At March 31, 2011, the net loss in accumulated other comprehensive income amounted to $77.9 million, which represented a positive change in accumulated other comprehensive income of $28.9 million since December 31, 2010.  Net accumulated other comprehensive income associated with available for sale investment securities was a net loss of approximately $43.5 million at March 31, 2011, compared to a net loss of $66.2 million at December 31, 2010, resulting in a net gain of $22.7 million over the three month period.  The net unrealized loss associated with the change in fair value of the Corporation’s derivative financial instruments designated as cash flow hedges decreased $6.7 million since December 31, 2010, and amounted to a net loss of $35.0 million at March 31, 2011, compared to a net loss of $41.7 million at December 31, 2010.  The amount required to adjust the Corporation’s postretirement health benefit liability to its funded status included in accumulated other comprehensive income amounted to an unrealized gain of approximately $0.6 million as of March 31, 2011.

The Corporation continues to have a strong capital base and its regulatory capital ratios are significantly above the minimum requirements as shown in the following tables.

Risk-Based Capital Ratios
($ in millions)

	March 31, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$4,156	10.95%	$4,430	11.14%
Tier 1 Capital Minimum Requirement	1,518	4.00	1,590	4.00
Excess	$2,638	6.95%	$2,840	7.14%

Total Capital	$5,363	14.13%	$5,665	14.25%
Total Capital Minimum Requirement	3,037	8.00	3,181	8.00
Excess	$2,326	6.13%	$2,484	6.25%

Risk-Adjusted Assets	$37,961		$39,760

Leverage Ratios
($ in millions)

	March 31, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$4,156	8.58%	$4,430	8.91%
Minimum Leverage Requirement	1,452 - 2,421	3.00 - 5.00	1,492 - 2,487	3.00 - 5.00
Excess	$2,704 - $1,735	5.58 - 3.58%	$2,938 - $1,943	5.91 - 3.91%

Adjusted Average Total Assets	$48,410		$49,737

The Corporation manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure the Corporation’s own cash requirements are met.  The Corporation maintains liquidity by obtaining funds from several sources.

Cash and short-term investments held at the Federal Reserve amounted to $3.2 billion at March 31, 2011.  At the present time, these balances represent the Corporation’s most readily available source of liquidity.

Another readily available source of liquidity to the Corporation is its investment portfolio.  Investment securities available for sale, which totaled $6.3 billion at March 31, 2011, represent a highly accessible source of liquidity.  The Corporation’s portfolio of held-to-maturity investment securities provides liquidity from maturities.

Depositors within the Corporation’s defined markets are another source of liquidity.  Core deposits (demand, savings, money market and consumer time deposits) averaged $29.2 billion in the first quarter of 2011, a decrease of  approximately $0.3 billion or 1.1% compared to the fourth quarter of 2010.  These core deposits represented 77.1% of total consolidated average deposits for the first quarter of 2011 compared to 76.6% in the fourth quarter of 2010.

The Corporation has historically used brokered deposits to supplement deposit funding generated through the Corporation’s banking branch network due to pricing advantages.  As a result of unstable market conditions in the capital markets during 2008 and 2009, the Corporation increased its use of brokered deposits primarily because the cost of brokered deposits was below the cost of issuing debt, especially new long-term borrowings.  Brokered and institutional certificates of deposit represented 37.2% of total average wholesale deposit balances in the first quarter of 2011 compared to 52.4% of total average wholesale deposit balances in the year ended December 31, 2010.  The weighted average remaining term of outstanding brokered and institutional certificates of deposit at March 31, 2011 was 9.6 years. The Corporation expects that it will continue to place less reliance on wholesale deposits.

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

During the first quarter of 2011, short-term borrowings consisted predominantly of federal funds purchased and security repurchase agreements. Information related to Federal funds purchased and security repurchase agreements at March 31, 2011 and the three months ended March 31, 2011 were as follows ($000’s):

Amount outstanding at quarter end	$195,977
Average amount outstanding during the quarter	263,529
Maximum outstanding at any month's end	268,685
Weighted average interest rate at quarter end	0.19%
Weighted average interest rate during the quarter	0.21%

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

During the first quarter of 2011, the Corporation redeemed the $38.0 million of Gold Banc Trust IV and the $15.0 million of Trustcorp Statutory Trust I trust preferred debt securities at a loss.  The securities were redeemed pursuant to the merger agreement with BMO, which requires the Corporation to redeem all four of its outstanding issues of junior preferred debt securities (trust preferred securities) prior to the closing of the merger with BMO. The Corporation redeemed the remaining two issues of trust preferred securities in April 2011. The loss on the trust preferred securities redeemed during the first quarter of 2011 amounted to $0.8 million and is reported in Other expense in the Consolidated Statements of Income as Loss on Termination of Debt.

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

M&I Bank has implemented a global bank note program that permits it to issue and sell up to a maximum of US $13.0 billion aggregate principal amount (or the equivalent thereof in other currencies) at any one time outstanding of its senior global bank notes with maturities of seven days or more from their respective date of issue and subordinated global bank notes with maturities more than five years from their respective date of issue.  The notes may be fixed rate or floating rate and the exact terms will be specified in the applicable Pricing Supplement or the applicable Program Supplement.  This program is intended to enhance liquidity by enabling M&I Bank to sell its debt instruments in global markets in the future without the delays that would otherwise be incurred.  At March 31, 2011, approximately $11.4 billion of new debt could be issued under M&I Bank’s global bank note program.

Bank notes outstanding at March 31, 2011 amounted to $2.1 billion, of which $1.4 billion is subordinated.  A portion of the subordinated bank notes qualifies as supplementary capital for regulatory capital purposes.

During the second quarter of 2008, the Corporation filed a shelf registration statement with the Securities and Exchange Commission enabling the Corporation to issue up to 6.0 million shares of its common stock from time to time in connection with acquisitions by the Corporation and/or consolidated subsidiaries of the Corporation.  At March 31, 2011, approximately 1.14 million shares of the Corporation’s common stock could be issued under the shelf registration statement for future acquisitions.

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

OFF-BALANCE SHEET ARRANGEMENTS

Other than the redemption of the trust preferred securities as previously discussed, at March 31, 2011, there have been no substantive changes with respect to the Corporation’s off-balance sheet activities disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Corporation continues to believe that based on the off-balance sheet arrangements with which it is presently involved, such off-balance sheet arrangements neither have, nor are reasonably likely to have, a material impact to its current or future financial condition, results of operations, liquidity or capital.

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

The Corporation’s reserving methodology is described in Note 8 – Allowance for Loan and Lease Losses in Notes to Consolidated Financial Statements. Credit quality trends that affected the allowance for loan and lease losses are discussed in Summary of Loan and Lease Loss Experience and Credit Quality.

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

The Federal and state taxing authorities periodically review the Corporation’s interpretation of Federal and state income tax laws and make assessments based on their determination of tax laws.  Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations.  The Corporation establishes tax liabilities or reduces tax assets for uncertain tax positions when, despite its belief that its tax return positions are appropriate and supportable under local tax law, the Corporation believes it may not succeed in realizing the tax benefit of certain positions if challenged.  In evaluating a tax position, the Corporation determines whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Corporation’s estimate of the ultimate tax liability contains assumptions based on past experiences, and judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by taxing jurisdictions.  The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  The Corporation evaluates these uncertain tax positions each quarter and adjusts the related tax liabilities or assets in light of changing facts and circumstances, such as the progress of a tax audit or the expiration of a statute of limitations.  The Corporation believes the estimates and assumptions used to support its evaluation of uncertain tax positions are reasonable.  At March 31, 2011, the Corporation does not expect its unrecognized tax benefits to significantly increase or decrease within the next 12 months.

At March 31, 2011, the Corporation reported a net deferred tax asset of approximately $1.5 billion.  On an ongoing basis, management evaluates the deferred tax asset to determine if a valuation allowance is required.  The determination of whether a valuation allowance is required is based on available positive and negative evidence.  Based on its analysis of the evidence, the Corporation determined that no valuation allowance was required to be recorded against the Federal deferred tax asset at March 31, 2011.  The Corporation is in a 3-year cumulative loss position as of December 31, 2010.  The cumulative losses were primarily attributable to the significantly higher amount of credit losses associated with real estate loans and the goodwill impairment charge recorded in 2008.  This was considered as a significant piece of negative evidence.

The positive evidence the Corporation considered consisted of the following:  despite the credit related losses, the Corporation’s pre-tax, pre-provision income has remained stable and provides the base of income that will allow the Corporation to utilize its net operating losses as the economy improves.

Pre-tax, pre-provision income is a non-GAAP measure that the Corporation believes is useful in analyzing underlying performance trends.  This is the level of earnings adjusted to exclude the impact of the provision for loan and lease losses, which is excluded because its absolute level is elevated and volatile.  This financial measure is considered to be an important metric with which to supplement the analysis and evaluation of the Corporation’s results of operations and financial strength.

The following table reflects pretax, pre-provision income for the first quarter of 2011, and the four quarters of 2010:

Income Before Taxes and Provision for Loan and Lease Losses
(Pre-tax, Pre-provision Income)
($000's)

	Three Months Ended
	March 31	Dec. 31	Sept. 30	June 30	March 31
	2011	2010	2010	2010	2010

Loss before income taxes	$(211,291)	$(202,895)	$(246,364)	$(251,661)	$(198,574)
Add: Provision for loan and lease losses	418,803	429,133	431,744	439,899	458,112
Total pre-tax, pre-provision income	$207,512	$226,238	$185,380	$188,238	$259,538

Net operating losses have a 20 year carryforward life.  The Corporation forecasted sufficient taxable income during the carryforward period, exclusive of tax planning strategies, to utilize the net operating losses prior to expiration.  Projected taxable income was based on objectively verifiable evidence.  Under this method, certain losses which were considered “nonrecurring” were added back to the 2010 loss before income taxes.  Nonrecurring losses were determined to be primarily credit losses and related expenses associated with the Corporation’s construction and development loan portfolio, which the Corporation deemed to be appropriate given its strategy of minimizing this type of lending.  This loan type experienced the greatest amount of stress over the past two years.  The Corporation has significantly reduced its exposure to these types of loans through loan sales and charge-offs and minimized this type of lending.  Based on this analysis, the deferred tax asset and the net operating losses would be fully recovered well before expiration.  The Corporation considered this method to be conservative because the credit losses and related expenses for the Corporation’s other loan types were projected to continue in future periods at the 2010 levels, which were considered to be elevated compared to historical experience.  The Corporation’s capital base was considered more than adequate to withstand the expected timeframe required to utilize the net operating losses.

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

The implied fair value of a reporting unit’s goodwill will generally increase if the fair value of its loans and leases is less than the carrying value of the reporting unit’s loans and leases.  The fair value of loans and leases was derived from the same discounted cash flow analysis as described in Note 3 – Fair Value Measurements in Notes to Financial Statements.

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

There have been no events since the annual test at June 30, 2010 to indicate that it is more likely than not that the recorded goodwill had become impaired.  That determination was made after considering numerous qualitative and quantitative factors.  Qualitative factors included the following:  (1) the Corporation has not observed any trends that would indicate a material loss of customers, deposits or unanticipated loss in loans; (2) credit quality trends have remained relatively stable since June 30, 2010, when the annual test was performed; and (3) pre-tax, pre-provision income, a non-GAAP measure currently being tracked closely in banking, was relatively stable in the first quarter of 2011 compared to the second half of 2010, and the Corporation has not observed any trends that would indicate a material loss in pre-tax, pre-provision income.  Quantitatively, the Corporation updated the estimates of the fair value of the reporting units based on the total value, which includes a control premium, that was established when the Corporation and BMO announced that they had entered into a definitive merger agreement under which BMO will acquire all of the outstanding shares of common stock of the Corporation in a stock-for-stock transaction.

The results were that the Trust, Brokerage and Capital Markets reporting units continued to have significant excess fair value over book value.  The National Consumer reporting unit continued to show a deficiency, which was consistent with the conclusions reached in the annual test. The Commercial Banking segment and the Private Banking reporting unit indicated a small excess.  Updated estimated fair values of assets and liabilities and an updated estimate of the amount assigned to an unrecognized core deposit intangible were determined for each of the Commercial Banking segment and the Private Banking and the National Consumer reporting units. Based on those updated amounts the implied fair value of goodwill continued to be in excess over the allocated book value of goodwill.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following updated information should be read in conjunction with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.  Updated information regarding the Corporation’s use of derivative financial instruments is contained in Note 11 – Derivative Financial Instruments and Hedging Activities in Notes to Financial Statements contained in Item 1 herein.

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

This information is incorporated into a model that projects future net interest income levels in several different interest rate environments.  Earnings at risk are calculated by modeling net interest income in an environment where rates remain constant, and comparing this result to net interest income in a different rate environment, and then expressing this difference as a percentage of net interest income for the succeeding 12 months.  Since future interest rate moves are difficult to predict, the following table presents two potential scenarios—a gradual increase of 100bp across the entire yield curve over the course of the year (+25bp per quarter), and a gradual decrease of 100bp across the entire yield curve over the course of the year (-25bp per quarter) for the balance sheet as of March 31, 2011:

Hypothetical Change in Interest Rates	Annual Impact
100 basis point gradual rise in rates	0.2%
100 basis point gradual decline in rates	(2.5	) %

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

Equity Risk

In addition to interest rate risk, the Corporation incurs market risk in the form of equity risk.  The Corporation invests directly and indirectly through investment funds, in private medium-sized companies to help establish new businesses or recapitalize existing ones.  These investments expose the Corporation to the change in equity values for the portfolio companies.  However, fair values are difficult to determine until an actual sale or liquidation transaction actually occurs.  At March 31, 2011, the carrying value of total private equity investments amounted to approximately $73.5 million.

At March 31, 2011, Wealth Management administered $136.2 billion in assets and directly managed $34.1 billion in assets.  Exposure exists to changes in equity values due to the fact that fee income is partially based on equity balances.  Quantification of this exposure is difficult due to the number of other variables affecting fee income.  Interest rate changes can also have an effect on fee income for the above-stated reasons.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Eight putative class action complaints have been filed in the Circuit Court of Milwaukee County, Wisconsin against the Corporation, its directors, and BMO challenging the merger:  Berens v. Marshall & Ilsley Corp., et al., Case No. 10CV021273 (filed Dec. 20, 2010); Ohlgart v. Marshall & Ilsley Corp., et al., Case No. 10CV021485 (filed Dec. 22, 2010); Sayeg v. Marshall & Ilsley Corp., et al., Case No. 10CV021622 (filed Dec. 22, 2010); Schindler v. Marshall & Ilsley Corp., et al., Case No. 10CV021528 (filed Dec. 27, 2010); Stadler v. Marshall & Ilsley Corp., et al., Case No. 10CV021676 (filed Dec. 28, 2010); Onwudebe v. Marshall & Ilsley Corp., et al., Case No. 10CV021742 (filed Dec. 28, 2010); Anthony v. Marshall & Ilsley Corp., et al., Case No. 11CV000338 (filed Jan. 6, 2011); and Drummond v. Marshall & Ilsley Corp., et al., Case No. 11CV000380 (filed Jan. 7, 2011).  Each of these complaints names the Corporation and the members of the Corporation’s board of directors as defendants and alleges that the Corporation’s directors breached their fiduciary duties to the Corporation’s shareholders by approving the merger following a flawed process that resulted in an unfair price to the Corporation’s shareholders.  The complaints also variously allege that the directors approved provisions in the merger agreement and the related stock option agreement that constitute impermissible deal protection devices and that certain officers and directors of the Corporation will receive personal benefits from the merger not shared in by other shareholders of the Corporation.  Each of the complaints except the Onwudebe action also names BMO as a defendant and alleges that BMO aided and abetted the alleged breach of fiduciary duty.  In addition, the Anthony action names Gregory A. Smith, the Corporation’s Senior Vice President and Chief Financial Officer, as a defendant and alleges that Mr. Smith breached fiduciary duties to the Corporation’s shareholders.  On February 10, 2011, the Schindler and Sayeg plaintiffs filed amended complaints, and on February 14, 2011, the Berens plaintiff filed an amended complaint.  The amended complaints all add allegations that the registration statement on Form F-4 in connection with the pending merger contains materially misleading misrepresentations and/or omissions.  On April 6, 2011, the Wisconsin state court issued its order to consolidate the eight actions and appointed the counsel for the plaintiffs.

Two putative class actions challenging the merger have also been filed in the United States District Court for the Eastern District of Wisconsin:  Fruchter v. Marshall & Ilsley Corp., et al., No. 10-cv-01157 (filed Dec. 22, 2010), and Folisi v. Marshall & Ilsley Corp., et al., No. 11-cv-00025 (filed Jan. 11, 2011).  These complaints allege that the Corporation and its directors breached fiduciary duties to the Corporation’s shareholders by approving the merger following a flawed process that resulted in an unfair price to the Corporation’s shareholders and that the merger will result in personal benefits to certain directors and officers of the Corporation.  The complaints further allege that BMO aided and abetted these alleged breaches.  On March 15, 2011, the federal court consolidated the Fruchter and Folisi actions into a single proceeding.  An amended complaint was filed in the Folisi action on April 5, 2011 adding claims that allege inadequate disclosures regarding the merger agreement, the transactions contemplated thereby and the process leading up to the execution of the merger agreement and in the preliminary prospectus/proxy statement that are part of the registration statement on Form F-4.

All ten lawsuits seek, among other things, to enjoin completion of the merger and an award of costs and attorneys’ fees.  Certain of the actions also seek the imposition of a constructive trust for benefits allegedly improperly received by the defendants and/or an accounting of damages sustained as a result of the alleged breaches of fiduciary duty.

At this stage of the lawsuits described above, it is not possible for management of the Corporation to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. The Corporation intends to vigorously defend these lawsuits.

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

In June 2010, M&I Bank was named as a defendant in a putative class action alleging that M&I Bank’s posting of debit card transactions is a breach of the implied obligation of good faith and fair dealing, is a breach of the Wisconsin Consumer Act, is unconscionable, constitutes conversion, and unjustly enriches the Corporation. The plaintiffs allege that the daily high to low postings of debit card entries, rather than chronological postings, results in excessive overdraft fees.  The plaintiffs seek to represent a nationwide class for all of the claims except that involving the Wisconsin Consumer Act, for which it seeks to represent a class of Wisconsin customers of M&I Bank. The lawsuit, while initially filed in the United States District Court for the Middle District of Florida, has been transferred for pretrial purposes in a multi-district litigation (“MDL”) proceeding in the Southern District of Florida, in which numerous other putative class actions against financial institutions asserting similar claims are pending.  The consolidation in the MDL is for pre-trial discovery and motion proceedings.  M&I Bank filed a motion to compel the two plaintiffs to arbitrate the dispute.  This motion was denied in an order dated April 7, 2011, and M&I Bank has appealed the order.  At this stage of the lawsuit, it is not possible for management of the Corporation to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time.  M&I Bank intends to vigorously defend this lawsuit.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table reflects the purchases of Marshall & Ilsley Corporation stock by the Corporation for the specified period:

			Total Number	Maximum Number
			of Shares	of Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased (1)	per Share	or Programs	or Programs
January 1 to January 31, 2011	10,050	$5.10	N/A	N/A
February 1 to February 28, 2011	11,776	6.98	N/A	N/A
March 1 to March 31, 2011	9,218	7.13	N/A	N/A
Total	31,044	$6.41	N/A

(1)	Includes shares purchased by rabbi trusts pursuant to nonqualified deferred compensation plans.

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

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31(I)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31(II)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32(I)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32(II)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
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

May 10, 2011

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

11
Statement Regarding Computation of Earnings Per Common Share, Incorporated by Reference to Note 5 of Notes to Financial Statements contained in Item 1 - Financial Statements (Unaudited) of Part I - Financial Information herein.

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31(I)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31(II)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32(I)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32(II)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act or otherwise subject to liability under these sections.